Form 10-Q
period 1996-03-31
WNC HOUSING TAX CREDIT FUND III L P
filed 1996-05-15
CIK 875278

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

(Mark One)

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    MARCH 31, 1996

                                          OR

/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               ------------------   -------------------
Commission file number    0-21494

                        WNC HOUSING TAX CREDIT FUND III, L.P.
                (Exact name of registrant as specified in its charter)

              CALIFORNIA                              33-0463432
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                    Identification No.)

                 3158 REDHILL AVENUE, SUITE 120, COSTA MESA, CA 92626
                       (Address of principal executive offices)

                                    (714) 662-5565
                           (Registrant's telephone number,
                                 including area code)

                                         N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/    No / /

                        WNC HOUSING TAX CREDIT FUND III, L.P.
                          (A California Limited Partnership)

                                  INDEX TO FORM 10-Q

                         FOR THE QUARTER ENDED MARCH 31, 1996




PART I. FINANCIAL INFORMATION


    Item 1. Financial Statements

         Balance Sheets, March 31, 1996 and December 31, 1995         3

         Statement of Operations

               For the three months ended March 31, 1996 and 1995     4

         Statement of Partners' Equity

               For the three months ended March 31, 1996 and 1995     5

         Statement of Cash Flows

               For the three months ended March 31, 1996 and 1995     6

         Notes to Financial Statements                                8

    Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                              12


PART II. OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K                         15

    Signatures                                                       16

                        WNC HOUSING TAX CREDIT FUND III, L.P.
                          (A California Limited Partnership)

                                    BALANCE SHEETS


                        March 31, 1996 and December 31, 1995


                                                      1996            1995
                                                      ----            ----
                                        ASSETS
    Cash and cash equivalents (Note 1)          $    483,486    $    519,652
    Investments in limited partnerships            8,376,976       8,840,410
    Other assets                                      17,004          17,004
                                                    ---------       ---------
                                                $  8,877,466    $  9,377,066
                                                    ---------       ---------
                                                    ---------       ---------

                           LIABILITIES AND PARTNERS' EQUITY


    Liabilities:
      Payables to limited partnerships
       (Note 4)                                 $     16,172   $     159,730
       Accrued fees and expenses due to
       general partner and affiliates  (Note 3)      576,814         516,327
                                                   ---------       ---------
                  Total liabilities                  592,986         676,057
                                                   ---------       ---------
    Partners' equity (Note 1):
      General partner                                 42,323          46,488
      Limited partners (15,000 units issued and
       outstanding)                                8,242,157       8,654,521
                                                   ---------       ---------
                  Total partners' equity           8,284,480       8,701,009
                                                   ---------       ---------
                                                $  8,877,466    $  9,377,066
                                                   ---------       ---------
                                                   ---------       ---------


                                      UNAUDITED
                    See Accompanying Notes to Financial Statements

                        WNC HOUSING TAX CREDIT FUND III, L.P.
                          (A California Limited Partnership)

                               STATEMENT OF OPERATIONS


                  For the Three months Ended March 31, 1996 and 1995


                                                      1996            1995
                                                      ----            ----
    Income:
       Interest income                           $     4,103     $    11,231
       Other income                                        0           6,500
                                                       4,103          17,731
                                                    ---------       ---------

    Operating expenses:
    Amortization                                      11,794          11,792
    Asset management fees (Note 3)                    74,869          70,451
    Other                                              5,969           3,839
                                                    ---------       ---------

    Total operating expenses                          92,632          86,082
                                                    ---------       ---------

    Loss from operations                             (88,529)        (68,351)

    Equity in loss from limited partnerships        (328,000)       (295,000)
                                                    ---------       ---------

    Net loss                                     $  (416,529)    $  (363,351)
                                                    ---------       ---------
                                                    ---------       ---------

    Net loss allocated to:
      General partner                            $    (4,165)    $    (3,634)
                                                    ---------       ---------
                                                    ---------       ---------
      Limited partners                           $  (412,364)    $  (359,717)
                                                    ---------       ---------
                                                    ---------       ---------

    Net loss per weighted limited partner
    unit outstanding (15,000 units at
    1996 and 1995)                                    $  (27)         $  (24)
                                                         ----            ----
                                                         ----            ----


                                      UNAUDITED
                    See Accompanying Notes to Financial Statements

                        WNC HOUSING TAX CREDIT FUND III, L.P.
                          (A California Limited Partnership)

                            STATEMENT OF PARTNERS' EQUITY
                  For the Three months Ended March 31, 1996 and 1995


FOR THE THREE MONTHS ENDED MARCH 31, 1996
                             General Partner     Limited Partner     Total
                              ---------------     ---------------     -----
Equity (deficit),
December 31, 1995                  $  46,488        $  8,654,521  $  8,701,009

Net loss for the three
months ended March 31, 1996           (4,165)           (412,364)     (416,529)
                                      ------           ---------     ---------
Equity (deficit),
March 31, 1996                     $  42,323        $  8,242,157  $  8,284,480
                                      ------           ---------     ---------
                                      ------           ---------     ---------



FOR THE THREE MONTHS ENDED MARCH 31, 1995
                              General Partner     Limited Partner     Total
                              ---------------     ---------------     -----
Equity (deficit),
December 31, 1994                  $  62,651        $ 10,254,653  $ 10,317,304

Net loss for the three
months ended March 31, 1995           (3,634)           (359,717)     (363,351)
                                      ------           ---------     ---------
Equity (deficit),
March 31, 1995                     $  59,017        $  9,894,936  $  9,953,953
                                      ------           ---------     ---------
                                      ------           ---------     ---------


                                      UNAUDITED
                    See Accompanying Notes to Financial Statements

                        WNC HOUSING TAX CREDIT FUND III, L.P.
                          A California Limited Partnership)

                               STATEMENT OF CASH FLOWS

                  For the Three months Ended March 31, 1996 and 1995


                                                      1996            1995
                                                      ----            ----
    Cash flows used by operating activities:
    Net loss                                     $  (416,529)    $  (363,351)
    Adjustments to reconcile net loss to net
      cash used by operating activities:
         Amortization                                 11,794          11,792
         Equity in loss of limited partnerships      328,000         295,000
         Increase (decrease) in interest receivable      220
         Increase in due to general partner and
           affiliates                                 60,487          16,251
                                                     -------       ---------
    Net cash used by operating activities            (16,248)        (40,088)
                                                     -------       ---------
    Cash flows used investing activities:
         Investments in limited partnerships         (25,935)       (184,144)
         Increase in loans receivable               (122,000)
         Distribution from limited partnership         6,017           2,000
                                                     -------       ---------
    Net cash used by investing activities            (19,918)       (304,144)
                                                     -------       ---------

    Net decrease in cash and cash equivalents        (36,166)       (344,232)

    Cash and cash equivalents, beginning of
      period                                         519,652       1,110,349
                                                     -------       ---------

    Cash and cash equivalents, end of period      $  483,486      $  766,117
                                                     -------       ---------
                                                     -------       ---------


    Continued



                                      UNAUDITED
                    See Accompanying Notes to Financial Statements

                        WNC HOUSING TAX CREDIT FUND III, L.P.
                          (A California Limited Partnership)

                         STATEMENT OF CASH FLOWS (CONTINUED)

                  For the Three months Ended March 31, 1996 and 1995


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITY

THREE MONTHS ENDED MARCH 31, 1996
During the three months ended March 31, 1996, the Partnership decreased its Investments in Limited Partnerships and the corresponding Payables to Limited Partnerships (in connection with its investments in limited partnerships) by $108,902 due to various price adjuster provisions in the respective limited partnership agreements.

- - --------------------------------------------------------------------------------

THREE MONTHS ENDED MARCH 31, 1995

During the three months ended March 31, 1995, the Partnership decreased its Investments in Limited Partnerships and the corresponding Payables to Limited Partnerships (in connection with its investments in limited partnerships) by $5,007 due to various price adjuster provisions in the respective limited partnership agreements.



                                      UNAUDITED
                    See Accompanying Notes to Financial Statements

                        WNC HOUSING TAX CREDIT FUND III, L.P.
                          (A California Limited Partnership)

                            NOTES TO FINANCIAL STATEMENTS)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
WNC Housing Tax Credit Fund III, L.P. (the "Partnership") was formed under the California Revised Limited Partnership Act on May 10, 1991, and commenced operations on June 30, 1992. The Partnership was formed to invest primarily in other limited partnerships which will own and operate multi-family housing complexes that will qualify for low income housing credits.

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Partnership's Annual Report for the year ended December 31, 1995.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and changes in cash flows for the three months then ended. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

The general partner is WNC Tax Credit Partners, L.P. (the "General Partner"), a California limited partnership. WNC & Associates, Inc. and Wilfred N. Cooper, Sr. are the general partners of the General Partner. The Cooper Revocable Trust owns 70% of the outstanding stock of WNC & Associates, Inc. John B. Lester, Jr. is the original limited partner of the Partnership and owns, through the Lester Family Trust, 30% of the outstanding stock of WNC & Associates, Inc.


ALLOCATIONS UNDER THE TERMS OF THE PARTNERSHIP AGREEMENT
The General Partner has a 1% interest in operating profits and losses, taxable income and loss and in cash available for distribution from the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

After the limited partners have received sale or refinancing proceeds equal to their capital contributions and their preferred return (as defined in the Partnership's Agreement of Limited Partnership) and the general partner has received a subordinated disposition fee any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

                        WNC HOUSING TAX CREDIT FUND III, L.P.
                          (A California Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 1 - ORGANIZATION AND OTHER MATTERS (CONTINUED)

METHOD OF ACCOUNTING FOR INVESTMENT IN LIMITED PARTNERSHIPS
The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of each limited partnership's results of operations and for any distributions received. Costs incurred by the Partnership in acquiring the investments in limited partnerships are capitalized as part of the investment.

CASH AND CASH EQUIVALENTS
The Partnership considers all bank certificates of deposit with a maturity of less than three months to be cash equivalents.

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS

At March 31, 1996, the Partnership had acquired limited partnership interests in forty eight limited partnerships which own and operate fifty apartment complexes. All of fifty of these apartment complexes have completed construction as of March 31, 1996.

The Partnership, as a limited partner, is a 99% owner and is entitled to 99% of the operating profits and losses of the limited partnerships.

Following is a summary of the components of the Partnership's investment in limited partnerships as of March 31, 1996 and December 31, 1995 :



                                                      1996            1995
                                                      ----            ----
    Investment per balance sheet,
      beginning of period                       $  8,840,410    $  9,933,747
    Investments in limited partnerships             (117,623)        280,275
    Capitalized acquisition fees and costs                               300
    Equity in loss of limited partnerships          (328,000)     (1,312,450)
    Distributions                                     (6,017)        (14,286)
    Amortization                                     (11,794)        (47,176)
                                                   ---------       ---------
    Investment per balance sheet, end of
    period                                      $  8,376,976    $  8,840,410
                                                   ---------       ---------
                                                   ---------       ---------


                        WNC HOUSING TAX CREDIT FUND III, L.P.
                          (A California Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)



NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)

Selected operating information from the combined financial statements of the limited partnerships for the three months ended March 31, 1996 and 1995 are as follows:


                                                      1996            1995
                                                      ----            ----
    Total revenue                               $  1,470,000    $  1,291,000

    Expenses:
      Interest expenses                              469,000         409,000
      Depreciation and amortization                  489,000         447,000
      Operating Expenses                             844,000         733,000
                                                   ---------       ---------

    Total expenses                                 1,802,000       1,589,000
                                                   ---------       ---------

    Net loss                                    $   (332,000)    $  (298,000)
                                                   ---------       ---------
                                                   ---------       ---------

    Net loss allocable to the Partnership       $   (328,000)    $  (295,000)
                                                   ---------       ---------
                                                   ---------       ---------


NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for an annual management fee equal to .5% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the permanent financing) of the limited partnerships. Fees of $74,869 and $70,451 were incurred for the three months ended March 31, 1996 and 1995, respectively.

                        WNC HOUSING TAX CREDIT FUND III, L.P.
                          (A California Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 4 - CAPITAL CONTRIBUTIONS PAYABLE

Capital contributions payable represent amounts which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments, are generally due upon the limited partnership achieving certain operating benchmarks and are generally expected to be paid within two years of the Partnership's initial investment.


NOTE 5 - INCOME TAXES

No provision for income taxes has been made as the liability for income taxes is an obligation of the partners of the Partnership.

                        WNC HOUSING TAX CREDIT FUND III, L.P.
                          (A CALIFORNIA LIMITED PARTNERSHIP)

                                    MARCH 31, 1996

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Partnership raised funds from investors through its public offering of units of limited partnership interest ("Units") and intends to apply such funds, including the installment payments of the limited partners' promissory notes as received, to the acquisition of investments in partnerships, acquisition fees, the establishment of reserves, the payment of operating expenses and the payment of expenses of this offering.

As of March 31, 1996, the Partnership has received subscriptions for 15,000 units consisting of cash of $15,000,000. The Partnership's primary source of capital has been the proceeds from its offering.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $36,000 for the three months ended March 31, 1996. This decrease in cash was attributable to the Partnership's investing activities, primarily the payments for the Partnership's investments in limited partnerships and operating activities. Cash used by the Partnership's operating activities consisted primarily of payments of accrued management fees, secondarily of operating fees and expenses The cash reserves are sufficient to fund the Partnership's remaining capital obligations (capital contributions due limited partnerships). No cash was provided by financing activities during the three months ended March 31, 1996. All funds due from investors had been received as of March 31, 1996. Cash used by the Partnership's operating activities was minimal compared to the Partnership's other activities and consisted primarily of payments for operating fees and expenses. Cash provided from operations consisted primarily of interest received on cash deposits. The major components of all these activities are discussed in greater detail below.

As of March 31, 1996, the Partnership had made capital contributions to local limited partnerships in the amount of approximately $10,930,000.

The Partnership's investments will not be readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the apartment complexes, the local limited partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner. Nevertheless, the General Partner anticipates that capital raised from the sale of the Units will be sufficient to fund the Partnership's future investment commitments and proposed operations.

The Partnership will establish working capital reserves of at least 3% of capital contributions, an amount which is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnership including payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the limited partners and other investor servicing obligations of the Partnership. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. The Partnership's liquidity could also be affected by defaults or delays in payment of the promissory notes, from which a portion of the working capital reserves is expected to be funded. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the local limited partnerships for such purposes or to replenish or increase working capital reserves.

As part of its application for government assistance, each local limited partnership must establish to the satisfaction of the agency providing the government assistance that the local limited partnership will have sufficient funds to complete construction or rehabilitation of its apartment complex. None of the local limited partnerships has any material capital commitments other than the completion of its apartment complex.

It is not expected that any of the local limited partnerships in which the Partnership will invest will generate cash from operations sufficient to provide distributions to the limited partners in any significant amount. Such cash from operations, if any, would first be used to meet operating expenses of the Partnership, including the payment of the asset management fee to the General Partner.

Under its partnership agreement the Partnership does not have the ability to assess its partners for additional capital contributions to provide capital if needed by the Partnership or local limited partnerships. Accordingly, if circumstances arise that cause the local limited partnerships to require capital in addition to that contributed by the Partnership and any equity of the local general partners, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the Partnership level) will be (i) third-party debt financing (which may not be available, if, as expected, the apartment complexes owned by the local limited partnerships are already substantially leveraged), (ii) additional equity contributions or advances of the local general partners, (iii) other equity sources (which could adversely affect the Partnership's interest in tax credits, cash flow and/or proceeds of sale or refinancing of the apartment complexes and result in adverse tax consequences to the limited partners), or (iv) the sale or disposition of the apartment complexes (which could have the same adverse effects as discussed in (iii) above). There can be no assurance that funds from any of such sources would be readily available in sufficient amounts to fund the capital requirement of the local limited partnerships in question. If such funds are not available, the local limited partnerships would risk foreclosure on their apartment complexes if they were unable to re-negotiate the terms of their first mortgages and any other debt secured by the apartment complexes to the extent the capital requirements of the local limited partnerships relate to such debt.

RESULTS OF OPERATIONS

As of March 31, 1996 the Partnership had acquired 48 limited partnership interests. Each of the 50 apartment complexes owned by such limited partnerships receives or is expected to receive government assistance and each of them has received a reservation for federal low income housing credits.

Consistent with the Partnership's investment objectives, each limited partnership is generating or is expected to generate federal low income housing credits for a period of approximately ten years, commencing with completion of construction or rehabilitation of its apartment complex(es), and (as discussed below) is generating or is expected to generate losses until sale of the apartment complex(es).

As reflected on its Statements of Operations, the Partnership has a loss of approximately $417,000 and $363,000 for the three months ended March 31, 1996 and 1995, respectively. The components items of revenue and expense are discussed below.

REVENUE - Partnership revenues consisted of miscellaneous income from collection of a loan written off in 1995 and interest earned on investor promissory note and on cash deposits held in financial institutions (i) as reserves, or (ii) pending investment in limited partnerships. Interest revenue in future years will be a function of prevailing interest rates and the amount of cash balances.

EXPENSES - The most significant component of operating expenses is, and is expected to be, the asset management fee (called "Partnership management fee" in the Statements of Operations). The asset management fee is equal to 0.5% of invested assets in limited partnerships; accordingly, the amount to be incurred in the future is a function of the level of such invested assets (i.e., the sum of the Partnership's capital contributions to the limited partnerships plus the Partnership's share of the debts related to the apartment complexes owned by such limited partnerships). Amortization expense consists of the amortization over a period of 30 years of the selection fee and other expenses attributable to the acquisition of limited partnership interests.

Office expenses consists of the Partnership's administrative expenses, such as accounting and legal fees, bank charges and investor reporting expenses.

EQUITY IN LOSSES FROM LIMITED PARTNERSHIPS - The Partnership's equity in losses from limited partnerships is equal to 99% of the aggregate net loss of the limited partnerships. After rent-up, the limited partnerships are expected to generate losses during each year of operations; this is so because, although rental income is expected to exceed cash operating expenses, depreciation and amortization deductions claimed by the limited partnerships are expected to exceed net rental income.

    PART II - OTHER INFORMATION

    ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  None

    (b)  No reports on Form 8-K were filed during the quarter ended
         March 31 1996.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        WNC HOUSING TAX CREDIT FUND III, L.P.
                        (Registrant)


                        By:  WNC Tax Credit Partners, L.P.,
                               General Partner



                        By:  WNC & ASSOCIATES, INC., General Partner



                        By:  /s/ John B. Lester, Jr.
                             --------------------------------
                             John B. Lester, Jr.
                             President


                             Date:  May 13, 1996



                        By:  /s/ Theodore M. Paul
                             ----------------------------------
                             Theodore M. Paul,
                             Vice President-Finance


                             Date:  May 13, 1996