Form 10-Q
period 1996-06-30
WNC HOUSING TAX CREDIT FUND III L P
filed 1996-08-19
CIK 875278

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1996

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-21494


                      WNC HOUSING TAX CREDIT FUND III, L.P.

State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization                     Identification No.)

California                                        33-0463432

WNC HOUSING TAX CREDIT FUND III, L.P.
3158 Redhill Avenue, Suite 120, Costa Mesa, CA  92626
(714) 622-5565


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Part I.  Financial Information

Item 1.  Financial Statements

        INDEX


                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED June 30, 1996




PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements

        Balance Sheets, June 30, 1996 and December 31, 1995...................3

        Statement of Operations
           For the six and three months ended June 30, 1996 and 1995..........4

        Statement of Partners' Equity
           For the six months ended June 30, 1996 and 1995....................5

        Statement of Cash Flows
           For the six months ended June 30, 1996 and 1995....................6

        Notes to Financial Statements.........................................8


    Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations..................................11


PART II. OTHER INFORMATION

    Item 1. Legal Proceedings................................................14

    Item 6. Exhibits and Reports on Form 8-K.................................14

    Signatures...............................................................15

FINANCIAL STATEMENTS

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                       June 30, 1996 and December 31, 1995

                                                     1996              1995
                                                     ----              ----
                                     ASSETS

Cash and cash equivalents                      $   483,480       $   519,652

 Investment in limited
  partnerships - Note 2                          8,024,448         8,840,410

 Other assets                                       17,004            17,004
                                               -----------       -----------

                                               $ 8,524,932       $ 9,377,066
                                               ===========       ===========


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Payable to limited partnerships               $     8,329       $   159,730
 Accrued fees and expenses due to
   general partner and affiliates - Note 3         648,524           516,327
                                                   -------           -------
                                                   656,853           676,057
                                                   -------           -------
Partners' equity (deficit):
 General partner                                    38,159            46,488
 Limited partners (15,000 units authorized
  and outstanding)                               7,829,920         8,654,521
                                                 ---------         ---------

Total partners' equity                           7,868,079         8,701,009
                                                 ---------         ---------

                                               $ 8,524,932       $ 9,377,066
                                               ===========       ===========






                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    STATEMENT OF OPERATIONS For the Three and
                     Six Months Ended June 30, 1996 and 1995

                                         1996                    1995
                                      ----------              ----------

                                   Three       Six         Three       Six
                                   Months      Months      Months      Months

Interest income               $    4,106   $    8,209   $      881   $   18,612
                                  ------       ------       ------       ------

Operating expenses:
Amortization
                                  11,794       23,588       11,790       23,582
Asset management fees (Note 4)    74,869      149,738       72,827      143,278

Legal and accounting
                                   7,650        7,650        2,500        7,000
Other
                                   6,194       12,163       11,580       10,919
                                  ------       ------       ------       ------

Total operating expenses         100,507      193,139       98,697      184,779
                                 -------      -------      -------      -------


Loss from operations            (96,401)     (184,930)     (97,816)   (166,167)


Equity in loss from
 limited partnerships          (320,000)     (648,000)    (275,240)   (570,240)
                               --------      --------     --------    --------

Net loss                       (416,401)     (832,930)    (373,056)   (736,407)
                               ========      ========     ========    ========

Net loss allocated to:
  General partner
                                 (4,164)       (8,329)      (3,731)     (7,364)
                                 =======       =======      =======     =======

  Limited partners           $ (412,237)   $ (824,601)  $ (369,325) $ (729,043)
                               =========     =========    =========   =========

Net loss per limited
 partner units (15000 units
 issued and outstanding)     $     (27)    $      (55)  $      (25) $     (49)
                                =======        =======      =======     =======



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)
                          STATEMENT OF PARTNERS' EQUITY

                 For the Six Months Ended June 30, 1996 and 1995



For the Six Months Ended June 30, 1996
                                           General       Limited
                                           Partner       Partner     Total

Equity (deficit), December 31, 1995       $ 46,488    $ 8,654,521  $ 8,701,009

Net loss for the six months ended
 June 30, 1996                              (8,329)      (824,601)    (832,930)
                                          ---------      ---------    ---------

Equity (deficit), June 30, 1996           $ 38,159    $ 7,829,920  $ 7,868,079
                                           =======     ==========   ==========







For the Six Months Ended
June 30, 1995
                                          General       Limited
                                          Partner       Partner      Total

Equity (deficit), December 31, 1994      $ 62,651    $ 10,254,65  $ 10,317,304

Net loss for the six months ended
 June 30, 1995                             (7,364)      (729,043)     (736,407)
                                           -------      ---------     ---------
Equity (deficit), June 30, 1995          $ 55,287    $ 9,525,610   $ 9,580,897
                                          =======     ==========    ==========



                                   UNAUDITED
                 See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                STATEMENT OF CASH FLOWS For the Six Months Ended
                             June 30, 1996 and 1995

                                                   1996            1995
                                                   ----            ----
Cash flows used by operating activities:

Net loss                                        $ (832,930)     $ (736,407)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Equity in loss of limited partnerships         648,000         570,240
    Amortization                                    23,588          23,582
    Accrued asset management fee                   134,739          86,278
    Change in other assets                               -             220
    Accrued expense due to
    general partner and affiliates                  (2,542)             58
                                                    -------             --

       Net cash used by operating activities       (29,145)        (56,029)
                                                   --------        --------

Cash flows used by investing activities:
  Investment in limited partnerships               (25,935)       (214,871)
  Decrease in property deposits                                   (122,000)
  Increase in acquisition costs and fees                              (300)
  Distribution from limited partnerships            18,908          12,570
                                                   --------        --------
Cash flows used by investing activities:            (7,027)       (324,601)
                                                   --------        --------


Net decrease in cash and cash equivale             (36,172)       (380,630)

Cash and cash equivalents, beginning of period     519,652       1,110,349
                                                  --------       ---------

Cash and cash equivalent, end of period          $ 483,480       $ 729,719
                                                  ========        ========



                                       UNAUDITED
                     See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                       STATEMENT OF CASH FLOWS (CONTINUED)

                 For the Six Months Ended June 30, 1996 and 1995


Supplemental disclosure of noncash financing and investing activity

Six months ended June 30, 1996
During the six months ended June 30, 1996, the Partnership's Payables to Limited Partnerships (in connection with its investments in limited partnerships) decreased by $125,466 due to various price adjuster provisions in the respective limited partnership agreements.



- -------------------------------------------------------------------------------

Six months ended June 30, 1995

During the six months ended June 30, 1995, the Partnership  incurred but did not
pay  $702,312  of  capital   contributions   payable  (in  connection  with  its
investments in limited partnerships).



                                   Unaudited -
              See accompanying notes to the financial statements.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

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

In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and the results of operations and changes in cash flows for the six months then ended.

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

The Partnership considers all bank certificates of deposit with an original maturity of three months or less to be cash equivalents.

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS

At June 30, 1996, the Partnership had acquired limited partnership  interests in
forty-eight   limited   partnerships  which  own  and  operate  fifty  apartment
complexes. All of these have completed construction as of June 30, 1996.

     The Partnership, as a limited partner, is a 99% owner and is entitled to 99% of the operating profits and losses of the limited partnerships.

Following is a summary of the components of the Partnership's investment in limited partnerships as of June 30, 1996 and December 31, 1995 :

                                                       1996            1995
                                                     --------        --------

   Investment per balance sheet, beginning of
   period                                          $ 8,840,410     $ 9,933,747
   Investment in limited partnerships                 (125,466)        280,275
   Capitalized acquisition fees and costs                                  300
   Equity in loss of limited partnerships             (648,000)     (1,312,450)
   Distributions                                       (18,908)        (14,286)
   Amoritization                                       (23,588)        (47,176)
                                                       --------        --------
   Investment per balance sheet, end of period     $ 8,024,448     $ 8,840,410
                                                     =========       =========


Selected operating information from the combined financial statements of the limited partnerships for the six months ended June 30, 1996 and 1995 are as follows:

                                                        1996          1995
                                                      --------      --------

      Total revenue                                $ 2,939,000     $ 2,79l,000

      Expenses:
       Operating expenses                            1,687,000       1,642,000
       Interest expense                                929,000         804,000
       Depreciation                                    977,000         921,000
                                                       -------         -------

      Total expenses                                 3,593,000       3,367,000
                                                     ---------       ---------

      Net loss                                       $(654,000)      $(576,000)
                                                       ========        ========

      Net loss allocable to the Partnership          $(648,240)      $(570,240)
                                                       ========        ========

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for an annual management fee equal to .5% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the permanent financing) of the limited partnerships. Fees of $149,738 and $143,278 were incurred for the six months ended June 30, 1996 and 1995, respectively.

Accrued fees and advances due to affiliates of General Partner consist of the following at June 30, 1996 and December 31, 1995:

                                                  1996            1995
                                                 ------           ------
     Advances made for expenses                                $   2,541
     Asset management fees                    $ 648,524          513,786
                                                -------          -------
                                              $ 648,524        $ 516,327


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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operation

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

As of June 30, 1996, the Partnership has received subscriptions for 15,000 units consisting of cash of $15,000,000. The Partnership's primary source of capital has been the proceeds from its offering.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $36,000 and $381,000 for the six months ended June 30, 1996 and 1995, respectively. This decrease in cash was attributable to the Partnership's investing activities, primarily the payments for the Partnership's investments in limited partnerships. The net proceeds from the offering (i.e., cash capital contributions less offering costs) are sufficient to fund the Partnership's remaining investing obligations (capital contributions due limited partnerships). No cash was provided by financing activities during the six months ended June 30, 1996 and 1995. All funds due from investors had been received as of June 30, 1996. Cash used by the Partnership's operating activities was minimal compared to the Partnership's other activities and consisted primarily of payments for operating fees and expenses. Cash provided from operations consisted primarily of interest received on cash deposits. The major components of all these activities are discussed in greater detail below.

As of June 30, 1996 and December 31, 1995, the Partnership had made capital contributions to local limited partnerships in the amount of approximately $10,916,000 and $10,765,000.

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

Upon termination of the offering of limited partnership interests, the Partnership established working capital reserves of 3% of capital contributions, an amount which is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnership excluding payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the limited partners and other investor servicing obligations of the Partnership. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. The Partnership's liquidity could also be affected by defaults or delays in payment of the promissory notes, from which a portion of the working capital reserves is expected to be funded. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the local limited partnerships for such purposes or to replenish or increase working capital reserves.

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

  Results of Operations

As of June 30, 1996 the Partnership had acquired 48 limited partnership interests. Each of the 50 apartment complexes owned by such limited partnerships received or is expected to receive government assistance and each of them has received a reservation for federal low income housing credits.

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

As reflected on its Statements of Operations, the Partnership has a loss of approximately $833,000 and $736,000 the six months ended June 30, 1996 and 1995, respectively. The components items of revenue and expense are discussed below.

Revenue - Partnership revenues consisted entirely of interest earned on investor promissory note and on cash deposits held in financial institutions (i) as reserves, or (ii) pending investment in limited partnerships. Interest revenue in future years will be a function of prevailing interest rates and the amount of cash balances. It is anticipated that the Partnership will maintain cash reserves in an amount not materially in excess of the minimum amount required by its partnership agreement, which is 3% of capital contributions.

Expenses - The most significant component of operating expenses is, and is expected to be, the asset management fee (called "Partnership management fee" in the Statements of Operations). The asset management fee is equal to 0.5% of invested assets in limited partnerships; accordingly, the amount to be incurred in the future is a function of the level of such invested assets (i.e., the sum of the Partnership's capital contributions to the limited partnerships plus the Partnership's share of the debts related to the apartment complexes owned by such limited partnerships). Amortization expense consists of the amortization over a period of 30 years of the 9% selection fee and other expenses attributable to the acquisition of limited partnership interests.

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

Part II.  Other Information

Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

1.  None

No reports on Form 8-K were filed during the quarter ended September 30, 1995.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND III, L.P.

By:  WNC Tax Credit Partners, L.P., General Partner

By  WNC & ASSOCIATES, INC.   General Partner


By:/S/John B. Lester, Jr.
- -------------------------
John B. Lester, Jr.   President

Date: August 12, 1996

By:/S/Theodore M. Paul
- ----------------------
Theodore M. Paul      Vice President-Finance

Date: August 12, 1996