Form 10-Q
period 1996-09-30
WNC HOUSING TAX CREDIT FUND III L P
filed 1996-11-14
CIK 875278

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1996

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED September 30, 1996




PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements

      Balance Sheets, September 30, 1996 and December 31, 1995.................3

      Statement of Operations
        For the nine and three months ended September 30, 1996 and 1995........4

      Statement of Partners' Equity
        For the nine months ended September 30, 1996 and 1995..................5

      Statement of Cash Flows
        For the nine months ended September 30, 1996 and 1995..................6

      Notes to Financial Statements............................................8


    Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................11


PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K...................................14

   Signatures.................................................................15

FINANCIAL STATEMENTS

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                    September 30, 1996 and December 31, 1995

                                                   1996              1995
                                                   ----              ----

                              ASSETS

Cash and cash equivalents                     $   439,726            $   519,652

 Investment in limited
  partnerships - Note 2                         7,671,895              8,840,410

 Other assets                                      21,442                 17,004
                                               ----------              ---------

                                              $ 8,133,063            $ 9,377,066
                                               ==========              =========


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Payable to limited partnerships - Note 4     $                      $   159,730
 Accrued fees and expenses due to
   general partner and affiliates - Note 3        676,068                516,327
                                                 --------                -------
                                                  676,068                676,057
                                                 --------                -------
Partners' equity (deficit):
 General partner                                   34,048                 46,488
 Limited partners (15,000 units
 issued and outstanding)                        7,422,947              8,654,521
                                               ----------              ---------

Total partners' equity                          7,456,995              8,701,009
                                               ----------              ---------

                                              $ 8,133,063           $  9,377,066
                                               ==========              =========


                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)
                             STATEMENT OF OPERATIONS
        For the Three and Nine Months Ended September 30, 1996 and 1995

                                       1996                          1995
                                       ----                          ----
                                Three          Nine          Three         Nine
                                Months        Months         Months       Months

Interest income            $     3,755     $   11,964      $ 5,099      $ 23,711

Other income                                                30,000        30,000
                                 ------       ------        ------        ------

                                 3,755        11,964        35,099       53,711
                                ------         -------       ------       ------


Operating expenses:
Amortization                    11,794         35,382        11,794        5,376

Asset management fees (Note 3 ) 74,869        224,607        74,880      218,158
Legal and accounting                 -          7,650             -        7,000
Other                            4,176         16,339           473       11,392
                                ------        -------        ------       ------

Total operating expenses        90,839        283,978        87,147      271,926
                                ------        -------        ------      -------

Loss from operations          (87,084)      (272,014)      (52,048)    (218,215)

Equity in loss from
 limited partnerships        (324,000)      (972,000)     (275,240)    (881,800)
                             ---------      ---------     ---------    ---------

Net loss                    $(411,084)   $(1,244,014)  $(327,288)   $(1,100,015)
                             =========    ===========   =========    ===========

Net loss allocated to:
  General partner           $  (4,111)       (12,440)     (3,273)       (11,000)
                               -------       --------     -------       --------

  Limited partners          $(406,973)    (1,231,574)   (324,015)     1,089,015)
                             =========    ===========   =========    ===========

Net loss per limited
 partner units (15,000 units
 issued and outstanding)    $     (27)   $       (82)   $    (22)    $      (73)
                               ==========   ==========   ==========   ==========


                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)
                          STATEMENT OF PARTNERS' EQUITY

              For The Nine Months Ended September 30, 1996 and 1995



For The Nine Months Ended September 30, 1996
                                         General         Limited
                                         Partner         Partner         Total

Equity (deficit), December 31, 1995     $ 46,488      $ 8,654,521    $ 8,701,009

Net loss for the nine months ended
September 30, 1996                      (12,440)      (1,231,574)     1,244,014)
                                        --------      -----------     ----------


Equity (deficit), Sepember 30, 1996     $  34,048     $ 7,422,947    $ 7,456,995
                                          =======      ==========      =========





For The Nine Months Ended September 30, 1995
                                         General          Limited
                                         Partner          Partner        Total

Equity (deficit), December 31, 1994     $  62,651     $ 10,254,653  $ 10,317,304


Net loss for the nine months ended
 September 30, 1995                       (11,000)     (1,089,015)   (1,100,015)
                                          --------     -----------   -----------

Equity (deficit), September 30, 1995    $   51,651     $ 9,165,638  $  9,217,289
                                            ======       =========     =========



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                      STATEMENT OF CASH FLOWS For The Nine
                    Months Ended September 30, 1996 and 1995

                                                        1996               1995
                                                        ----               ----
Cash flows used by operating activities:

  Net loss                                        $  (1,244,014)   $   (736,407)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
      Equity in loss of limited partnerships             972,000         570,240

      Amortization                                       35,382          23,582

      Accrued asset management fee                      159,608          86,278

       Change in other assets                            (1,805)            220
       Accrued  expense due to
       general partner and affiliates                       133              58
                                                            ----            ----
Net cash used by operating activities                    (78,696)        56,029)
                                                        --------         -------

Cash flows used by investing activities:
     Investment in limited partnerships                  (20,938)      (214,871)
     Decrease in property deposits                                     (122,000)
     Increase in acquisition costs and fees                                (300)
     Distribution from limited partnerships               19,708         12,570
Cash flows used by investing activities:                  (1,230)      (324,601)
                                                          -------       --------

Cash flows used by financing activities:


Net decrease in cash and cash equivalents                 (79,926)     (380,630)

Cash and cash equivalents, beginning of period            519,652     1,110,349
                                                         --------     ---------

Cash and cash equivalent, end of period              $    439,726    $  729,719
                                                          ========      =======



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                       STATEMENT OF CASH FLOWS (CONTINUED)

                For the Nine Months Ended June 30, 1996 and 1995


Supplemental disclosure of noncash financing and investing activity

Nine months ended September 30, 1996
During the nine months ended September 30, 1996, the Partnership's Payables to Limited Partnerships (in connection with its investments in limited partnerships) decreased by $141,425 due to various price adjuster provisions in the respective limited partnership agreements.


--------------------------------------------------------------------------------

Nine months ended September 30, 1995

During the nine months ended September 30, 1995, the Partnership incurred but did not pay $809,053 of capital contributions payable (in connection with its investments in limited partnerships).
















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

In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and the results of operations and changes in cash flows for the nine months then ended.

Organization

WNC Housing Tax Credit Fund III, L.P. (the "Partnership") was formed under the California Revised Limited Partnership Act on May 10, 1991, and commenced operations on September 30, 1992. The Partnership was formed to invest primarily in other limited partnerships which will own and operate multi-family housing complexes that will qualify for low income housing credits.

The general partner is WNC Tax Credit Partners, L.P. (the "General Partner"), a California limited partnership. WNC & Associates, Inc. and Wilfred N. Cooper, Sr. are the general partners of the General Partner. The Cooper Revocable Trust owns 67% of the outstanding stock of WNC & Associates, Inc. John B. Lester, Jr. is the original limited partner of the Partnership and owns, through the Lester Family Trust, 29% of the outstanding stock of WNC & Associates, Inc.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS

At September 30, 1996, the Partnership had acquired limited partnership interests in forty-eight limited partnerships which own and operate fifty apartment complexes. All of these have completed construction as of September 30, 1996.

The Partnership, as a limited partner, is a 99% owner and is entitled to 99% of the operating profits and losses of the limited partnerships.

Following is a summary of the components of the Partnership's investment in limited partnerships as of September 30, 1996 and December 31, 1995 :
                                                     1996                 1995
                                                     ----                 ----
      Investment balance,
        beginning of period                     $  8,840,410       $  9,933,747
      Investment in limited partnerships           (141,425)            280,275
      Increase in acquisition fees and costs                                300
      Equity in loss of limited
        partnership                                (972,000)         (1,312,450)
      Distributions                                 (19,708)            (14,286)
      Amortization of capitalized
        acquisition costs                           (35,382)            (47,176)
                                                    --------            --------
      Investment balance,
        end of period                           $  7,671,895        $  8,840,410
                                                   =========           =========

Selected operating information from the combined financial statements of the limited partnerships for the nine months ended September 30, 1996 and 1995 are as follows:

                                                     1996                 1995
                                                     ----                 ----
           Total revenue                         $ 4,409,000        $  3,996,400
                                                   ---------           ---------

           Interest expense                        1,394,000           1,181,700
           Depreciation                            1,466,000           1,420,300
           Operating expenses                      2,531,000           2,285,200
                                                   ---------           ---------
           Total expenses                         5,391,000           4,887,200
                                                   ---------           ---------

           Net loss                              $($982,000)        $ (890,800)
                                                   =========          =========
          Net loss allocable to
            the Partnership                      $($972,000)         $($881,800)
                                                   =========           =========

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for an annual management fee equal to .5% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the permanent financing) of the limited partnerships. Fees of $149,738 and $143,278 were incurred for the nine months ended September 30, 1996 and 1995, respectively.

Accrued fees and advances due to affiliates of General Partner consist of the following at September 30, 1996 and December 31, 1995:

                                                        1996             1995
                                                        -----            -----

           Advances made for expenses                  2,675          $    2,541
           Asset management fee                    $ 673,393             513,786
                                                     -------             -------
                                                   $ 676,068          $  516,327


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

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

As of September 30, 1996, the Partnership has received subscriptions for 15,000 units consisting of cash of $15,000,000. The Partnership's primary source of capital has been the proceeds from its offering.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $79,900 and $380,000 for the nine months ended September 30, 1996 and 1995, respectively. This decrease in cash was attributable to the Partnership's investing activities, primarily the payments for the Partnership's investments in limited partnerships. The net proceeds from the offering (i.e., cash capital contributions less offering costs) are sufficient to fund the Partnership's remaining investing obligations (capital contributions due limited partnerships). No cash was provided by financing activities during the six months ended September 30, 1996 and 1995. All funds due from investors had been received as of September 30, 1996. Cash used by the Partnership's operating activities was minimal compared to the Partnership's other activities and consisted primarily of payments for operating fees and expenses. Cash provided from operations consisted primarily of interest received on cash deposits. The major components of all these activities are discussed in greater detail below.

As of September 30, 1996 and December 31, 1995, the Partnership had made capital contributions to local limited partnerships in the amount of approximately $10,908,000 and $10,876,000.

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

  Results of Operations

As of September 30, 1996 the Partnership had acquired 48 limited partnership interests. Each of the 50 apartment complexes owned by such limited partnerships receives government assistance and each of them has received a reservation for federal low income housing credits.

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

As reflected on its Statements of Operations, the Partnership has a loss of approximately $1,244,000 and $1,100,000 the nine months ended September 30, 1996 and 1995, respectively. The components items of revenue and expense are discussed below.

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

                                      -13

Part II.  Other Information

Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

1.  None..


         No reports on Form 8-K were filed during the quarter ended September 30, 1996.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND III, L.P.

By   WNC Tax Credit Partners, L.P., General Partner:

By:   WNC & ASSOCIATES, INC.        General Partner


By:  /s/ John B. Lester, Jr.
     John B. Lester, Jr.        President

Date: November 12, 1996


By:  /s/  Theodore M. Paul
     Theodore M. Paul  Vice President-Finance

Date: November 12, 1996