Form 10-K
period 1996-12-31
WNC HOUSING TAX CREDIT FUND III L P
filed 1997-05-16
CIK 875278

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

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

                                 (714) 662-5565

           Securities registered pursuant to Section 12(b) of the Act:

Title of Securities                                Exchanges on which Registered

NONE                                               NOT APPLICABLE



           Securities registered pursuant to section 12(g) of the Act:

UNITS OF LIMITED PARTNERSHIP INTEREST

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     State the aggregate market value of the voting stoct held by non-affiliates of the registrant. Inapplicable.

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

NONE

Item 1.  Business


Organization

WNC Housing Tax Credit Fund III, L.P. ("HTCF III" or the "Partnership") is a California Limited Partnership formed under the laws of the State of California on May 10, 1991. The Partnership was formed to acquire limited partnership interests in local limited partnerships ("Local Limited Partnerships") which own multifamily apartment complexes that are eligible for low-income housing federal income tax credits (the "Low Income Housing Credit").

The general partner of the Partnership is WNC Tax Credits Partners, L.P. ("TCP"). The general partners of TCP are WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper, Sr. The business of the Partnership is conducted primarily through Associates as neither TCP nor the Partnership has employees of its own.

On January 2, 1992, the Partnership commenced a public offering ("Offering") of 15,000 Units of Limited Partnership Interests ("Units"), at a price of $1,000 per Units. The Partnership closed its Offering September 30, 1993 with a total of 15,000 Units representing $15,000,000 sold. Holders of Units are referred to herein as "Limited Partners."


         Description of Business


The Partnership's principal business is to invest as a limited partner in Local Limited Partnerships which will own and operate an apartment complex ("Apartment Complex") which will qualify for the Low Income Housing Credit. In general, under Section 42, an owner of a low-income housing project is entitled to receive the Low Income Housing Credit in each year of a ten-year period (the
"Credit Period"). The Apartment Complex is subject to a 15-year compliance period (the "Compliance Period").

In general, in order to avoid recapture of Low Income Housing Credit, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by a Local Limited Partnership of any Apartment Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Apartment Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the inability of the Partnership to directly cause the sale of Apartment Complexes by Local General Partners, but generally only to require such Local General Partners to use their respective best efforts to find a purchaser for the Apartment Complexes, it is not possible at this time to predict whether the liquidation of substantially all of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership ("Partnership Agreement") will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell an Apartment Complex, it is anticipated that the Local General Partner will either continue to operate such Apartment Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. In addition, circumstances beyond the control of the General Partner may occur during the Compliance Period which would require the Partnership to approve the disposition of an Apartment Complex prior to the end thereof.

As of December 31, 1996, HTCF III had invested in 48 Local Limited Partnerships. One Local Limited Partnership owns three Apartment Complexes and each of the remaining Local Limited Partnerships own one Apartment Complex that is eligible for the Low Income Housing Credit. All of the Local Limited Partnerships also benefit from government programs promoting low- or moderate-income housing.

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multifamily residential real estate. Some of these risks are that the Low Income Housing Credit could be recaptured and that neither the Partnership's investments nor the Apartment Complexes owned by the Local Limited Partnerships will be readily marketable. Additionally, there can be no assurance that the Partnership will be able to dispose of its interest in the Local Limited Partnerships at the end of the Compliance Period. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Apartment Complexes and the Partnership. The Apartment Complexes will be subject to loss through foreclosure. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards which might be uninsurable. Because the Partnership's ability to control its operations will depend on these and other factors beyond the control of the General Partners and the Local General Partners, there can be no assurance that Partnership operations will be profitable or that the anticipated Low Income Housing Credits will be available to Limited Partners.

Each of the Local Limited Partnerships has received financial assistance from the FmHA. The Partnership's ability to exercise the voting rights granted it under the Local Limited Partnership Agreements and to transfer its Local Limited Partnership Interests is subject to restrictions which would not be present if assistance were received. In this regard, FmHA approval generally will be required in connection with the removal of a Local General Partner, the sale of an Apartment Complex or the sale of a Local Limited Partnership Interest. Any such approval may be withheld upon the discretion of FmHA.


As of December 31, 1996, all of the Apartment Complexes were completed and in operation The Apartment Complexes owned by the Local Limited Partnerships in which HTCF III has invested were developed by the respective Local General
Partners who acquired the sites and applied for applicable mortgages and subsidies. HTCF III became the principal limited partner in these Local Limited Partnerships pursuant to arm's-length negotiations with the Local General Partners. As a limited partner, HTCF III's liability for obligations of the Local Limited Partnership is limited to its investment. The Local General Partners of the Local Limited Partnership retain responsibility for maintaining, operating and managing the Apartment Complex.

The following is a schedule of the status, as of December 31, 1996, of the Apartment Complexes owned by Local Limited Partnerships in which HTCF III was a limited partner as of December 31, 1996.

                                   SCHEDULE OF PROJECTS OWNED BY LIMITED PARTNERSHIPS
                                           IN WHICH HTCF III HAS AN INVESTMENT
                                                 AS OF DECEMBER 31, 1996

                                                                 No. of Units    Units Occupied    Percentage of
                 Name & Location                     Units        Completed                         Total Units

Beaumont Elderly Housing                              30              30               28               93%
  Beaumont, Mississippi
Brownfield Seniors Community                          24              24               24              100
  Brownfield, Texas
Buffalo Apartments                                    24              24               24              100
  Buffalo, Texas
Cambridge Court Associates                            39              39               39              100
  Grottoes, Virginia
Candleridge Apts. of Bondurant, L.P.                  23              23               22               96
  Bondurant, Iowa
Candleridge Apts. of Waukee, L.P.                     23              23               23              100
  Waukee, Iowa
Carlinville Associates                                20              20               14               70
  Carlinville, Illinois
Cherokee Housing, Ltd.                                19              19               19              100
  Cedar Bluff, Alabama
Chester Associates I                                  24              24               23               96
  Chester, Illinois
Clinton Terrace Apartments, Ltd.                      24              24               23               96
  Albany, Kentucky
Coffeeville Housing, Ltd.                             19              19               18               95
  Coffeeville, Alabama
Coosa Co. Housing, Ltd.                               19              19               18               95
  Rockford, Alabama
Crockett Manor, Ltd.                                  40              40               37               93
  Crockett, Texas
Crockett Manor Snr. Citizens Cmplx, Ltd.              36              36               34               94
  Crockett, Texas
Delta Manor, L.P.                                     36              36               35               97
  Techula, Mississippi
Eupora Apartments, L.P.                               36              36               36              100
  Eupora, Mississippi
Fairview Village Limited Partnership                  20              20               20              100
  Carroll, Iowa
Fox Lake Manor, L.P.                                  12              12               10               83
  Fox Lake, Wisconsin
Ft. Deposit Housing, Ltd.                             23              23               23              100
  Fort Deposit, Alabama
Gulf Coast Apartments, L.P.                           59              59               59              100
  Gulfport, Mississippi
Gulf Coast Apts. of Long Beach                        60              60               59               98
  Long Beach, Mississippi



                                                                 No. of Units    Units Occupied    Percentage of
                 Name & Location                     Units        Completed                         Total Units

HOI Limited Partnership of Benson                     50              50               49               98
  Benson, North Carolina
HOI Limited Partnership of Dallas,                    60              60               60              100
  Dallas, North Carolina
HOI Limited Partnership of Dunn,                      34              34               34              100
  Dunn, North Carolina
HOI Limited Partnership of Kings Mtn.                 46              46               44               96
  Kings Mountain, North Carolina
HOI Limited Partnership of Lee                        78              78               74               95
  Sanford, North Carolina
HOI Limited Partnership of Sanford                    50              50               48               96
  Sanford, North Carolina
HOI of Limited Partnership Selma                      58              58               55               95
  Selma, North Carolina
Heritage Colonial Homes                               20              20               18               90
  Blackshear, Georgia
Killbuck Limited Partnership                          24              24               21               88
  Killbuck, Ohio
Lake Ridge Apts                                       44              44               43               98
  Tiptonville, Tennessee
Leveland Manor, L.P                                   36              36               35               97
  Leveland, Texas
Logan Park                                            50              50               50              100
  Caldwell, Idaho
Meadow Run Associates                                 43              43               43              100
  Gordonsville, Virginia
Oakdale Senior Housing L. P.                          80              80               79               99
  Oakdale, California
Orange Beach                                          30              30               28               94
  Orange Beach, Alabama
Parks I Limited Partnership                           39              39               39              100
  Roanoke, Virginia
Post Manor, L.P.                                      24              24               21               88
  Post, Texas
Red Bud Associates I                                  20              20               18               90
  Red Bud, Illinois
Steeleville Associates I                              16              16               15               94
  Steeleville, Illinois
Tanglewood Limited Partnership                        36              36               32               89
  Frankfurt, Ohio
Village Lane Properties                               36              36               36              100
  Fort Smith, Arkansas
Whitted Forest                                        35              35               34               97
  Hillsborough, North Carolina
Wilcam                                                19              19               19              100
  Wilcox County, Alabama
Wills Point Manor, L.P.                               24              24               24              100
  Wills Point, Texas
Windemere Associates Ltd. Partnership                 38              38               38              100
  Lexington, Virginia
Woodland Apartments, L.P.                             48              48               47               98
  Mt. Pleasant, Texas
Woodview Limited Partnership                          12              12               12              100
  Chillicothe, Illinois
Woodview Limited Partnership                          24              24               24              100
  Glasford, Illinois
                                                 -------    ------------  ---------------       -----------
                                                   1,684           1,684            1,628               97%
                                                   =====           =====            =====               ===

Item 2.  Properties


Through its investment in Local Limited Partnerships HTCF III holds interests in Apartment Complexes. See Item 1 for information pertaining to these Apartment Complexes.


Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters


The Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit. Units can be assigned only if certain requirements in HTCF III's Partnership Agreement are satisfied.


At December 31, 1996, there were 1,012 Limited Partners in HTCF III. The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing of Apartment Complexes or disposition of its Local Partnership Interests. The Limited Partners received Low Income Housing Credits per Unit as follows:

               1996      1995      1994
               ----      ----      ----
               $157      $152      $119
               ====      ====      ====

Item 6.  Selected Financial Data





                                   1996             1995              1994              1993              1992
                                   ----             ----              ----              ----              ----

Revenues                        $16,756          $57,741           $87,521          $137,116           $45,236

Partnership operating
expenses                       (441,957)         361,586           358,858           144,532            17,109

Equity in loss of
Local Limited Partnerships   (1,406,638)      (1,312,450)       (1,323,487)         (779,251)          (68,933)
                              ---------        ---------         ---------           -------            ------

Net loss                    $(1,831,839)     $(1,616,295)      $(1,594,824)        $(786,667)          $(40,806)
                              =========        =========         =========           =======             ======

Net loss per Limited
Partnership Interest              $(121)           $(107)            $(105)             $(68)             $(34)
                                   ====             ====              ====               ===               ===

Total assets                 $7,670,485       $9,377.066       $11,181,316       $14,210,374        $5,321,303
                             ==========       ==========       ===========       ===========        ==========

Net investment in
Local Limited Partnership    $7,221,643       $8,840,410        $9,933,747        $9,279,446        $3,356,730
                              =========        =========         =========         =========         =========

Capital contributions
payable to Local Limited
Partnerships                    $50,818         $159,730          $634,968        $2,226,811        $1,367,948
                                 ======          =======           =======         =========         =========

Accrued fees and expenses
due to affiliates              $750,497         $516,327          $229,044           $71,435          $303,621
                                =======          =======           =======            ======           =======

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Liquidity and Capital Resources

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $71,300 for the period ended December 31, 1996. This decrease in cash consisted of cash provided by investing activities of approximately $2,600 and cash used by operations for the Partnership of approximately $73,900. Cash provided from investing activities consisted of distributions from Local Limited Partnerships of approximately $25,600 cash used in investing activities consisted primarily of capital contributions to Local Limited Partnerships. Cash provided by operating activities consisted of interest income. Cash used consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $590,700. for the period ended December 31, 1995. This decrease in cash consisted of cash used by investing activities and operations for the Partnership of approximately $574,500 and $16,200, respectively. Cash provided from investing activities consisted of distributions from Local Limited Partnerships and collections on loans receivable of approximately $14,300 and $167,000, respectively, cash used in investing activities consisted primarily of capital contributions to Local Limited Partnerships and payment of acquisitions costs and fees of approximately $755,500 and $300, respectively. Cash provided by operating activities consisted of interest income. Cash used consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

The Partnership was indebted to an affiliate of the General Partner in the amount of approximately $750,500 and $516,300 at December 31, 1996 and 1995, respectively. The component items of such indebtedness are as follows: accrued management fees of approximately $748,300 and $513,800 and advances for operating expenses of approximately $2,200 and $2,500 for 1996 and 1995, respectively.

Since inception, the Partnership has received $15,000,000 in cash from the sale of Units. Substantially all of the $15,000,000 has been committed to the purchase price and acquisition fees and costs of investments in Local Limited Partnerships, reserves and expenses of the offering. Although not presently the case, the Partnership previously had identified its investments in advance of receipt of sufficient cash capital to fund the investments. As of March 31, 1997 and December 31, 1996, the Partnership had made capital contributions to Limited Partnerships in the amount of approximately $10,857,600 and had commitments for
additional  capital   contributions  of  approximately   $50,800.

Prior to sale of the Apartment Complexes, it is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash sufficient to provide distributions to The Partnership of any material amount. Distributions to the Partnership would first by used to meet operating expenses of the Partnership, including the payment of the Asset Management Fee to the General Partner. See Item 11 hereof. As a result, it is not anticipated that the Partnership will provide distributions to the Limited Partners prior to the sale of the Apartment Complexes, if ever.

The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Limited Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner. Nevertheless, the General Partner anticipates that capital raised from the sale of the Units is sufficient to fund the Partnership's operations.

Upon completion of its public offering (in 1993), the Partnership established working capital reserves of approximately 3.0% of the Limited Partners' capital contributions. This amount is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnership including payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the limited partners and other investor servicing obligations of the Partnership. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the local limited partnerships for such purposes or to replenish or increase working capital reserves.

Under its Partnership Agreement the Partnership does not have the ability to assess its partners for additional capital contributions to provide capital if needed by the Partnership or Local Limited Partnerships. Accordingly, if circumstances arise that cause the Local Limited Partnerships to require capital in addition to that contributed by the Partnership and any equity of the Local General Partners, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the Partnership level) will be (i) third-party debt financing (which may not be available, as the Apartment Complexes owned by the Local Limited Partnerships are already substantially leveraged), (ii) additional equity contributions or advances of the Local General Partners, (iii) other equity sources (which could adversely affect the Partnership's interest in Low Income Housing Credits, cash flow and/or proceeds of sale or refinancing of the Apartment Complexes and result in adverse tax consequences to the Limited Partners), or (iv) the sale or disposition of the Apartment Complexes (which could have the same adverse effects as discussed in (iii) above). There can be no assurance that funds from any of such sources would be readily available in sufficient amounts to fund the capital requirement of the Local Limited Partnerships in question. If such funds are not available, the Local Limited Partnerships would risk foreclosure on their Apartment Complexes if they were unable to renegotiate the terms of their first mortgages and any other debt secured by the Apartment Complexes to the extent the capital requirements of the Local Limited Partnerships relate to such debt.

The Partnership's capital needs and resources were expected to undergo major changes at least through 1994 as a result of the completion of its offering of Units and its acquisition of investments. Thereafter, the Partnership's capital needs and resources are expected to be relatively stable over the holding periods of the investments.

Results of Operations

As of December 31, 1996, the Partnership had acquired in 48 Local Limited Partnership Interests. Each of the 50 Apartment Complexes owned by the 48 Local Limited Partnerships receives or is expected to receive Government Assistance and each of them has received a reservation for Low Income Housing Credits. As of December 31, 1996 all 50 of the Apartment Complexes had commenced operations.

As reflected on its Statements of Operations, the Partnership had losses of approximately, $1,831,800, $1,616,300, and $1,594,800 for the years ended
December 31, 1996, 1995, and 1994, respectively. The component items of revenue and expense are discussed below.

Revenue. Partnership revenues consist of recovery of bad debt write off (1995 only), reporting fees from Local Limited Partnerships(1994) and interest earned on cash deposits held in financial institutions (i) as Reserves, or (ii) pending investment in Local Limited Partnerships. Interest revenue in future years will be a function of prevailing interest rates and the amount of cash balances. It is anticipated that the Partnership will maintain cash reserves in an amount not materially in excess of the minimum amount required by its Partnership Agreement, which is 3% of capital contributions.

Expenses. The most significant component of operating expenses is expected to be the asset management fee. The asset management fee is equal to 0.5% of invested assets of Local Limited Partnerships; accordingly, the amount to be incurred in the future is a function of the level of such invested assets (i.e., the sum of the Partnerships' capital contributions to the Limited Partnerships plus the Partnership's share of the debts related to the Apartment Complexes owned by such Limited Partnerships). The annual management fee incurred was $299,500, $293,500, and $241,000 for the years ended December 31, 1996, 1995, and 1994, respectively. Bad debts of approximately $70,500, $0, $46,000 were written off in 1996, 1995 and 1994, respectively.

Amortization expense consists of the amortization over a period of 30 years of the Acquisition Fee and other expenses attributable to the acquisition of Local Limited Partnership investments.

Office expense consists of the Partnership's administrative expenses, such as accounting and legal fees, bank charges and investor reporting expenses.

Equity in losses from Limited Partnerships. The Partnership's equity in losses from Limited Partnerships is equal to approximately 99% of the aggregate net loss of the Limited Partnerships. After rent-up, the Local Limited Partnerships are expected to generate losses during each year of operations; this is so because, although rental income is expected to exceed cash operating expenses, depreciation and amortization deductions claimed by the Limited Partnerships are expected to exceed net rental income.

Item 8.  Financial Statements and Supplementary Data























                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

                               For The Years Ended
                        December 31, 1996, 1995 and 1994

                                      with

                      INDEPENDENT AUDITORS' REPORT THEREON

                          INDEPENDENT AUDITORS' REPORT



To the Partners
WNC Housing Tax Credit Fund III, L.P.


We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund III, L.P. (a California Limited Partnership) (the "Partnership") as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the limited partnerships in which WNC Housing Tax Credit Fund III, L.P. is a limited partner. These investments, as discussed in Note 2 to the financial statements, are accounted for by the equity method. The investments in these limited partnerships represented 94% of the total assets of WNC Housing Tax Credit Fund III, L.P. at December 31, 1996 and 1995. Substantially all of the financial statements of the limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund III, L.P. (a California Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.






                                             /s/ Corbin & Wertz
                                            ___________________
                                            CORBIN & WERTZ

Irvine, California
April 21, 1997

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                           December 31, 1996 and 1995



ASSETS                                                    1996           1995
                                                       ----------     ----------

Cash and cash equivalents                              $  448,311     $  519,652

Investments in limited partnerships
 (Note 2)                                               7,221,643      8,840,410

Other assets (Note 3)                                         531         17,004
                                                       ----------     ----------

                                                       $7,670,485     $9,377,066
                                                       ==========     ==========

LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Due to limited partnerships (Note 5)                 $   50,818     $  159,730
  Accrued fees and expenses due to
   general partner and affiliates
   (Note 4)                                               750,497        516,327
                                                       ----------     ----------

     Total liabilities                                    801,315        676,057
                                                       ----------     ----------

Partners' equity:
  General partner                                          28,170         46,488
  Limited partners (15,000 units authorized;
   15,000 units issued and outstanding at
   December 31, 1996 and 1995)                          6,841,000      8,654,521
                                                       ----------     ----------

     Total partners' equity                             6,869,170      8,701,009
                                                       ----------     ----------

                                                       $7,670,485     $9,377,066
                                                       ==========     ==========



                 See accompanying notes to financial statements
                                      FS-2

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

              For The Years Ended December 31, 1996, 1995 and 1994



                                          1996           1995           1994
                                       ----------     ----------     ----------

Income:
  Interest income                     $    16,756    $    27,741    $    77,448
  Other (Note 3)                             --           30,000         10,073
                                       ----------     ----------     ----------
     Total income                          16,756         57,741         87,521
                                       ----------     ----------     ----------
Operating expenses:
  Amortization (Note 4)                    47,176         47,176         45,724
  Partnership management fees
   (Note 4)                               299,473        293,476        241,017
  Bad debts (Note 2)                       70,455           --           16,000
  Loans receivable write-off
   (Note 3)                                  --             --           30,000
  Office                                   24,853         20,934         26,117
                                       ----------     ----------     ----------
     Total operating expenses             441,957        361,586        358,858
                                       ----------     ----------     ----------
Loss from operations                     (425,201)      (303,845)      (271,337)

Equity in losses of limited
 partnerships (Note 2)                 (1,406,638)    (1,312,450)    (1,323,487)
                                       ----------     ----------     ----------
Net loss                              $(1,831,839)   $(1,616,295)   $(1,594,824)
                                       ==========     ==========     ==========
Net loss allocable to:
  General partner                     $   (18,318)   $   (16,163)   $   (15,948)
                                       ==========     ==========     ==========
  Limited partners                    $(1,813,521)   $(1,600,132)   $(1,578,876)
                                       ==========     ==========     ==========
Net loss per weighted limited
 partner units                        $   (120.90)   $   (106.68)   $   (105.26)
                                       ==========     ==========     ==========
Outstanding weighted limited
 partner units                             15,000         15,000         15,000
                                       ==========     ==========     ==========


                 See accompanying notes to financial statements
                                      FS-3

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                         STATEMENTS OF PARTNERS' EQUITY

              For The Years Ended December 31, 1996, 1995 and 1994



                                        General        Limited
                                        Partner        Partners           Total
                                        -------        --------           -----


Equity, January 1, 1994            $     78,599    $ 11,833,529    $ 11,912,128

Net loss
                                        (15,948)     (1,578,876)     (1,594,824)
                                     ----------      ----------      ----------

Equity, December 31, 1994                62,651      10,254,653      10,317,304

Net loss                                (16,163)     (1,600,132)     (1,616,295)
                                     ----------      ----------      ----------

Equity, December 31, 1995                46,488       8,654,521       8,701,009

Net loss                                (18,318)     (1,813,521)     (1,831,839)
                                     ----------      ----------      ----------

Equity, December 31, 1996          $     28,170    $  6,841,000    $  6,869,170
                                     ==========      ==========      ==========


                 See accompanying notes to financial statements
                                      FS-4

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For The Years Ended December 31, 1996, 1995 and 1994



                                          1996           1995           1994
                                       ----------     ----------     ----------

Cash flows from operating
 activities:
  Net loss                            $(1,831,839)   $(1,616,295)   $(1,594,824)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
    Amortization                           47,176         47,176         45,724
    Bad Debts                              70,455           --             --
    Equity in losses of limited
     partnerships                       1,406,638      1,312,450      1,323,487
    (Recapture) write-off of loan
     receivable (Note 3)                     --          (30,000)        30,000
    Change in other assets                   (531)       (16,784)          (220)
    Change in accrued fees and
     expenses due to general partner
     and affiliates                       234,170        287,283        157,609
                                       ----------     ----------     ----------

Net cash used in operating
 activities                              ( 73,931)       (16,170)       (38,224)
                                       ----------     ----------     ----------

Cash flows from investing activities:
  Investments in limited
   partnerships, net                      (20,939)      (755,513)    (3,397,145)
  Capitalized acquisition costs
   and fees                                (2,100)          (300)      (218,210)
  Distribution from limited
   partnership                             25,629         14,286           --
  Decrease in loans receivable,
   including recapture of written-
   off loan receivable                       --          167,000        298,636
                                       ----------     ----------     ----------

Net cash provided by (used in)
 investing activities                       2,590       (574,527)    (3,316,719)
                                       ----------     ----------     ----------

Cash flows from financing activities -
  Collection of subscriptions and
   investor costs                            --             --          702,892
                                       ----------     ----------     ----------

Net change in cash and cash
 equivalents                              (71,341)      (590,697)    (2,652,051)

Cash and cash equivalents,
 beginning of year                        519,652      1,110,349      3,762,400
                                       ----------     ----------     ----------

Cash and cash equivalents,
 end of year                          $   448,311    $   519,652    $ 1,110,349
                                       ==========     ==========     ==========

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
  Interest paid                       $      --      $      --      $      --
                                       ==========     ==========        =======
  Taxes paid                          $       800    $       800    $       800
                                       ==========     ==========     ==========


                 See accompanying notes to financial statements
                                      FS-5

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

              For The Years Ended December 31, 1996, 1995 and 1994



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Organization
------------
WNC Housing Tax Credit Fund III, L.P. (A California Limited Partnership) (the "Partnership") was formed on May 10, 1991 under the laws of the State of California. The Partnership was formed to invest primarily in other limited partnerships which own and operate multifamily housing complexes that are eligible for low income housing tax credits.

The general partner is WNC Tax Credit Partners, L.P. (the "General Partner"), a California limited partnership. WNC & Associates, Inc. and Wilfred N. Cooper are the general partners of the General Partner. The Cooper Revocable Trust is the principal shareholder of the outstanding stock of WNC & Associates, Inc. John B. Lester is the original limited partner of the Partnership and owns 30% of the outstanding stock of WNC & Associates, Inc.

The Partnership shall continue in full force and effect until December 31, 2050 unless terminated prior to that date pursuant to the partnership agreement or law.

The partnership agreement authorized the sale of up to 15,000 units of Limited Partnership Interests at $1,000 per Unit ("Units"). The offering of Units concluded on September 30, 1993 at which time 15,000 Units, representing subscriptions in the amount of $15,000,000, had been accepted. The General Partner has a 1% interest in operating profits and losses of the Partnership. The limited partners will be allocated the remaining 99% interest in proportion to their respective investments.

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received a subordinated disposition fee (as described in Note 5), any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

Method of Accounting For Investments in Limited Partnerships
------------------------------------------------------------
The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of each limited partnership's results of operations and for any distributions received. The accounting policies of the limited partnerships are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments in limited partnerships are capitalized as part of the investment and are being amortized over 30 years (see Note 2).

Losses from limited partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.

Cash and Cash Equivalents
-------------------------
The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents.




Continued

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1996, 1995 and 1994



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Concentration of Credit Risk
----------------------------
At times, the Partnership has maintained cash balances at certain financial institutions in excess of amounts insured by Federal agencies.

Offering Expenses
-----------------
Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling Units. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $2,250,000 as of December 31, 1996 and 1995.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Net Loss Per Weighted Limited Partner Units
-------------------------------------------
Net loss per weighted limited partner units are computed by dividing the limited partners' share of net loss by the weighted number of limited partner units outstanding during the year.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------
As of December 31, 1996 and 1995, the Partnership has acquired limited partnership interests in 48 limited partnerships which own and operate apartment complexes consisting of 1,684 apartment units. The general partners of the limited partnerships manage the day-to-day operations of the limited partnerships. Significant business decisions, as defined, require the approval of the Partnership. The Partnership, as a limited partner, is generally entitled to 99% of the operating profits and losses of the limited partnerships.

The Partnership's investments in limited partnerships as shown in the accompanying balance sheets at December 31, 1996 and 1995, are approximately $1,298,000 and $1,451,000, respectively, greater than the Partnership's equity as shown in the limited partnerships' combined financial statements. This difference is due primarily to acquisition costs related to the acquisition of the limited partnerships which were capitalized in the Partnership's investment account and capital contributions accrued but not paid (see Note 5). The capitalized acquisition costs are being amortized over 30 years.






Continued

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1996, 1995 and 1994



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Following is a summary of the equity method activity of the investments in limited partnerships for the years ended December 31:

                                                        1996             1995
                                                     ----------       ----------

Investments per balance sheet,
 beginning of year                                  $ 8,840,410     $ 9,933,747
Capital contributions to limited
 partnerships                                              --           280,275
Capitalized acquisition costs and
 acquisition fees                                         2,100             300
Equity in losses of limited partnerships             (1,406,638)     (1,312,450)
Distributions from limited partnerships                 (25,629)        (14,286)
Tax credit adjustments                                 (141,424)            --
Amortization of capitalized acquisition
 costs                                                  (47,176)        (47,176)
                                                     ----------      ----------

Investments per balance sheet, end of year          $ 7,221,643     $ 8,840,410
                                                     ==========      ==========

Approximate  combined  condensed  financial   information  from  the  individual
financial statements of the limited partnerships as of December 31 and for the years then ended is as follows:

                        COMBINED CONDENSED BALANCE SHEETS

Assets                                                   1996           1995
------                                                ----------     ----------

Buildings and improvements, net of
 accumulated depreciation for 1996 and
 1995 of $6,997,000 and $5,004,000,
 respectively                                        $53,383,000     $55,296,000
Land                                                   4,067,000       4,074,000
Due from related parties                                  21,000          78,000
Other assets                                           3,667,000       3,316,000
                                                      ----------      ----------

Total assets                                         $61,138,000     $62,764,000
                                                      ==========      ==========

Liabilities
-----------

Mortgage and construction loans
 payable                                             $50,118,000     $50,246,000
Other liabilities                                      3,305,000       3,331,000
                                                      ----------      ----------

Total liabilities                                     53,423,000      53,577,000
                                                      ----------      ----------

Partners' Capital

WNC Housing Tax Credit Fund III, L.P.                  5,924,000       7,389,000
Other partners                                         1,791,000       1,798,000
                                                      ----------      ----------

Total partners' capital                                7,715,000       9,187,000
                                                      ----------      ----------

Total liabilities and partners' capital              $61,138,000     $62,764,000
                                                      ==========      ==========


Continued

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1996, 1995 and 1994



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                      1996             1995             1994
                                   ----------       ----------       ----------

Total revenues                    $ 6,270,000      $ 5,878,000      $ 4,900,000

Expenses:
  Operating expenses                3,778,000        3,374,000        2,874,000
  Interest expense                  1,922,000        1,877,000        1,674,000
  Depreciation and
   amortization                     1,993,000        1,954,000        1,700,000
                                   ----------       ----------       ----------

Total expenses                      7,693,000        7,205,000        6,248,000
                                   ----------       ----------       ----------

Net loss                          $(1,423,000)     $(1,327,000)     $(1,348,000)
                                   ==========       ==========       ==========
Net loss allocable to
 the Partnership                  $(1,407,000)     $(1,312,000)     $(1,323,000)
                                   ==========       ==========       ==========

In connection with tax credit adjustments, as defined in the partnership agreements, the Company had amounts due from certain limited partnerships. As of December 31, 1996 and 1994, such amounts were deemed by management to be uncollectible. Accordingly, amounts were charged to operations totaling $70,455 and $16,000 for the years ended December 31, 1996 and 1994, respectively.

Certain limited partnerships have incurred operating losses and have working capital deficiencies. In the event these limited partnerships continue to incur operating losses, additional capital contributions by the Partnership may be required to sustain the operations of such limited partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such limited partnerships could be impaired.

NOTE 3 - LOANS RECEIVABLE
-------------------------
Loans receivable represented amounts loaned by the Partnership to certain limited partnerships in which the Partnership may invest. These loans were applied against the first capital contribution upon the Partnership acquiring the limited partnership interest. Loans with a balance of $30,000 at December 31, 1993 were written-off during 1994. In connection with the acquisition of this limited partnership interest by an affiliated partnership, during 1995 the Partnership was reimbursed the $30,000, from such affiliated partnership.

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------
Under the terms of the Partnership Agreement the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

          Acquisition fees not to exceed 9% of the gross proceeds from the sale of partnership units as compensation to the General Partner for services rendered to the Partnership in connection with the acquisition of limited partnership. As of December 31, 1996 and 1995, acquisition fees of $1,350,000 had been incurred. Accumulated amortization amounted to $160,133 and $115,137 as of December 31, 1996 and 1995, respectively.


Continued

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1996, 1995 and 1994



NOTE 4 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------
          Reimbursement of costs incurred by an affiliate of the General Partner in connection with the acquisition of limited partnerships. These reimbursements have not exceeded 1.6% of the gross proceeds. As of December 31, 1996, the Partnership has incurred aggregate acquisition costs of $67,424 which have been included in limited partnership investment. Accumulated amortization amounted to $7,815 and $5,635 as of December 31, 1996 and 1995.

          An annual asset management fee equal to 0.5% of the invested assets of the limited partnerships, including the Partnership's allocable share of the mortgages. Asset management fees of $299,473, $293,476 and $241,017 were incurred for 1996, 1995 and 1994, respectively. Asset management fees of $65,000, $57,000 and $25,065 were paid during 1996, 1995 and 1994, respectively.

          A subordinated disposition fee in an amount equal to 1% of the sales price of any property sold. Payment of this fee to the General Partner is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render specified services.

Accrued fees and expenses due to general partner and affiliates are summarized as of December 31 as follows:

                                                       1996             1995
                                                    ----------       ----------

Advances from general partner                       $   2,239         $   2,541
Accrued asset management fees                         748,258           513,786
                                                   ----------        ----------

     Total                                          $ 750,497         $ 516,327
                                                   ==========        ==========


NOTE 5 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------
Due to limited partnerships at December 31, 1996 and 1995 represents amounts which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments, are generally due upon the limited partnerships achieving certain development and operating benchmarks, and are generally expected to be paid within two years of the Partnership's initial investment.

NOTE 6 - INCOME TAXES
---------------------
No provision for income taxes has been recorded in the accompanying financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 10.  Directors and Executive Officers of the Registrant

The Partnership has no directors or executive officers of its own. The following biographical information is presented for the directors and executive officers of Associates which has principal responsibility for the Partnership's affairs.

Directors and Executive Officers of WNC & Associates, Inc.

WILFRED N. COOPER, SR., age 65, has been the principal shareholder and a Director of WNC & ASSOCIATES, INC. since its organization in 1971, of SHELTER RESOURCE CORPORATION since its organization in 1981 and of WNC RESOURCES, INC. from its organization in 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991, serving as President of those companies until 1992 and as Chief Executive Officer since 1992, and has been a Director of WNC CAPITAL CORPORATION since its organization. He is also a general partner with WNC & ASSOCIATES, INC. in WNC FINANCIAL GROUP, L.P. and WNC TAX CREDIT PARTNERS, L.P. During 1970 and 1971 he was a principal of Creative Equity Development Corporation, a predecessor of WNC & ASSOCIATES, INC., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments. Previously, he had responsibility for new business development including factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director and a member of the Executive Committee of the National Association of Home Builders ("NAHB") and a Chairman of the NAHB's Rural Housing Council, a Director of the National Housing Conference, a Director of the Affordable Housing Tax Credit Coalition, a past President of the Rural Builders Council of California ("RBCC") and a past President of Southern California Chapter II of the Real Estate Syndication and Securities Institute ("RESSI") of the National Association of Realtors ("NAR"). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

JOHN B. LESTER, JR., age 62, has been a shareholder, a Director and Secretary of WNC & ASSOCIATES, INC. since 1986, Executive Vice President from 1986 to 1992, and President and Chief Operating Officer since 1992, and has been a Director of WNC CAPITAL CORPORATION since its organization. He was a shareholder, Executive Vice President, Secretary and a Director of WNC RESOURCES, INC. from 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991. From 1973 to 1986 he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries which he co-founded in 1973. Mr. Lester is a former Director of the Los Angeles Chapter of the Associated General Contractors of California. His responsibilities at WNC & ASSOCIATES, INC. include property acquisitions and company operations. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

DAVID N. SHAFER, age 44, has been a Senior Vice President of WNC & ASSOCIATES, INC. since 1992 and General Counsel since 1990, and served as Asset Management Director from 1990 to 1992. Previously he was employed as an associate attorney by the law firms of Morinello, Barone, Holden & Nardulli from 1987 until 1990, Frye, Brandt & Lyster from 1986 to 1987 and Simon and Sheridan from 1984 to 1986. Mr. Shafer is a Director and President of RBCC, a member of NAHB's Rural Housing Council, a past President of Southern California Chapter II of RESSI, a past Director of the Council of Affordable and Rural Housing and Development and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

WILFRED N. COOPER, JR., age 33, has been employed by WNC & ASSOCIATES, INC. since 1988 and has been a Senior Vice President or Vice President since 1992. Mr. Cooper heads the Acquisition Origination department at WNC and has been President of and a registered principal with WNC CAPITAL CORPORATION, a member firm of the NASD, since its organization. Previously, he was employed as a government affairs assistant by Honda North America from 1987 to 1988, and as a legal assistant with respect to Federal legislative and regulatory matters by the law firm of Schwartz, Woods and Miller from 1986 to 1987. Mr. Cooper is a member of NAHB's Rural Housing Council and serves as Chairman of its Membership Committee. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

THEODORE M. PAUL, age 40, has been Vice President - Finance of WNC & ASSOCIATES, INC. since 1992 and Chief Financial Officer since 1990. Previously, he was a Vice President and Chief Financial Officer of National Partnership Investments Corp., a sponsor and general partner of syndicated partnerships investing in affordable rental housing qualified for tax credits, from 1986 until 1990, and was employed as an associate by the accounting firms of Laventhol & Horwath, during 1985, and Mann & Pollack Accountants, from 1979 to 1984. Mr. Paul is a member of the California Society of Certified Public Accountants and the American Institute of Certified Public Accountants. His responsibilities at WNC & ASSOCIATES, INC. include supervision of investor partnership accounting and tax reporting matters and monitoring the financial condition of the Local Limited Partnerships in which the Partnership will invest. Mr. Paul graduated from the University of Illinois in 1978 with a Bachelor of Science degree and is a Certified Public Accountant in the State of California.

THOMAS J. RIHA, age 41, has been Vice President - Asset Management of WNC & ASSOCIATES, INC. since 1994. He has more than 17 years' experience in commercial and multi-family real estate investment and management. Previously, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, from 1988 to 1994, last serving as Vice President - Operations. His responsibilities at WNC & ASSOCIATES, INC. include monitoring the operations and financial performance of, and regulatory compliance by, properties in the WNC portfolio. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant in the State of California and a member of the California Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

SY GARBAN, age 50, has 19 years' experience in the real estate securities and syndication industry. He has been associated with WNC & ASSOCIATES, INC., since 1989, serving as National Sales Director through 1992 and as Vice President - National Sales since 1992. Previously, he was employed by MRW, Inc., Newport Beach, California from 1980 to 1989, a real estate acquisition, development and management firm. Mr. Garban is a member of the International Association of Financial Planners. Mr. Garban graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

CARL FARRINGTON, age 50, has been associated with WNC & ASSOCIATES, INC. since 1993, currently serving as Director - Originations since 1994. Mr. Farrington has more than 12 years' experience in finance and real estate acquisitions. Previously, he served as Acquisitions Director for The Arcand Company from 1991 to 1993, and as Treasurer and Director of Finance and Administrator for Polytron Corporation from 1988 to 1991. Mr. Farrington is a member and Director of the Council of Affordable and Rural Housing and Development. Mr. Farrington graduated from Yale University with a Bachelor of Arts degree in 1966 and from Dartmouth College with a Master of Business Administration in 1970.

MICHELE M. TAYLOR, age 41, has been employed by WNC & ASSOCIATES, INC. since 1986, serving as a paralegal and office manager, and currently is the Investor Services Director. Previously she was self-employed between 1982 and 1985 in non-financial services activities and from 1978 to 1981 she was employed as a paralegal by a law firm which specialized in real estate limited partnership transactions. Ms. Taylor graduated from the University of California, Irvine in 1976 with a Bachelor of Arts degree.

THERESA I. CHAMPANY, age 38, has been employed by WNC & ASSOCIATES, INC., since 1989 and currently is the Marketing Services Director and a registered principal with WNC CAPITAL CORPORATION. Previously, she was employed as Manager of Marketing Services by August Financial Corporation from 1986 to 1989 and as office manager and Assistant to the Vice President of Real Estate Syndications by McCombs Securities Co., Inc. from 1979 to 1986. Ms. Champany attended Manchester (Conn.) Community College from 1976 to 1978.

KAY L. COOPER, age 59, has been an officer and Director of WNC & ASSOCIATES, INC. since 1971 and of WNC RESOURCES, INC. from 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991. Mrs. Cooper has also been the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, since 1975. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Mrs. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) An annual asset management fee in an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Apartment Complexes owned by such Local Limited Partnerships.) Fees of $299,473 were incurred for 1996.

(b) A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of an Apartment Complex or Local Limited Partnership Interest. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Preferred Return to the Limited Partners. "Preferred Return" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 16% through December 31, 2002, and (ii) 6% for the balance of the Partnerships term. No disposition fees have been paid.

(c) In 1996 the General Partner was allocated federal Low Income Housing Credits of $23,743.



Item 12.  Security Ownership of Certain Beneficial Owners and Management


(a) Security Ownership of Certain Beneficial Owners

No  person  is known to own  beneficially  in  excess  of 5% of the  outstanding
Units.

(b) Security Ownership of Management

     Neither the General Partner, Associates nor any of the officers or directors of Associates own directly or beneficially any Units in HTCF III.

(c) Changes in Control

The management and control of the General Partners may be changed at any time in accordance with their respective organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances. First, with the consent of any other General Partners and a majority-in-interest of the Limited Partners, any General Partner may designate one or more persons to be successor or additional General Partners. In addition, any General Partner may, without the consent of any other General Partner or the Limited Partners, (I) substitute in its stead as General Partner any entity which has, by merger, consolidation or otherwise, acquired substantially all of its assets, stock or other evidence of equity interest and continued its business, or (ii) cause to be admitted to the Partnership an additional General Partner or Partners if it deems such admission to be necessary or desirable so that the Partnership will be classified a partnership for Federal income tax purposes. Finally, a majority-in-interest of the Limited Partners may at anytime remove the General Partner of the Partnership and elect a successor General Partner.

Item 13.  Certain Relationships and Related Transactions

All of the Partnership's affairs are managed by the General Partner, through Associates. The transactions with the General Partner and Associates are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, as discussed in Item 11 and in the notes to the accompanying financial statements.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements:
Report of independent public accountants.

Balance sheets as of December 31, 1996 and 1995.

Statements of Operations for the years ended December 31, 1996, 1995, and 1994.

Statement of Partners' Equity for the years ended December 31, 1996, 1995, and 1994.

Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994.

Notes to Financial Statements.

Financial Statement Schedules:
         N/A

Exhibits
(3): Articles of incorporation and by-laws: The registrant is not incorporated. The Partnership Agreement is included as Exhibit B to the Prospectus, filed as
Exhibit 28.1 to Form 10-K for the year ended December 31, 1994.

(10) Material contracts:

10.1 Third Amended and Restated Agreement and Certificate of Limited Partnership of Cambridge Court Limited Partnership filed as exhibit 10.3 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 10.1.

10.2 Amended and Restated Agreement and Certification of Limited Partnership of Chester Associates I, A Limited Partnership filed as exhibit 10.4 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 10.2.

10.3 Amended and Restated Agreement and Certification of Limited Partnership of Red Bud I, A Limited Partnership filed as exhibit 10.5 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 10.3.

10.4 Amended and Restated Agreement of Limited Partnership of Post Manor, L.P. filed as exhibit 10.6 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 10.4.

10.5 Amended and Restated Agreement and Certification of Limited Partnership of Steelville Associates I, A Limited Partnership filed as exhibit 10.7 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 10.5.

10.6 Amended and Restated Agreement of Limited Partnership of Wills Point Manor, L.P. filed as exhibit 10.8 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 10.6.

10.7 Amended and Restated Agreement and Certificate of Limited Partnership of Killbuck Limited Partnership filed as exhibit 10.9 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 10.7.

10.8 Amended and Restated Agreement of Limited Partnership of Coosa Co. Housing, Ltd. filed as exhibit 10.10 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 10.8.

10.9 Amended and Restated Agreement of Limited Partnership of Ft. Deposit Housing, Ltd. filed as exhibit 10.11 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 10.9.

10.10 Second Amended and Restated Agreement and Certificate of Limited Partnership of Tanglewood Limited Partnership (7) filed as exhibit 10.11 to Post-Effective Amendment No. 9 dated March 31, 1993 is hereby incorporated herein by reference as exhibit 10.10.

10.11 Amended and Restated Agreement of Limited Partnership of Windemere Associates Limited Partnership filed as exhibit 10.12 to Post-Effective Amendment No. 9 dated March 31, 1993 is hereby incorporated herein by reference as exhibit 10.11.

10.12 Amended and Restated Agreement of Limited Partnership of Woodland Apartments, L.P. filed as exhibit 10.13 to Post-Effective Amendment No. 9 dated March 31, 1993 is hereby incorporated herein by reference as exhibit 10.12.

10.13 Amended and Restated Agreement of Limited Partnership of Meadow Run Associates Limited Partnership filed as exhibit 10.14 to Post-Effective Amendment No. 9 dated March 31, 1993 is hereby incorporated herein by reference as exhibit 10.13.

10.14 Amended and Restated Agreement of Limited Partnership of Candleridge Apartments of Bondurant L.P. filed as exhibit 10.15 to Post-Effective Amendment No. 9 dated March 31, 1993 is hereby incorporated herein by reference as exhibit 10.14.

10.15 Amended and Restated Agreement of Limited Partnership of Candleridge Apartments of Waukee L.P. filed as exhibit 10.16 to Post-Effective Amendment No. 9 dated March 31, 1993 is hereby incorporated herein by reference as exhibit 10.15.

10.16 Amended and Restated Agreement and Certification of Limited Partnership of Fairview Village V, Limited Partnership filed as exhibit 10.17 to Post-Effective Amendment No. 9 dated March 31, 1993 is hereby incorporated herein by reference as exhibit 10.16.

10.17 Woodview Limited Partnership Amended and Restated Limited Partnership Agreement filed as exhibit 10.18 to Post-Effective Amendment No. 9 dated March 31, 1993 is hereby incorporated herein by reference as exhibit 10.17.

10.18 Amended and Restated Agreement of Limited Partnership of Coffeeville Housing, Ltd. filed as exhibit 10.19 to Post-Effective Amendment No. 9 dated March 31, 1993 is hereby incorporated herein by reference as exhibit 10.18.

10.19 Amended and Restated Agreement of Limited Partnership of Crockett Manor Senior Citizens Complex, Ltd. filed as exhibit 10.20 to Post-Effective Amendment No. 9 dated March 31, 1993 is hereby incorporated herein by reference as exhibit 10.19.

10.20 Amended and Restated Agreement and Certificate of Limited Partnership of Delta Manor, L.P. filed as exhibit 10.21 to Post-Effective Amendment No. 9 dated March 31, 1993 is hereby incorporated herein by reference as exhibit 10.20.

10.21 Amended and Restated Agreement and Certificate of Limited Partnership of Eupora Apartments, L.P. filed as exhibit 10.22 to Post-Effective Amendment No. 9 dated March 31, 1993 is hereby incorporated herein by reference as exhibit 10.21.

10.22 Amended and Restated Agreement of Limited Partnership of Levelland Manor, L.P. filed as exhibit 10.23 to Post-Effective Amendment No. 9 dated March 31, 1993 is hereby incorporated herein by reference as exhibit 10.22.

10.23 Third Amendment to the Partnership Agreement of Parks I Limited Partnership filed as exhibit 10.24 to Post-Effective Amendment No. 9 dated March 31, 1993 is hereby incorporated herein by reference as exhibit 10.23.

10.24 Second Amendment Village Lane Properties Certificate and Agreement of Limited Partnership filed as exhibit 10.25 to Post-Effective Amendment No. 9 dated March 31, 1993 is hereby incorporated herein by reference as exhibit 10.24.

10.25 Amended and Restated Agreement of Limited Partnership of Gulf Coast Apartments, L.P. filed as exhibit 10.1 to Form 8-K/A Current Report Amendment No. 1 dated June 23, 1993 is hereby incorporated herein by reference as exhibit 10.25.

10.26 Amended and Restated Agreement of Limited Partnership of Gulf Coast Apartments of Long Beach, L.P. filed as exhibit 10.2 to Form 8-K/A Current Report Amendment No. 1 dated June 23, 1993 is hereby incorporated herein by reference as exhibit 10.26.

10.27 Amended and Restated Agreement of Limited Partnership of HOI Limited Partnership of Benson filed as exhibit 10.3 to Form 8-K/A Current Report Amendment No. 1 dated June 23, 1993 is hereby incorporated herein by reference as exhibit 10.27.

10.28 Amended and Restated Agreement of Limited Partnership of HOI Limited Partnership of Dallas filed as exhibit 10.4 to Form 8-K/A Current Report Amendment No. 1 dated June 23, 1993 is hereby incorporated herein by reference as exhibit 10.28.

10.29 Amended and Restated Agreement of Limited Partnership of HOI Limited Partnership of Dunn filed as exhibit 10.5 to Form 8-K/A Current Report Amendment No. 1 dated June 23, 1993 is hereby incorporated herein by reference as exhibit 10.29.

10.30 Amended and Restated Agreement of Limited Partnership of HOI Limited Partnership of Kings Mountain filed as exhibit 10.6 to Form 8-K/A Current Report Amendment No. 1 dated June 23, 1993 is hereby incorporated herein by reference as exhibit 10.30.

10.31 Amended and Restated Agreement of Limited Partnership of HOI Limited Partnership of Lee filed as exhibit 10.7 to Form 8-K/A Current Report Amendment No. 1 dated June 23, 1993 is hereby incorporated herein by reference as exhibit 10.31.

10.32 Amended and Restated Agreement of Limited Partnership of HOI Limited Partnership of Sanford filed as exhibit 10.8 to Form 8-K/A Current Report Amendment No. 1 dated June 23, 1993 is hereby incorporated herein by reference as exhibit 10.32.

10.33 Amended and Restated Agreement of Limited Partnership of HOI Limited Partnership of Selma filed as exhibit 10.9 to Form 8-K/A Current Report Amendment No. 1 dated June 23, 1993 is hereby incorporated herein by reference as exhibit 10.33.

10.34 Amended and Restated Agreement of Limited Partnership of Logan Park Associates Limited Partnership filed as exhibit 10.10 to Form 8-K/A Current Report Amendment 10.34.

10.35 Agreement of Limited Partnership of Oakdale Senior Housing Limited Partnership filed as exhibit 10.11 to Form 8-K/A Current Report Amendment No. 1 dated June 23, 1993 is hereby incorporated herein by reference as exhibit 10.35.

10.36 Amended and Restated Agreement of Limited Partnership of Clinton Terrace Apartments, Ltd. filed as exhibit 10.12 to Form 8-K/A Current Report Amendment No. 2 dated June 23, 1993 is hereby incorporated herein by reference as exhibit 10.36.

10.37 Amended and Restated Agreement and Certification of Limited Partnership of Wilcam Housing, Ltd. filed as exhibit 10.38 to Post-Effective Amendment No. 13 dated October 22, 1993 is hereby incorporated herein by reference as exhibit 10.37.

10.38 Amended and Restated Agreement and Certificate of Limited Partnership of Cherokee Housing, Ltd. filed as exhibit 10.39 to Post-Effective Amendment No. 13 dated October 22, 1993 is hereby incorporated herein by reference as exhibit 10.38.

10.39 Amended and Restated Agreement of Limited Partnership of Beaumont Elderly Housing, L.P. filed as exhibit 10.1 to Form 8-K dated January 4, 1994 is hereby incorporated herein by reference as exhibit 10.39.

10.40 Amended and Restated Agreement of Limited Partnership of Lake Ridge Apartments, Ltd. filed as exhibit 10.2 to Form 8-K dated January 4, 1994 is hereby incorporated herein by reference as exhibit 10.40.

10.41 Amended and Restated Agreement of Limited Partnership of Orange Beach Housing, Ltd. filed as exhibit 10. 3 to Form 8-K dated January 4, 1994 is hereby incorporated herein by reference as exhibit 10.41.






         Reports on Form 8-K

No reports of Form 8-K were filed during the fourth quarter ended December 31, 1996.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND III, L.P.

By:  WNC Tax Credit Partners, L.P.  General Partner of the Registrant


By: WNC & Associates, Inc. General Partner of WNC California Tax Credit Partners III, L.P.


By:   /s/    John B. Lester, Jr
     -----------------------------------------------------
John B. Lester, Jr. President and Chief Opertating Officer of WNC & Associates, Inc.

Date: May 6, 1997

By: /s/   Theodore M. Paul
     -----------------------------------------------------
Theodore M. Paul Vice-President Finance and Chief Financial Officer of WNC & Associates, Inc.

Date: May 6, 1997




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/    Wilfred N. Cooper, Sr.
     -----------------------------------------------------
Wilfred N. Cooper, Sr. Director and Chairman of the Board WNC & Associates, Inc.

Date: May 6, 1997

By:   /s/    John B. Lester, Jr
     -----------------------------------------------------
John B. Lester, Jr. Director and Secretary of the Board WNC & Associates, Inc.

Date: May 6, 1997