Form 10-Q
period 1997-03-31
WNC HOUSING TAX CREDIT FUND III L P
filed 1997-06-20
CIK 875278

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1997

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
(714) 622-5565


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No X

Part I.  Financial Information

Item 1.  Financial Statements

         INDEX


                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED March 31, 1997




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

 Balance Sheets, March 31, 1997 and December 31, 1996........................3

 Statement of Operations
   For the nine and three months ended March 31, 1997 and 1996...............4

 Statement of Partners' Equity
   For the three months ended March 31, 1997 and 1996........................5

 Statement of Cash Flows
   For the three months ended March 31, 1997 and 1996........................6

 Notes to Financial Statements...............................................7


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................................11


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K....................................14

Signatures..................................................................15

FINANCIAL STATEMENTS

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                      (A California Limited Partnership)

                                 BALANCE SHEETS
                     March 31, 1997 and December 31, 1996

                                             1997                     1996
                                             ----                     ----

                                   ASSETS

Cash and cash equivalents           $         459,654        $         448,311

 Investment in limited
  partnerships - Note 2                     6,852,529                7,221,643
 Other assets
                                                    -                      531
                                           ----------               ----------

                                    $       7,312,183         $      7,670,485
                                           ==========               ==========


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Payable to limited partnerships
  -Note 4                            $         50,818         $         50,818
 Accrued fees and expenses due to
   general partner and affiliates - Note 3    826,213                  750,497
                                           ----------               ----------
                                              877,031                  801,315
                                           ----------               ----------
Partners' equity (deficit):
 General partner                               23,830                   28,170
 Limited partners (15,000 units
 issued and outstanding)                    6,411,322                6,841,000
                                           ----------               ----------

Total partners' equity                      6,435,152                6,869,170
                                           ----------               ----------

                                     $      7,312,183         $      7,670,485
                                           ==========               ==========


                                   UNAUDITED
                 See Accompanying Notes to Financial Statements

                   WNC HOUSING TAX CREDIT FUND III, L.P.
                     (A California Limited Partnership)

                         STATEMENT OF OPERATIONS
            For the Three Months Ended March 31, 1997 and 1996

                                                   1997               1996
                                                   ----               ----

        Interest income                 $           3,249     $          4,103
                                                 --------             --------

        Operating expenses:
        Amortization                               11,812               11,794
        Asset management fees (Note 3)             74,868               74,869
        Legal and accounting                        2,000                2,000
        Other                                       1,087                3,969
                                                ---------            ---------
        Total operating expenses                   89,767               92,632
                                                ---------            ---------
        Loss from operations                      (86,518)             (88,529)

        Equity in loss from
         limited partnerships                    (347,500)            (328,000)
                                                ---------            ---------

        Net loss                        $        (434,018)      $     (416,529)
                                                =========            =========

        Net loss allocated to:
          General partner                          (4,340)              (4,165)
                                                =========            =========

       Limited partners                          (429,678)            (412,364)
                                                =========            =========

        Net loss per limited
         partner units (15,000 units
         issued and outstanding)        $             (29)      $          (27)
                                                =========            =========




                               UNAUDITED
               See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' EQUITY

              For the Three Months Ended March 31, 1997 and 1996


For the Three Months Ended March 31, 1997
-----------------------------------------

                                           General       Limited
                                           Partner       Partner         Total
                                           -------       -------         -----

Equity (deficit), December 31, 1996     $   28,170  $  6,841,000   $ 6,869,170


Net loss for the three months ended
 March 31, 1997                             (4,340)     (429,678)     (434,018)
                                          --------    ----------    ----------

Equity (deficit), March 31, 1997         $  23,830  $  6,411,322  $  6,435,152
                                          ========    ==========    ==========

For the Three Months Ended March 31, 1996
-----------------------------------------

                                           General       Limited
                                           Partner       Partner         Total
                                           -------       -------         -----

Equity (deficit), December 31, 1995      $  46,488  $  8,654,521  $  8,701,009


Net loss for the three months ended
 March 31, 1996                             (4,165)     (412,364)     (416,529)
                                          --------    ----------    ----------

Equity (deficit), March 31, 1996        $   42,323  $  8,242,157  $  8,284,480
                                          ========    ==========    ==========




                              UNAUDITED
             See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND III, L.P.
                  (A California Limited Partnership)

                    STATEMENT  OF  CASH  FLOWS
         For  the Three Months Ended March 31, 1997 and 1996

                                                    1997                1996
                                                    ----                ----
Cash flows provided by (used in)
 operating activities:

 Net loss                                      $  (434,018)     $     (416,529)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
   Equity in loss of limited partnerships          347,500             328,000
   Amortization                                     11,812              11,794
   Accrued asset management fee                     74,868              74,869
   Change in other assets                              531
  Accrued  expense due to
   general partner and affiliates                      848             (14,382)
                                                ----------           ---------
     Net cash provided by (used in)
     operating activities                            1,541             (16,248)
                                                ----------           ---------

Cash flows used by investing activities:
     Investment in limited partnerships                  -             (25,935)
     Distribution from limited partnerships          9,802               6,017
                                                ----------           ---------
Cash flows used by investing activities:             9,802             (19,918)
                                                ----------           ---------

Net decrease in cash and cash equivalents           11,343             (36,166)

Cash and cash equivalents, beginning of period     448,311             519,652
                                                ----------           ---------
Cash and cash equivalent, end of period        $   459,654     $       483,486
                                                ==========           =========



                               UNAUDITED
              See Accompanying Notes to Financial Statements

                       WNC HOUSING TAX CREDIT FUND III, L.P.
                        (A California Limited Partnership)

                        STATEMENT OF CASH FLOWS (CONTINUED)
                For the Three Months Ended March 31, 1997 and 1996


Supplemental disclosure of noncash financing and investing activity

Three months ended March 31, 1996

During the three months ended March 31, 1996, the Partnership's Payables to Limited Partnerships (in connection with its investments in limited partnerships) decreased by $108,902 due to various price adjuster provisions in the respective limited partnership agreements.


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

                 See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Partnership's Annual Report for the year ended December 31, 1996. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and the results of operations and changes in cash flows for the three months then ended.

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

The Partnership considers all bank certificates of deposit with an original maturity of three months or less to be cash equivalents.
                                    8

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS

At March 31, 1997, the Partnership had acquired limited partnership interests in
forty-eight   limited   partnerships  which  own  and  operate  fifty  apartment
complexes. All of these have completed construction as of March 31, 1997.

The Partnership, as a limited partner, is a 99% owner and is entitled to 99% of the operating profits and losses of the limited partnerships.

Following is a summary of the components of the Partnership's investment in limited partnerships as of March 31, 1997 and December 31, 1996:

                                                1997                   1996
                                                ----                   ----
  Investment balance,
    beginning of period                   $   7,221,643     $        8,840,410
  Investment in limited partnerships
                                                      -                      -
  Increase in acquisition fees and costs                                 2,100
  Equity in loss of limited
    partnership                                (347,500)            (1,406,638)
  Distributions                                  (9,802)               (25,629)
  Tax credit adjustments                                              (141,424)
  Amortization of capitalized
    acquisition costs                           (11,812)               (47,176)
                                             ----------             ----------
  Investment balance,
    end of period                         $   6,852,529      $       7,221,643
                                             ==========             ==========

Selected operating information from the combined financial statements of the limited partnerships for the three months ended March 31, 1997 and 1996 are as follows:
                                                1997                  1996
                                                ----                  ----

  Total revenue                       $        1,567,500     $       1,470,000
                                              ----------            ----------

  Interest expense                               475,800               469,000
  Depreciation                                   493,400               489,000
  Operating expenses                             949,400               844,000
                                              ----------            ----------
  Total expenses                               1,918,600             1,802,000
                                              ----------            ----------
  Net loss                            $         (351,100)    $        (332,000)
                                              ==========            ==========
  Net loss allocable to the
   Partnership                        $         (347,500)    $       ($328,000)
                                               ==========            ==========

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for an annual management fee equal to .5% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the permanent financing) of the limited partnerships. Fees of $74,868 and $74,869 were incurred for the three months ended March 31, 1997 and 1996, respectively.

Accrued fees and advances due to affiliates of General Partner consist of the following at March 31, 1997 and December 31, 1996:

                                                1997                  1996
                                                ----                  ----

 Advances made for expenses             $       2,675        $           2,541
 Asset management fees                        673,393                  513,786
                                             --------                 --------
                                        $     676,068        $         516,327
                                             ========                 ========


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

As of March 31, 1997, the Partnership has received subscriptions for 15,000 units consisting of cash of $15,000,000. The Partnership's primary source of capital has been the proceeds from its offering.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net increase in cash and cash equivalents of approximately $11,300 for the three months ended March 31, 1997. This increase in cash was attributable to the Partnership's operating and investing activities, primarily the distributions from limited partnerships. No cash was provided by financing activities during the three months ended March 31, 1997. All funds due from investors had been received as of March 31, 1997. Cash provided by and used by the Partnership's operating activities was minimal compared to the Partnership's other activities and consisted primarily of interest received on cash deposits and payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

As of March 31, 1997, the Partnership had made capital contributions to local limited partnerships in the amount of approximately $10,858,000.

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

  Results of Operations

As of March 31, 1997 the Partnership had acquired 48 limited partnership interests. Each of the 50 apartment complexes owned by such limited partnerships receives or is expected to receive government assistance and each of them has received a reservation for federal low income housing credits.

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

As reflected on its Statements of Operations, the Partnership has a loss of approximately $434,000 the three months ended March 31, 1997. The components items of revenue and expense are discussed below.

Revenue - Partnership revenues consisted of miscellaneous income from collection of a loan written off in 1994 and interest earned on investor promissory note and on cash deposits held in financial institutions (i) as reserves, or (ii) pending investment in limited partnerships. Interest revenue in future years will be a function of prevailing interest rates and the amount of cash balances.

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

1.  None..


         No reports on Form 8-K were filed during the quarter ended March 31, 1997.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND III, L.P.

By    WNC Tax Credit Partners, L.P.,  General Partner

By    WNC & ASSOCIATES, INC., General Partner



By:   /s/John B. Lester, Jr.
     ---------------------------------------------------
John B. Lester, Jr., President

Date: June 19, 1997

By:  /s/Theodore M. Paul
     -----------------------------------------------------
Theodore M. Paul,  Vice President-Finance

Date: June 19, 1997