Form 10-Q
period 1997-06-30
WNC HOUSING TAX CREDIT FUND III L P
filed 1997-08-12
CIK 875278

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                       FOR THE QUARTER ENDED JUNE 30, 1997




PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

  Balance Sheets, June 30, 1997 and December 31, 1996........................3

  Statement of Operations
       For the three months and six months ended June 30, 1997 and 1996......4

  Statement of Partners' Equity
       For the six months ended June 30, 1997 and 1996.......................5

  Statement of Cash Flows
       For the six months ended June 30, 1997 and 1996.......................6

  Notes to Financial Statements..............................................8

 Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations........................................11


PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K................................14

     Signatures..............................................................15

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                        (A California Limited Partnership)

                                 BALANCE SHEETS
                      June 30, 1997 and December 31, 1996

                                        1997                     1996
                                        ---                     ----

                                     ASSETS

Cash and cash equivalents           $        455,755        $          448,311

Accrued interest                                 126

 Investment in limited
  partnerships - Note 2                    6,485,908                 7,221,643

 Other assets                                      -                       531
                                           ---------                 ---------
                                     $     6,941,789         $       7,670,485
                                          ==========                ==========


                                    LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Payable to limited partnerships
     - Note 4                        $        50,818         $          50,818
 Accrued fees and expenses due to
   general partner and affiliates
     - Note 3                                898,592                   750,497
                                          ----------                ----------
                                             949,410                   801,315
                                          ----------                ----------
Partners' equity (deficit):
 General partner                              19,402                    28,170
 Limited partners (15,000 units
 issued and outstanding)                   5,972,977                 6,841,000
                                          ----------                ----------

Total partners' equity                     5,992,379                 6,869,170
                                          ----------                ----------

                                     $     6,941,789         $       7,670,485
                                          ==========                ==========


                                    UNAUDITED
                  See Accompanying Notes to Financial Statements

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                      (A California Limited Partnership)

                         STATEMENT  OF  OPERATIONS
           For the Three and Six Months Ended June 30, 1997 and 1996

                                         1997                    1996
                                         ----                    ----
                                   Three       Six         Three        Six
                                   Months      Months      Months       Months
                                   ------      ------      ------       ------

Interest income                 $   2,904  $    6,153   $   4,106   $    8,209
                                 --------    --------    --------    ---------

Operating expenses:
Amortization                       11,812      23,624      11,794       23,588
Asset management fees (Note 3)     74,866     149,734      74,869      149,738
Legal and accounting                4,975       6,975       7,650        7,650
Other                               6,524       7,611       6,194       12,163
                                 --------    --------    --------     --------

Total operating expenses           98,177     187,944     100,507      193,139
                                ---------    --------    --------     --------

Loss from operations              (95,273)   (181,791)    (96,401)    (184,930)

Equity in loss from
 limited partnerships            (347,500)   (695,000)   (320,000)    (648,000)
                                ----------   --------    --------     --------


Net loss                      $  (442,773) $ (876,791) $ (416,401)  $ (832,930)
                                =========    ========    ========     ========

Net loss allocated to:
  General partner             $    (4,428)     (8,768)     (4,164)      (8,329)
                                =========    ========    ========     ========

  Limited partners            $  (438,345)   (868,023)   (412,237)    (824,601)
                                =========    ========    ========     ========

Net loss per limited
 partner units (15,000 units
 issued and outstanding)      $       (29) $      (58)  $     (27)  $      (55)
                                =========   =========     =======     ========

                                   UNAUDITED
                 See Accompanying Notes to Financial Statements

                       WNC HOUSING TAX CREDIT FUND III, L.P.
                        (A California Limited Partnership)
                           STATEMENT OF PARTNERS' EQUITY

                  For the Six Months Ended June 30, 1997 and 1996



For the Six  Months Ended June 30, 1997
---------------------------------------
                                         General        Limited
                                         Partner        Partner       Total
                                         -------        -------       -----

Equity (deficit), December 31, 1996   $    28,170  $  6,841,000  $   6,869,170

Net loss for the six months ended
  June 30, 1996                            (8,768)     (868,023)      (876,791)
                                         --------    ----------     ----------

Equity (deficit), June 30, 1997       $    19,402  $  5,972,977  $   5,992,379
                                         ========    ==========     ==========





For the Six  Months Ended June 30, 1996
---------------------------------------
                                         General         Limited
                                         Partner         Partner      Total
                                         -------         -------      -----

Equity (deficit), December 31, 1995   $    46,488   $  8,654,521  $  8,701,009


Net loss for the six months ended
  June 30, 1996                            (8,329)      (824,601)     (832,930)
                                         --------      ---------    ----------

Equity (deficit), June 30, 1996        $   38,159   $  7,829,920  $  7,868,079
                                         ========      =========    ==========




                                     UNAUDITED
                  See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENT  OF CASH FLOWS
                 For the Six Months Ended June 30, 1997 and 1996

                                                    1997                1996
                                                    ----                ----
Cash flows used by operating activities:

 Net loss                                     $   (876,791)    $      (832,930)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
   Equity in loss of limited partnerships          695,000             648,000
   Amortization                                     23,624              23,588
   Accrued asset management fee                    149,734             134,739
   Change in other assets                              405
   Accrued  expense due to
   general partner and affiliates                   (1,639)             (2,542)
                                                 ---------           ---------

    Net cash used in operating activities           (9,667)            (29,145)
                                                 ---------           ---------

Cash flows provided by investing activities:
   Investment in limited partnerships                    -             (25,935)
   Distribution from limited partnerships           17,111              18,908
                                                 ---------           ---------

Cash flows provided by (used in)
 investing activities:                              17,111              (7,027)
                                                 ---------           ---------


Net increase (decrease) in cash
  and cash equivalents                               7,444             (36,172)

Cash and cash equivalents,
  beginning of period                               448,311            519,652
                                                 ----------         ----------

Cash and cash equivalent, end of period     $       455,755     $      483,480
                                                 ==========         ==========




                                      UNAUDITED
                 See Accompanying Notes to Financial Statements

                        WNC HOUSING TAX CREDIT FUND III, L.P.
                         (A California Limited Partnership)

                        STATEMENT OF CASH FLOWS (CONTINUED)

                   For the Six Months Ended June 30, 1997 and 1996


Supplemental disclosure of noncash financing and investing activity
-------------------------------------------------------------------

Six months ended June 30, 1996
During the six months ended June 30, 1996, the Partnership's Payables to Limited Partnerships (in connection with its investments in limited partnerships) decreased by $125,466 due to various price adjuster provisions in the respective limited partnership agreements.


-------------------------------------------------------------------------------



















                                    UNAUDITED

                 See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

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

In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and the results of operations and changes in cash flows for the six months then ended.

Organization
------------

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

The Partnership considers all bank certificates of deposit with an original maturity of three months or less to be cash equivalents.
                                    8

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

At June 30, 1997, the Partnership had acquired limited partnership  interests in
forty-eight   limited   partnerships  which  own  and  operate  fifty  apartment
complexes. All of these have completed construction as of June 30, 1997.

The Partnership, as a limited partner, is a 99% owner and is entitled to 99% of the operating profits and losses of the limited partnerships.

Following is a summary of the components of the Partnership's investment in limited partnerships as of June 30, 1997 and December 31,
1996:
                                             1997                     1996
                                             ----                     ----
  Investment balance,
    beginning of period                  $   7,221,643     $         8,840,410
  Investment in limited partnerships                 -                       -
  Increase in acquisition fees and costs                                 2,100
  Equity in loss of limited
    partnership                               (695,000)             (1,406,638)
  Distributions                                (17,111)                (25,629)
  Tax credit adjustments                                              (141,424)
  Amortization of capitalized
    acquisition costs                          (23,624)                (47,176)
                                            ----------              ----------
  Investment balance,
    end of period                        $   6,485,908      $        7,221,643
                                            ==========              ==========

Selected operating information from the combined financial statements of the limited partnerships for the six months ended June 30, 1997 and 1996 are as follows:

                                               1997                  1996
                                               ----                  ----

   Total revenue                         $   3,135,100       $       2,939,000
                                            ----------              ----------

   Interest expense                            951,600                 929,000
   Depreciation                                986,800                 977,000
   Operating expenses                        1,898,800               1,687,000
                                            ----------              ----------
   Total expenses                            3,837,200               3,593,000
                                            ----------              ----------
   Net loss                              $    (702,100)      $        (654,000)
                                            ==========              ==========
   Net loss allocable to the
     Partnership                         $    (695,000)      $        (648,240)
                                            ==========              ==========

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for an annual management fee equal to .5% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the permanent financing) of the limited partnerships. Fees of $74,868 and $74,869 were incurred for the six months ended June 30, 1997 and 1996, respectively.

Accrued fees and advances due to affiliates of General Partner consist of the following at June 30, 1997 and December 31, 1996:

                                               1997                  1996
                                               ----                  ----

  Advances from general partner       $         600            $         2,239
  Accrued asset management fees             897,992                    748,258
                                           --------                   --------
                                      $     898,592            $       750,497
                                           ========                   ========


NOTE 4 - CAPITAL CONTRIBUTIONS PAYABLE
--------------------------------------

Capital contributions payable represent amounts which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments, are generally due upon the limited partnership achieving certain operating benchmarks and are generally expected to be paid within two years of the Partnership's initial investment.


NOTE 5 - INCOME TAXES
---------------------

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

As of June 30, 1997, the Partnership has received subscriptions for 15,000 units consisting of cash of $15,000,000. The Partnership's primary source of capital has been the proceeds from its offering.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net increase in cash and cash equivalents of approximately $7,400 for the six months ended June 30, 1997. This increase in cash was attributable to the Partnership's operating and investing activities, primarily the distributions from limited partnerships. No cash was provided by financing activities during the six months ended June 30, 1997. All funds due from investors had been received as of June 30, 1997. Cash provided by and used by the Partnership's operating activities was minimal compared to the Partnership's other activities and consisted primarily of interest received on cash deposits and payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

As of June 30, 1997, the Partnership had made capital contributions to local limited partnerships in the amount of approximately $10,858,000.

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

Results of Operations

As of June 30, 1997 the Partnership had acquired 48 limited partnership interests. Each of the 50 apartment complexes owned by such limited partnerships receives or is expected to receive government assistance and each of them has received a reservation for federal low income housing credits.

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

As reflected on its Statements of Operations, the Partnership has a loss of approximately $877,800 the six months ended June 30, 1997. The components items of revenue and expense are discussed below.

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

1.  None..


         No reports on Form 8-K were filed during the quarter ended June 30, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND III, L.P.

By:   WNC Tax Credit Partners, L.P., General Partner

By:   WNC & ASSOCIATES, INC.,  General Partner

By:   /s/ John B. Lester, Jr.
-----------------------------------------------------
John B. Lester, Jr., President

Date: August 12, 1997

By:  /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul,  Vice President-Finance

Date: August 12, 1997