Form 10-Q
period 1997-09-30
WNC HOUSING TAX CREDIT FUND III L P
filed 1997-11-10
CIK 875278

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997




PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

  Balance Sheets, September 30, 1997 and December 31, 1996...................3

  Statement of Operations
       For the three months and nine months ended September 30, 1997 and 1996..............................................................4

  Statement of Partners' Equity
       For the nine months ended September 30, 1997 and 1996.................5

  Statement of Cash Flows
       For the nine months ended September 30, 1997 and 1996.................6

  Notes to Financial Statements..............................................8


 Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations..................................11


PART II. OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K....................................13

 Signatures..................................................................14

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                      (A California Limited Partnership)

                               BALANCE SHEETS
                   September 30, 1997 and December 31, 1996


                                            1997                     1996
                                            ----                     ----
                                   ASSETS

Cash and cash equivalents              $     331,002             $     448,311

 Investment in limited
  partnerships - Note 2                    6,185,176                 7,221,643

 Other assets                                      -                       531
                                           ---------                 ---------
                                       $   6,516,178             $   7,670,485
                                           =========                 =========

                         LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Payable to limited partnerships
   - Note 4                            $      50,818             $      50,818
 Accrued fees and expenses due to
  general partner and affiliates
  - Note 3                                   848,988                   750,497
                                           ---------                  --------
                                             899,806                   801,315
                                           ---------                  --------
Partners' equity (deficit):
 General partner                              15,642                    28,170
 Limited partners (15,000 units
 issued and outstanding)                   5,600,730                 6,841,000
                                           ---------                 ---------

Total partners' equity                     5,616,372                 6,869,170
                                           ---------                 ---------

                                       $   6,516,178           $     7,670,485
                                           =========                 =========


                                      UNAUDITED
                   See Accompanying Notes to Financial Statements

                         WNC HOUSING TAX CREDIT FUND III, L.P.
                          (A California Limited Partnership)

                                STATEMENT  OF  OPERATIONS
         For the Three and Nine Months Ended September 30, 1997 and 1996

                                1997                            1996
                                ----                            ----

                             Three         Nine         Three         Nine
                             Months        Months       Months        Months

Interest income         $      2,841   $      8,994    $    3,755   $    11,964
                           ---------       --------      --------      --------

Operating expenses:
Amortization                  11,812         35,436        11,794        35,382
Asset management fees
 (Note 3)                     74,871        224,605        74,869       224,607
Legal and accounting           1,339          8,314             -         7,650
Other                          3,826         11,437         4,176        16,339
                               -----         ------         -----        ------
Total operating expenses      91,848        279,792        90,839       283,978
                           ---------     ----------      --------     ---------

Loss from operations         (89,007)      (270,798)      (87,084)     (272,014)

Equity in loss from
 limited partnerships       (287,000)      (982,000)     (324,000)     (972,000)
                          ----------     ----------      --------     ---------

Net loss               $    (376,007) $  (1,252,798)  $  (411,084) $ (1,244,014)
                          ==========      =========      ========     =========

Net loss allocated to:
  General partner      $      (3,760)       (12,528)       (4,111)      (12,440)
                          ==========      =========      ========     =========

  Limited partners     $    (372,247)    (1,240,270)     (406,973)   (1,231,574)
                          ==========      =========      ========     =========

Net loss per limited
 partner units (15,000 units
 issued and outstanding)$        (25)  $        (83)   $      (27)  $       (82)
                          ==========      =========      ========     =========

                                        UNAUDITED
                   See Accompanying Notes to Financial Statements

                        WNC HOUSING TAX CREDIT FUND III, L.P.
                         (A California Limited Partnership)
                           STATEMENT OF PARTNERS' EQUITY

               For the Nine Months Ended September 30, 1997 and 1996



For the Nine Months Ended September 30, 1997
--------------------------------------------

                                        General       Limited
                                        Partner       Partner        Total
                                        -------       -------        -----

Equity (deficit), December 31, 1996 $     28,170  $   6,841,000  $   6,869,170

Net loss for the nine months ended
  September 30, 1996                     (12,528)    (1,240,270)    (1,252,798)
                                      ----------      ---------      ---------
Equity (deficit), September 30, 1997 $    15,642  $   5,600,730  $   5,616,372
                                      ==========      =========      =========




For the Nine Months Ended September 30, 1996
---------------------------------------------

                                        General        Limited
                                        Partner        Partner        Total
                                        -------        -------        -----

Equity (deficit), December 31, 1995  $   46,488   $   8,654,521  $   8,701,009

Net loss for the nine months ended
  September 30, 1996                    (12,440)     (1,231,574)    (1,244,014)
                                      ---------       ---------      ---------

Equity (deficit), September 30, 1996 $   34,048   $   7,422,947  $   7,456,995
                                      =========       =========      =========





                                      UNAUDITED
                 See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENT OF CASH FLOWS
               For the Nine Months Ended September 30, 1997 and 1996

                                                      1997             1996
                                                      ----             ----
Cash flows used by operating activities:

 Net loss                                    $    (1,252,798)   $   (1,244,014)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
   Equity in loss of limited partnerships            982,000           972,000
   Amortization                                       35,436            35,382
   Accrued asset management fee                       99,606           159,608
   (Increase) decrease in other assets                   531            (1,805)
   Increase (decrease) in accrued  expense due to
   general partner and affiliates                     (1,115)              133
                                                   ---------          --------

     Net cash used in operating activities          (136,340)          (78,696)
                                                   ---------          --------

Cash flows used by investing activities:
     Investment in limited partnerships                    -           (20,938)
     Distribution from limited partnerships           19,031            19,708
                                                   ---------          --------
Cash flows provided by (used in)
 investing activities:                                19,031            (1,230)
                                                   ---------          --------


Net decrease in cash and cash equivalents           (117,309)          (79,926)

Cash and cash equivalents, beginning of period       448,311           519,652
                                                   ---------          --------

Cash and cash equivalent, end of period        $     331,002     $     439,726
                                                   =========          ========



                                   UNAUDITED
                 See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                       STATEMENT OF CASH FLOWS (CONTINUED)

              For the Nine Months Ended September 30, 1997 and 1996


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

In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and the results of operations and changes in cash flows for the nine months then ended.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

At September 30, 1997, the Partnership had acquired limited partnership interests in forty-eight limited partnerships which own and operate fifty apartment complexes. All of these have completed construction as of September 30, 1997.

The Partnership, as a limited partner, is a 99% owner and is entitled to 99% of the operating profits and losses of the limited partnerships.

Equity in losses of limited partnerships is recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the limited partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended. At September 30, 1997 four of the limited partnership investment accounts have reached a zero balance and losses for those partnerships are not recognized.

Following is a summary of the components of the Partnership's investment in limited partnerships as of September 30, 1997 and December 31, 1996:

                                                    1997                 1996
                                                    ----                 ----
  Investment balance, beginning of period       $  7,221,643       $  8,840,410
  Increase in acquisition fees and costs                                  2,100
  Equity in loss of limited partnership             (982,000)        (1,406,638)
  Distributions                                      (19,031)           (25,629)
  Tax credit adjustments                                               (141,424)
  Amortization of capitalized acquisition costs      (35,436)           (47,176)
                                                  ----------          ---------
  Investment balance, end of period             $  6,185,176        $ 7,221,643
                                                  ==========          =========

Selected operating information from the combined financial statements of the limited partnerships for the nine months ended September 30, 1997 and 1996 are as follows:
                                                   1997                   1996
                                                   ----                   ----
     Total revenue                           $  4,702,600      $      4,409,000
                                                ---------             ---------
     Interest expense                           1,427,400             1,394,000
     Depreciation                               1,480,100             1,466,000
     Operating expenses                         2,848,200             2,531,000
                                                ---------             ---------
     Total expenses                             5,755,700             5,391,000
                                                ---------             ---------
     Net loss                                $ (1,053,100)     $       (982,000)
                                                =========             =========
     Net loss allocable to the Partnership   $ (1,042,600)     $       (972,000)
                                                =========             =========
     Net loss recognized by the
       Partnership                           $   (982,000)     $       (972,000)
                                                =========             =========

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for an annual management fee equal to .5% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the permanent financing) of the limited partnerships. Fees of $74,868 and $74,869 were incurred for the nine months ended September 30, 1997 and 1996, respectively.

Accrued fees and advances due to affiliates of General Partner consist of the following at September 30, 1997 and December 31, 1996:

                                                 1997                  1996
                                                 ----                  ----

    Advances from general partner          $     1,124        $          2,239
    Accrued asset management fees              847,864                 748,258
                                               -------                 -------
                                           $   848,988        $        750,497
                                               =======                 =======


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

As of September 30, 1997, the Partnership has received subscriptions for 15,000 units consisting of cash of $15,000,000. The Partnership's primary source of capital has been the proceeds from its offering.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $117,000 for the nine months ended September 30, 1997. This decrease in cash was attributable to the cash used in the Partnership's operating activities and cash provided by investing activities of approximately $(136,000) and $19,000, respectively. The cash provided by investing activities consisted entirely of the distributions from limited partnerships. The cash used by operating activities consisted primarily of interest received on cash deposits and payments for operating fees and expenses, including $125,000 of accrued asset management fees. No cash was provided by financing activities during the nine months ended September 30, 1997. All funds due from investors had been received as of September 30, 1997. The major components of all these activities are discussed in greater detail below.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $80,000 for the nine months ended September 30, 1996. This decrease in cash was attributable to the Partnership's operating and investing activities, primarily the payments to and distributions from limited partnerships. No cash was provided by financing activities during the nine months ended September 30, 1997. All funds due from investors had been received as of September 30, 1997. Cash provided by and used by the Partnership's operating activities was minimal compared to the Partnership's other activities and consisted primarily of interest received on cash deposits and payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

As of September 30, 1997, the Partnership had made capital contributions to local limited partnerships in the amount of approximately $10,858,000.

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

  Results of Operations

As of September 30, 1997 the Partnership had acquired 48 limited partnership interests. Each of the 50 apartment complexes owned by such limited partnerships receives government assistance and each of them has received a reservation for federal low income housing credits.

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

As reflected on its  Statements of  Operations,  the  Partnership  has a loss of
approximately   $1,253,000  the  nine  months  ended  September  30,  1997.  The components items of revenue and expense are discussed below.

Revenue - Partnership revenues consisted of interest earned on cash deposits held in financial institutions (i) as reserves, or (ii) pending investment in limited partnerships. Interest revenue in future years will be a function of prevailing interest rates and the amount of cash balances.

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



Part II.  Other Information

Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

1.  None..


         No reports on Form 8-K were filed during the quarter ended September 30, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND III, L.P.

By:  WNC Tax Credit Partners, L.P., General Partner


By:  WNC & ASSOCIATES, INC.         General Partner


By:   /s/ John B. Lester, Jr.
-----------------------------------------------------
John B. Lester, Jr.        President

Date: November 7, 1997

By:   /s/ Theodore M. Paul
 -----------------------------------------------------
Theodore M. Paul  Vice President-Finance

Date: November 7, 1997