Form 10-K
period 1997-12-31
WNC HOUSING TAX CREDIT FUND III L P
filed 1998-04-15
CIK 875278

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1997

                                       OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-21494


                      WNC HOUSING TAX CREDIT FUND III, L.P.

State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)

California                                                   33-0463432

              3158 Redhill Avenue, Suite 120, Costa Mesa, CA 92626

                                                  (714) 662-556
           Securities registered pursuant to Section 12(b) of the Act:

Title of Securities                                Exchanges on which Registered

NONE                                                         NOT APPLICABLE



           Securities registered pursuant to section 12(g) of the Act:

NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x



                       DOCUMENTS INCORPORATED BY REFERENCE

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

         ITEM 1.  BUSINESS:

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

The general partner of the Partnership is WNC Tax Credits Partners, L.P. ("TCP" or the "General Partner"). The general partners of TCP are WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper, Sr. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns just less than 70% of the outstanding stock of Associates. John B. Lester, Jr. is the original limited partners of the Partnership and owns, through the Lester Family Trust, just less than 30% of Associates. The business of the Partnership is conducted primarily through Associates as neither TCP nor the Partnership has employees of its own.

On January 2, 1992, the Partnership commenced a public offering of 15,000 Units of Limited Partnership Interest ("Units"), at a price of $1,000 per Unit. As of December 31, 1997, a total of 15,000 Units representing $15,000,000 had been sold. Holders of Units are referred to herein as "Limited Partners."

Description of Business

The Partnership's principal business is to invest as a limited partner in Local Limited Partnerships which will own and operate an apartment complex ("Apartment Complex") which will qualify for the Low Income Housing Credit. In general, under Section 42, an owner of a low-income housing project is entitled to receive the Low Income Housing Credit in each year of a ten-year period (the "Credit Period"). The Apartment Complex is subject to a fifteen-year compliance period (the "Compliance Period").

In general, in order to avoid recapture of Tax Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by a Local Limited Partnership of any Apartment Complex prior to the end of the applicable 15 year Compliance Period. Because of (i) the nature of the Apartment Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more year in the future, and (iii) the inability of the Partnership to directly cause the sale of Apartment Complexes by the general partner of the respective Local Limited Partnerships ("Local General Partners"), but generally only to require such Local General Partners to use their respective best efforts to find a purchaser for the Apartment Complexes, it is not possible at this time to predict whether the liquidation of substantially all of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership Agreement will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell an Apartment Complex, it is anticipated that the Local General Partner will either continue to operate such Apartment Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. In addition, circumstances beyond the control of the General Partner may occur during the Compliance Period which would require the Partnership to approve the disposition of an Apartment Complex prior to the end thereof.

 As of December 31, 1997, HTCF III had invested in 48 Local Limited Partnerships. One Local Limited Partnership owns three Apartment Complexes and each of the remaining Local Limited Partnerships own one Apartment Complex that is or is expected to be eligible for the Low Income Housing Credit. All of the Local Limited Partnerships also benefit from government programs promoting low or moderate income housing.

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of multifamily residential real estate. Some of these risks are that neither the Partnership's investments nor the Apartment Complexes owned by Local Limited Partnerships will be readily marketable. Additionally, there can be no assurance that the Partnership will be able to dispose of its interests in Local Limited Partnerships at the end of the Compliance Period. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Apartment Complexes and the Partnership. The Apartment Complexes will be subject to loss through foreclosure. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards which might be uninsurable. Because the Partnership's ability to control its operations will depend on these and other factors beyond the control of the General Partners and the general partners of the Local Limited Partnerships, there can be no assurance that Partnership operations will be profitable or that the anticipated Low Income Housing Credits will be available to Limited Partners.

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

As of December 31, 1997, all of the Apartment Complexes were completed and in operation The Apartment Complexes owned by the Local Limited Partnerships in which HTCF III has invested were developed by the general partners of the respective Local Limited Partnerships ("Local General Partners") who acquired the sites and applied for applicable mortgages and subsidies. HTCF III became the principal limited partner in these Local Limited Partnerships pursuant to arm's-length negotiations with the Local General Partners. As a limited partner, HTCF III's liability for obligations of the Local Limited Partnership is limited to its investment. The Local General Partner of the Local Limited Partnership retains responsibility for developing, constructing, maintaining, operating and managing the Apartment Complex.

The following is a schedule of the status as of December 31, 1997, of the Apartment Complexes owned by Local Limited Partnerships in which HTCF III was a limited partner as of December 31, 1997.


               SCHEDULE OF PROJECTS OWNED BY Limited Partnerships
                       IN WHICH HTCF III HAS AN INVESTMENT
                             AS OF DECEMBER 31, 1997

                                                                 No. of Units                             Percentage of
                 Name & Location                     Units        Completed           Units Occupied        Total Units
                 ---------------                     -----        ---------           --------------        -----------

Beaumont Elderly Housing                               30             30                   29                  98%
  Beaumont, Mississippi
Brownfield Seniors Community                           24             24                   24                  100%
  Brownfield, Texas
Buffalo Apartments                                     24             24                   21                  88%
  Buffalo, Texas
Cambridge Court Associates                             39             39                   39                  100%
  Grottoes, Virginia
Candleridge Apts. of Bondurant, L.P.                   23             23                   23                  100%
  Bondurant, Iowa
Candleridge Apts. of Waukee, L.P.                      23             23                   23                  100%
  Waukee, Iowa
Carlinville Associates                                 20             20                   17                  85%
  Carlinville, Illinois
Cherokee Housing, Ltd.                                 19             19                   19                  100%
  Cedar Bluff, Alabama
Chester Associates I                                   24             24                   23                   96%
  Chester, Illinois
Clinton Terrace Apartments, Ltd.                       24             24                   24                  100%
  Albany, Kentucky
Coffeeville Housing, Ltd.                              19             19                   15                   79%
  Coffeeville, Alabama
Coosa Co. Housing, Ltd.                                19             19                   18                   95%
  Rockford, Alabama
Crockett Manor, Ltd.                                   40             40                   39                  98%
  Crockett, Texas
Crockett Manor Snr. Citizens Cmplx, Ltd.               36             36                   36                  100%
  Crockett, Texas
Delta Manor, L.P.                                      36             36                   35                   97%
  Techula, Mississippi
Eupora Apartments, L.P.                                36             36                   36                  100%
  Eupora, Mississippi
Fairview Village Limited Partnership                   20             20                   20                  100%
  Carroll, Iowa
Fox Lake Manor, L.P.                                   12             12                   12                  100%
  Fox Lake, Wisconsin
Ft. Deposit Housing, Ltd.                              23             23                   21                  91%
  Fort Deposit, Alabama
Gulf Coast Apartments, L.P.                            59             59                   58                  98%
  Gulfport, Mississippi
Gulf Coast Apts. of Long Beach                         60             60                   54                  90%
  Long Beach, Mississippi
HOI Limited Partnership of Benson                      50             50                   48                  96%
  Benson, North Carolina
HOI Limited Partnership of Dallas,                     60             60                   52                  87%
  Dallas, North Carolina
HOI Limited Partnership of Dunn,                       34             34                   34                  100%
  Dunn, North Carolina


HOI Limited Partnership of Kings Mtn.                  46             46                   45                  97%
  Kings Mountain, North Carolina
HOI Limited Partnership of Lee                         78             78                   69                  88%
  Sanford, North Carolina
HOI Limited Partnership of Sanford                     50             50                   47                  94%
  Sanford, North Carolina
HOI of Limited Partnership Selma                       58             58                   55                  95%
  Selma, North Carolina
Heritage Colonial Homes                                20             20                   20                  100%
  Blackshear, Georgia
Killbuck Limited Partnership                           24             24                   24                  100%
  Killbuck, Ohio
Lake Ridge Apts                                        44             44                   44                  100%
  Tiptonville, Tennessee
Levelland Manor, L.P                                   36             36                   36                  100%
  Levelland, Texas
Logan Park                                             50             50                   50                  100%
  Caldwell, Idaho
Meadow Run Associates                                  43             43                   43                  100%
  Gordonsville, Virginia
Oakdale Senior Housing L. P.                           80             80                   80                  100%
  Oakdale, California
Orange Beach                                           30             30                   28                   94%
  Orange Beach, Alabama
Parks I Limited Partnership                            39             39                   39                  100%
  Roanoke, Virginia
Post Manor, L.P.                                       24             24                   24                  92%
  Post, Texas
Red Bud Associates I                                   20             20                   20                  100%
  Red Bud, Illinois
Steeleville Associates I                               16             16                   14                   88%
  Steeleville, Illinois
Tanglewood Limited Partnership                         36             36                   34                  95%
  Frankfurt, Ohio
Village Lane Properties                                36             36                   36                  100%
  Fort Smith, Arkansas
Whitted Forest                                         35             35                   30                  86%
  Hillsborough, North Carolina
Wilcam                                                 19             19                   16                  84%
  Wilcox County, Alabama
Wills Point Manor, L.P.                                24             24                   23                  96%
  Wills Point, Texas
Windemere Associates Ltd. Partnership                  38             38                   38                  100%
  Lexington, Virginia
Woodland Apartments, L.P.                              48             48                   46                  96%
  Mt. Pleasant, Texas
Woodview Limited Partnership                           12             12                   12                  100%
  Chillicothe, Illinois
Woodview Limited Partnership                           24             24                   24                  100%
  Glasford, Illinois
                                                    -------      ------------        ---------------       -----------



Item 2.  Properties

Through its investment in Local Limited Partnerships the Partnership holds an interest in Apartment Complexes. See Item 1 for information pertaining to these Apartment Complexes.


Item 3.  Legal Proceedings

NONE.

Item 4.  Submission of Matters to a Vote of Security Holders

NONE.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Item 5a.
(a) The Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit. Units can be assigned only if certain requirements in HTCF III's Agreement of Limited Partnership ("Partnership Agreement") are satisfied.

(b) At December 31, 1997, there were 1,020 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. The Limited Partners received $157 and $157 federal Low Income Housing Credits per Unit for the years 1997 and 1996, respectively.

Item 6.  Selected Financial Data


                                      1997             1996              1995              1994              1993
                                      ----             ----              ----              ----              ----

Revenues                              $11,158          $16,756           $57,741           $87,521          $137,116

Partnership operating
expenses                              367,813          441,957           361,586           358,858           144,532

Equity in loss of
Local Limited Partnerships
                                   (1,230,014)      (1,406,638)       (1,312,450)       (1,323,487)         (779,251)
                                   -----------       ---------         ---------        ----------          --------

Net loss                          $(1,586,669)     $(1,831,839)      $(1,616,295)      $(1,594,824)        $(786,667)
                                   ==========       ==========        ==========        ==========          ========

Net loss per Limited
Partnership Interest                    $(105)           $(121)            $(107)            $(105)             $(68)
                                        =====            ====              ====              =====              ===

Total assets                       $6,256,718       $7,670,485        $9,377.066       $11,181,316       $14,210,374
                                  ===========        =========         =========       ===========       ===========

Net investment in
Local Limited Partnerships
                                   $5,923,350       $7,221,643        $8,840,410        $9,933,747        $9,279,446
                                    =========        =========         =========        ==========        ==========

Capital contributions
payable to Local Limited
Partnerships                          $50,818          $50,818          $159,730          $634,968        $2,226,811
                                       ======           ======           =======          ========        ==========


Accrued fees and expenses
due to affiliates                    $923,399         $750,497          $516,327          $229,044           $71,435
                                      =======          =======           =======          ========           =======



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Liquidity and Capital Resources
-------------------------------

Since inception, the Partnership has received $15,000,000 in cash from the sale ofUnits. Substantially all of the $15,000,000 has been committed to the purchase price and acquisition fees and costs of investments in Local Limited Partnerships, reserves and expenses of the offering. Although not presently the case, the Partnership previously had identified its investments in advance of receipt of sufficient cash capital to fund the investments. As of December 31, 1997, the Partnership had made capital contributions to Local Limited Partnerships in the amount of approximately $10,857,000, and had commitments for additional capital contributions of approximately $51,000.

The Partnership was indebted to an affiliate of the General Partner in the amount of approximately $923,400 and $750,500 at December 31, 1997 and 1996, respectively. The component items of such indebtedness are as follows: accrued management fees of approximately $922,700 and $748,300, advances for operating expenses of approximately $700 and $2,200 for 1997 and 1996, respectively.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $115,000. for the period ended December 31, 1997. This decrease in cash consisted of cash from investing activities and cash used in operations for the Partnership of approximately $21,000 and $(136,000), respectively. Cash provided from investing activities consisted of distributions from Local Limited Partnerships. Cash provided by operating activities consisted of interest income. Cash used in operating activities consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $71,300. for the period ended December 31, 1996. This decrease in cash consisted of cash provided by investing activities and cash used in operating activities of the Partnership of approximately $2,600 and $(73,900), respectively. Cash provided from investing activities consisted of distributions from Local Limited Partnerships less cash used in capital contributions to Local Limited Partnerships and acquisition costs. Cash provided by operating activities consisted of interest income. Cash used in operating activities consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below. .
 Prior to sale of the Apartment Complexes, it is not expected that any of the Local Limited Partnerships in which the Partnership has invested or will invest will generate cash sufficient to provide distributions to The Partnership of any material amount. Distributions to the Partnership would first by used to meet operating expenses of the Partnership, including the payment of the Asset Management Fee to the General Partner. See Item 11 hereof. As a result, it is not anticipated that the Partnership will provide distributions to the Limited Partners prior to the same of the Apartment Complexes.

The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Limited Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner. Nevertheless, the General Partner anticipates that capital raised from the sale of the Limited Partnership Interests is sufficient to fund the Partnership's operations.

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

Results of Operations
---------------------

As of December 31, 1997, the Partnership had acquired in 48 Local Limited Partnership Interests. Each of the 50 Apartment Complexes owned by the 48 Local Limited Partnerships receives or is expected to receive Government Assistance and each of them has received a reservation for Low Income Housing Credits. As of December 31, 1996 all 50 of the Apartment Complexes had commenced operations.

As reflected on its Statements of Operations, the Partnership had losses of approximately, $1,586,700, $1,831,800 and $1,616,300 for the years ended December 31, 1997, 1996, and 1995, respectively. The component items of revenue and expense are discussed below.

Revenue. Partnership revenues consist of recovery of bad debt write off (1995 only), and interest earned on cash deposits held in financial institutions (i) as Reserves, or (ii) pending investment in Local Limited Partnerships. Interest revenue in future years will be a function of prevailing interest rates and the amount of cash balances. It is anticipated that the Partnership will maintain cash Reserves in an amount not materially in excess of the minimum amount required by its Partnership agreement, which is 3% of capital contributions.

Expenses. The most significant component of operating expenses is expected to be the asset management fee. The asset management fee is equal to 0.5% of invested assets of Local Limited Partnerships; accordingly, the amount to be incurred in the future is a function of the level of such invested assets (i.e., the sum of the Partnerships' capital contributions to the Limited Partnerships plus the Partnership's share of the debts related to the Apartment Complexes owned by such Limited Partnerships). The annual management fee incurred was $299,473, $299,473, and $293,476 for the years ended December 31, 1997, 1996, and 1995, respectively.

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

OMITTED

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

NONE

Item 10.  Directors and Executive Officers of the Registrant

Directors of Registrant
The Partnership has no directors or executive officers of its own. The following biographical information is presented for the directors and executive officers of Associates which has principal responsibility for the Partnership's affairs.

Directors and Executive Officers of WNC & Associates, Inc.
----------------------------------------------------------

The directors of Associates are Wilfred N. Cooper, Sr., who serves as Chairman of the Board, John B. Lester, Jr., David N. Shafer, Wilfred N. Cooper, Jr. and Kay L. Cooper. Substantially all of the shares of Associates are owned by Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, and John B. Lester, Jr., through the Lester Family Trust.

WILFRED N. COOPER, SR., age 67, has been the principal shareholder and a Director of WNC & ASSOCIATES, INC. since its organization in 1971, of SHELTER RESOURCE CORPORATION since its organization in 1981 and of WNC RESOURCES, INC. from its organization in 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991, serving as President of those companies until 1992 and as Chief Executive Officer since 1992, and has been a Director of WNC CAPITAL CORPORATION since its organization. He is also a general partner with WNC & ASSOCIATES, INC. in WNC FINANCIAL GROUP, L.P. and WNC TAX CREDIT PARTNERS, L.P. During 1970 and 1971 he was a principal of Creative Equity Development Corporation, a predecessor of WNC & ASSOCIATES, INC., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments. Previously, he had responsibility for new business development including factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the Executive Committee of the National Association of Home Builders (NAHB) and a past Chairman of the NAHB's Rural Housing Council, a Director of the National Housing Conference, a Director of the Affordable Housing Tax Credit Coalition, a past President of the California Council of Affordable Housing (CCAH) (formerly Rural Builders Council of California), and a past President of Southern California Chapter II of the Real Estate Syndication and Securities Institute (RESSI) of the National Association of Realtors (NAR). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

JOHN B. LESTER, JR., age 64, has been a shareholder, a Director and Secretary of WNC & ASSOCIATES, INC. since 1986, Executive Vice President from 1986 to 1992, and President and Chief Operating Officer since 1992, and has been a Director of WNC CAPITAL CORPORATION since its organization. He was a shareholder, Executive Vice President, Secretary and a Director of WNC RESOURCES, INC. from 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991. From 1973 to 1986 he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries which he co-founded in 1973. Mr. Lester is a former Director of the Los Angeles Chapter of the Associated General Contractors of California. His responsibilities at WNC & ASSOCIATES, INC. include property acquisitions and company operations. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

DAVID N. SHAFER, age 45, has been a Director of WNC & ASSOCIATES, INC. since 1997, a Senior Vice President since 1992, and General Counsel since 1990, and served as Asset Management Director from 1990 to 1992, and has been a Director and Secretary of WNC Management, Inc. since its organization. Previously he was employed as an associate attorney by the law firms of Morinello, Barone, Holden & Nardulli from 1987 until 1990, Frye, Brandt & Lyster from 1986 to 1987 and Simon and Sheridan from 1984 to 1986. Mr. Shafer is a Director and President of CCAH, a member of NAHB's Rural Housing Council, a past President of Southern California Chapter II of RESSI, a past Director of the Council of Affordable and Rural Housing and Development and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

WILFRED N. COOPER, JR., age 35, has been employed by WNC & ASSOCIATES, INC. since 1988 and has been a Director since 1997 Executive Vice President since 1998, and a Senior Vice President since 1992. Mr. Cooper heads the Acquisition Originations department at WNC, has been President of, and a registered principal with, WNC CAPITAL CORPORATION, a member firm of the NASD, since its organization, and has been a Director of WNC Management Inc. since its organization. Previously, he was employed as a government affairs assistant by Honda North America from 1987 to 1988, and as a legal assistant with respect to Federal legislative and regulatory matters by the law firm of Schwartz, Woods and Miller from 1986 to 1987. Mr. Cooper is an alternate director and member of NAHB's Rural Housing Council and serves as Chairman of its Membership Committee. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

THEODORE M. PAUL, age 42, has been Vice President - Finance of WNC & ASSOCIATES, INC. since 1992 and Chief Financial Officer since 1990, and has been a Director and Chief Financial Officer of WNC Management Inc. since its organization. Previously, he was a Vice President and Chief Financial Officer of National Partnership Investments Corp., a sponsor and general partner of syndicated partnerships investing in affordable rental housing qualified for tax credits, from 1986 until 1990, and was employed as an associate by the accounting firms of Laventhol & Horwath, during 1985, and Mann & Pollack Accountants, from 1979 to 1984. Mr. Paul is a member of the California Society of Certified Public Accountants and the American Institute of Certified Public Accountants. His responsibilities at WNC & ASSOCIATES, INC. include supervision of investor partnership accounting and tax reporting matters and monitoring the financial condition of the Local Limited Partnerships in which the Partnership will invest. Mr. Paul graduated from the University of Illinois in 1978 with a Bachelor of Science degree and is a Certified Public Accountant in the State of California.

THOMAS J. RIHA, age 43, has been Vice President - Asset Management of WNC & ASSOCIATES, INC. since 1994, and has been a Director and Chief Executive Officer of WNC Management Inc. since its organization. He has more than 17 years' experience in commercial and multi-family real estate investment and management. Previously, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, from 1988 to 1994, last serving as Vice President - Operations. His responsibilities at WNC & ASSOCIATES, INC. include monitoring the operations and financial performance of, and regulatory compliance by, properties in the WNC portfolio. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant in the State of California and a member of the American Institute of Certified Public Accountants.

SY P. GARBAN, age 52, has 20 years' experience in the real estate securities and syndication industry. He has been associated with WNC & ASSOCIATES, INC., since 1989, serving as National Sales Director through 1992 and as Vice President - National Sales since 1992. Previously, he was employed as Executive Vice President by MRW, Inc., Newport Beach, California from 1980 to 1989, a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

CARL FARRINGTON, age 55, has been associated with WNC & ASSOCIATES, INC. since 1993, and has served as Director Originations since 1994. Mr. Farrington has more than 12 years' experience in finance and real estate acquisitions. Previously, he served as Acquisitions Director for The Arcand Company from 1991 to 1993, and as Treasurer and Director of Finance and Administrator for Polytron Corporation from 1988 to 1991. Mr. Farrington is a member and Director of the Council of Affordable and Rural Housing and Development. Mr. Farrington graduated from Yale University with a Bachelor of Arts degree in 1966 and from Dartmouth College with a Master of Business Administration in 1970.

DAVID TUREK, age 43, has been Director - Originations of WNC & ASSOCIATES, INC. since 1996. He has 23 years' experience in real estate finance and acquisitions. Previously, from 1995 to 1996 Mr. Turek served as a consultant for a national Low Income Housing Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Low Income Housing Credit properties, from 1992 to 1995 he served as Executive Vice President for Levcor, Inc., a multi-family development company, and from 1990 to 1992 he served as Vice President for the Paragon Group where he was responsible for Low Income
Housing Credit development activities. Mr. Turek graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

N. PAUL BUCKLAND, age 36, has been employed by WNC & ASSOCIATES, INC. since 1994 and currently serves as Vice President - Acquisitions. He has 11 years'
experience  in  analysis  pertaining  to the  development  of  multi-family  and commercial properties. Previously, from 1986 to 1994 he served on the development team of the Bixby Ranch which constructed more than 700 apartment units and more than one million square feet of "Class A" office space in California and neighboring states, and from 1984 to 1986 he served as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

MICHELE M. TAYLOR, age 43, has been employed by WNC & ASSOCIATES, INC. since 1986, serving as a paralegal and office manager, and currently is the Investor Services Director. Previously she was self-employed between 1982 and 1985 in non-financial services activities and from 1978 to 1981 she was employed as a paralegal by a law firm which specialized in real estate limited partnership transactions. Ms. Taylor graduated from the University of California, Irvine in 1976 with a Bachelor of Arts degree.

THERESA I. CHAMPANY, age 40, has been employed by WNC & ASSOCIATES, INC. since 1989 and currently is the Marketing Services Director and a registered principal with WNC CAPITAL CORPORATION. Previously, she was employed as Manager of Marketing Services by August Financial Corporation from 1986 to 1989 and as office manager and Assistant to the Vice President of Real Estate Syndications by McCombs Securities Co., Inc. from 1979 to 1986. Ms. Champany attended Manchester (Conn.) Community College from 1976 to 1978.

KAY L. COOPER, age 61, has been an officer and Director of WNC & ASSOCIATES, INC. since 1971 and of WNC RESOURCES, INC. from 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991. Mrs. Cooper has also been the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, since 1975. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Mrs. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Organization and Offering Expenses. The Partnership paid the General Partner or its affiliates as of December 31, 1997 $2,250,000, consisting of commissions and other fees and expenses of the Partnership's offering of Units of $1,125,000 and $1,125,000, respectively. Of the total paid to the General Partner or its affiliates, all of the amount of $2,250,000 was paid (reallowed) to unaffiliated persons participating in the Partnership's offering or rendering other services in connection with the Partnership's offering.

(b) Acquisition fees in an amount equal to 9% of the gross proceeds of the Partnership's offering ("Gross Proceeds"). Through December 31, 1997, the aggregate amount of acquisition fees of $1,350,000 have been paid to the General Partner or its affiliates.

(c) The Partnership reimbursed the General Partner or its affiliates as of December 31, 1997 for acquisition expenses expended by such persons on behalf of the Partnership in the amounts $67,423.

(d) An annual asset management fee in an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Apartment Complexes owned by such Local Limited Partnerships.). Fees of $299,473, $299,473 and 293,476 were incurred for 1997, 1996, and 1995, respectively. The Partnership paid the General Partner or its affiliates $125,000, $65,000 and $57,000 of those fees in 1997, 1996 and 1995, respectively.

(e) A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of an Apartment Complex or Local Limited Partnership Interest. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Preferred Return on investment to the Limited Partners. "Preferred Return" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates:
(i) 16% through December 31, 2002, and (ii) 6% for the balance of the Partnerships term. No disposition fees have been paid.


(f) The General Partner was allocated Housing Tax Credits for 1997 and 1996 of $23,782 and $23,743, respectively.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

No person is known to the General Partner to own beneficially in excess of 5% of the outstanding Units.

Security Ownership of Management

(a)  Security Ownership of Certain Beneficial Owners

No person is known to own beneficially in excess of 5% of the outstanding Limited Partnership Interests.

(b)  Security Ownership of Management

 Neither the General Partner, its affiliates nor any of the officers or directors of Associates or its affiliates own directly or beneficially any limited partnership interests in the Partnership.

(c)  Changes in Control

The management and control of the General Partners may be changed at any time in accordance with their respective organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

First, with the consent of any other General Partners and a majority-in-interest of the Limited Partners, any General Partner may designate one or more persons to be successor or additional General Partners. In addition, any General Partner may, without the consent of any other General Partner or the Limited Partners,
(I) substitute in its stead as General Partner any entity which has, by merger, consolidation or otherwise, acquired substantially all of its assets, stock or other evidence of equity interest and continued its business, or (ii) cause to be admitted to the Partnership an additional General Partner or Partners if it deems such admission to be necessary or desirable so that the Partnership will be classified a partnership for Federal income tax purposes. Finally, a majority-in-interest of the Limited Partners may at anytime remove the General Partner of the Partnership and elect a successor General Partner

Item 13.  Certain Relationships and Related Transactions

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

Balance sheet as of December 31, 1997 and 1996.

Statements of Operations for the years ended December 31, 1997, 1996, and 1995.

Statement of Partners' Equity for the years ended December 31, 1997, 1996, and 1995.

Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995.

Notes to Financial Statements.

Financial Statement Schedules:
   N/A

Exhibits

(3): Articles of incorporation and by-laws: The registrant is not incorporated. The Partnership Agreement is included as Exhibit B to the Prospectus, filed as
Exhibit 28.1 to Form 10 K for the year ended December 31, 1994.

(10) Material contracts:

10.1 Second Amended and Restated Agreement and Certificate of Limited Partnership of Tanglewood Limited Partnership (7) filed as exhibit 10.11 to Post-Effective Amendment No. 9 dated March 31, 1993 is hereby incorporated herein by reference as exhibit 10.1.

10.2 Amended and Restated Agreement of Limited Partnership of Windemere Associates Limited Partnership filed as exhibit 10.12 to Post-Effective Amendment No. 9 dated March 31, 1993 is hereby incorporated herein by reference as exhibit 10.2.

10.3 Amended and Restated Agreement of Limited Partnership of Woodland Apartments, L.P. filed as exhibit 10.13 to Post-Effective Amendment No. 9 dated March 31, 1993 is hereby incorporated herein by reference as exhibit 10.3.

10.4 Amended and Restated Agreement of Limited Partnership of Meadow Run Associates Limited Partnership filed as exhibit 10.14 to Post-Effective Amendment No. 9 dated March 31, 1993 is hereby incorporated herein by reference as exhibit 10.4.

10.5 Amended and Restated Agreement of Limited Partnership of Candleridge Apartments of Bondurant L.P. filed as exhibit 10.15 to Post-Effective Amendment No. 9 dated March 31, 1993 is hereby incorporated herein by reference as exhibit 10.5.

10.6 Amended and Restated Agreement of Limited Partnership of Candleridge Apartments of Waukee L.P. filed as exhibit 10.16 to Post-Effective Amendment No. 9 dated March 31, 1993 is hereby incorporated herein by reference as exhibit 10.6.

10.7 Amended and Restated Agreement and Certification of Limited Partnership of Fairview Village V, Limited Partnership filed as exhibit 10.17 to Post-Effective Amendment No. 9 dated March 31, 1993 is hereby incorporated herein by reference as exhibit 10.7.

10.8 Woodview Limited Partnership Amended and Restated Limited Partnership Agreement filed as exhibit 10.18 to Post-Effective Amendment No. 9 dated March 31, 1993 is hereby incorporated herein by reference as exhibit 10.8.

10.9 Amended and Restated Agreement of Limited Partnership of Coffeeville Housing, Ltd. filed as exhibit 10.19 to Post-Effective Amendment No. 9 dated March 31, 1993 is hereby incorporated herein by reference as exhibit 10.9.

10.10Amended and Restated  Agreement of Limited  Partnership  of Crockett  Manor
     Senior Citizens Complex, Ltd. filed as exhibit 10.20 to Post-Effective Amendment No. 9 dated March 31, 1993 is hereby incorporated herein by reference as exhibit 10.10.

10.11Amended and Restated  Agreement and  Certificate of Limited  Partnership of
     Delta Manor, L.P. filed as exhibit 10.21 to Post-Effective Amendment No. 9 dated March 31, 1993 is hereby incorporated herein by reference as exhibit 10.11.

10.12Amended and Restated  Agreement and  Certificate of Limited  Partnership of
     Eupora Apartments, L.P. filed as exhibit 10.22 to Post-Effective Amendment No. 9 dated March 31, 1993 is hereby incorporated herein by reference as exhibit 10.12.

10.13Amended and Restated  Agreement of Limited  Partnership of Levelland Manor,
     L.P. filed as exhibit 10.23 to Post-Effective Amendment No. 9 dated March 31, 1993 is hereby incorporated herein by reference as exhibit 10.13.

10.14Third   Amendment  to  the   Partnership   Agreement  of  Parks  I  Limited
     Partnership filed as exhibit 10.24 to Post-Effective Amendment No. 9 dated March 31, 1993 is hereby incorporated herein by reference as exhibit 10.14.

10.15Second  Amendment  Village Lane  Properties  Certificate  and  Agreement of
     Limited Partnership filed as exhibit 10.25 to Post-Effective Amendment No. 9 dated March 31, 1993 is hereby incorporated herein by reference as exhibit 10.15.

10.16Amended  and  Restated  Agreement  of  Limited  Partnership  of Gulf  Coast
     Apartments, L.P. filed as exhibit 10.1 to Form 8-K/A Current Report Amendment No. 1 dated June 23, 1993 is hereby incorporated herein by reference as exhibit 10.16.

10.17Amended  and  Restated  Agreement  of  Limited  Partnership  of Gulf  Coast
     Apartments of Long Beach, L.P. filed as exhibit 10.2 to Form 8-K/A Current Report Amendment No. 1 dated June 23, 1993 is hereby incorporated herein by reference as exhibit 10.17.

10.18Amended  and  Restated  Agreement  of Limited  Partnership  of HOI  Limited
     Partnership of Benson filed as exhibit 10.3 to Form 8-K/A Current Report Amendment No. 1 dated June 23, 1993 is hereby incorporated herein by reference as exhibit 10.18.

10.19Amended  and  Restated  Agreement  of Limited  Partnership  of HOI  Limited
     Partnership of Dallas filed as exhibit 10.4 to Form 8-K/A Current Report Amendment No. 1 dated June 23, 1993 is hereby incorporated herein by reference as exhibit 10.19.

10.20Amended  and  Restated  Agreement  of Limited  Partnership  of HOI  Limited
     Partnership of Dunn filed as exhibit 10.5 to Form 8-K/A Current Report Amendment No. 1 dated June 23, 1993 is hereby incorporated herein by reference as exhibit 10.20.

10.21Amended  and  Restated  Agreement  of Limited  Partnership  of HOI  Limited
     Partnership of Kings Mountain filed as exhibit 10.6 to Form 8-K/A Current Report Amendment No. 1 dated June 23, 1993 is hereby incorporated herein by reference as exhibit 10.21.

10.22Amended  and  Restated  Agreement  of Limited  Partnership  of HOI  Limited
     Partnership of Lee filed as exhibit 10.7 to Form 8-K/A Current Report Amendment No. 1 dated June 23, 1993 is hereby incorporated herein by reference as exhibit 10.22.

10.23Amended  and  Restated  Agreement  of Limited  Partnership  of HOI  Limited
     Partnership of Sanford filed as exhibit 10.8 to Form 8-K/A Current Report Amendment No. 1 dated June 23, 1993 is hereby incorporated herein by reference as exhibit 10.23.

10.24Amended  and  Restated  Agreement  of Limited  Partnership  of HOI  Limited
     Partnership of Selma filed as exhibit 10.9 to Form 8-K/A Current Report Amendment No. 1 dated June 23, 1993 is hereby incorporated herein by reference as exhibit 10.24.

10.25Amended  and  Restated  Agreement  of  Limited  Partnership  of Logan  Park
     Associates Limited Partnership filed as exhibit 10.10 to Form 8-K/A Current Report Amendment 10.25.

10.26Agreement  of  Limited   Partnership  of  Oakdale  Senior  Housing  Limited
     Partnership filed as exhibit 10.11 to Form 8-K/A Current Report Amendment No. 1 dated June 23, 1993 is hereby incorporated herein by reference as exhibit 10.26.

10.27Amended and Restated  Agreement of Limited  Partnership of Clinton  Terrace
     Apartments, Ltd. filed as exhibit 10.12 to Form 8-K/A Current Report Amendment No. 2 dated June 23, 1993 is hereby incorporated herein by reference as exhibit 10.27.

10.28Amended and Restated Agreement and Certification of Limited  Partnership of
     Wilcam Housing, Ltd. filed as exhibit 10.38 to Post-Effective Amendment No. 13 dated October 22, 1993 is hereby incorporated herein by reference as exhibit 10.28.

10.29Amended and Restated  Agreement and  Certificate of Limited  Partnership of
     Cherokee Housing, Ltd. filed as exhibit 10.39 to Post-Effective Amendment No. 13 dated October 22, 1993 is hereby incorporated herein by reference as exhibit 10.29.

10.30Amended and Restated  Agreement of Limited  Partnership of Beaumont Elderly
     Housing, L.P. filed as exhibit 10.1 to Form 8-K dated January 4, 1994 is hereby incorporated herein by reference as exhibit 10.30.

10.31Amended  and  Restated  Agreement  of  Limited  Partnership  of Lake  Ridge
     Apartments, Ltd. filed as exhibit 10.2 to Form 8-K dated January 4, 1994 is hereby incorporated herein by reference as exhibit 10.31.

10.32Amended and  Restated  Agreement  of Limited  Partnership  of Orange  Beach
     Housing, Ltd. filed as exhibit 10.3 to Form 8-K dated January 4, 1994 is hereby incorporated herein by reference as exhibit 10.32.






         Reports on Form 8-K

No reports of Form 8-K were filed during the fourth quarter ended December 31, 1997.

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

WNC HOUSING TAX CREDIT FUND III, L.P.

By:  WNC Tax Credit Partners, L.P.  General Partner of the Registrant

By:  WNC & Associates, Inc.         General Partner of
                                    WNC California Tax Credit Partners III, L.P.



By:  /s/ John B. Lester, Jr.
-----------------------------------------------------
John B. Lester, Jr.        President of WNC & Associates, Inc.

Date: April 14, 1998

By:  /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul  Vice-President Finance of WNC & Associates, Inc.

Date: April 14, 1998




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Wilfred N. Cooper, Sr.
-----------------------------------------------------
Wilfred N. Cooper, Sr.     Director and Chairman of the Board
                           WNC & Associates, Inc.
Date: April 14, 1998


By:  /s/ John B. Lester, Jr.
-----------------------------------------------------
John B. Lester, Jr.        Director and Secretary of the Board
                           WNC & Associates, Inc.

Date: April 14, 1998


By:  /s/ David N. Shafer
-----------------------------------------------------
David N. Shafer   Director of WNC & Associates, Inc.

Date: April 14, 1998