Form 10-K/A
period 1997-12-31
WNC HOUSING TAX CREDIT FUND III L P
filed 1998-04-28
CIK 875278

AMENDMENT NO. 1 TO FORM 10-K

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

Item 8.  Financial Statements and Supplementary Data

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

                               For The Years Ended
                        December 31, 1997, 1996 and 1995

                                      with

                      INDEPENDENT AUDITORS' REPORT THEREON

                          INDEPENDENT AUDITORS' REPORT


To the Partners
WNC Housing Tax Credit Fund III, L.P.

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund III, L.P. (a California Limited Partnership) (the "Partnership") as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the limited partnerships in which WNC Housing Tax Credit Fund III, L.P. is a limited partner. These investments, as discussed in Note 2 to the financial statements, are accounted for by the equity method. The investments in these limited partnerships represented 95% and 94% of the total assets of WNC Housing Tax Credit Fund III, L.P. at December 31, 1997 and 1996, respectively. Substantially all of the financial statements of the limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund III, L.P. (a California Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.


                                                              /s/ CORBIN & WERTZ
                                                              ------------------
                                                                  CORBIN & WERTZ
Irvine, California
March 23, 1998

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                           December 31, 1997 and 1996




                                                                               1997                    1996
                                                                          ---------------         ---------------

ASSETS

Cash and cash equivalents                                               $        333,368        $         448,311

Investments in limited partnerships (Note 2)                                   5,923,350                7,221,643

Other assets                                                                           -                      531
                                                                         ---------------         ----------------

                                                                        $      6,256,718        $       7,670,485
                                                                         ===============         ================

LIABILITIES AND PARTNERS' EQUITY

Liabilities:
   Due to limited partnerships (Note 4)                                 $         50,818        $          50,818
   Accrued fees and expenses due to general partner
    and affiliates (Note 3)                                                      923,399                  750,497
                                                                         ---------------         ----------------

         Total liabilities                                                       974,217                  801,315
                                                                         ---------------         ----------------

Partners' equity:
   General partner                                                                12,304                   28,170
   Limited partners (15,000 units authorized; 15,000
     units issued and outstanding at December 31,
     1997 and 1996)                                                            5,270,197                6,841,000
                                                                         ---------------         ----------------

         Total partners' equity                                                5,282,501                6,869,170
                                                                         ---------------         ----------------

                                                                        $      6,256,718        $       7,670,485
                                                                         ===============         ================

               See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                               For The Years Ended
                        December 31, 1997, 1996 and 1995



                                                       1997                    1996                     1995
                                                  ----------------        ----------------        -----------------

Income:
   Interest income                              $         11,158        $         16,756        $          27,741
   Other                                                       -                       -                   30,000
                                                 ---------------         ---------------         ----------------

         Total income                                     11,158                  16,756                   57,741
                                                 ---------------         ---------------         ----------------

Operating expenses:
   Amortization (Note 3)                                  47,248                  47,176                   47,176
   Partnership management fees
    (Note 3)                                             299,473                 299,473                  293,476
   Bad debts (Note 2)                                          -                  70,455                        -
   Office                                                 21,092                  24,853                   20,934
                                                 ---------------         ---------------         ----------------

         Total operating expenses                        367,813                 441,957                  361,586
                                                 ---------------         ---------------         ----------------

Loss from operations                                    (356,655)               (425,201)                (303,845)

Equity in losses of limited partnerships
 (Note 2)                                             (1,230,014)             (1,406,638)              (1,312,450)
                                                 ---------------         ---------------         ----------------

Net loss                                         $    (1,586,669)        $    (1,831,839)        $     (1,616,295)
                                                 ===============         ===============         ================

Net loss allocable to:
   General partner                              $        (15,866)       $        (18,318)       $         (16,163)
                                                 ===============         ===============         ================
   Limited partner                              $     (1,570,803)       $     (1,813,521)       $      (1,600,132)
                                                 ===============         ===============         ================

Net loss per weighted limited
 partner units                                  $        (104.72)       $        (120.90)       $        (106.68)
                                                 ===============         ===============         ===============

Outstanding weighted limited
 partner units                                            15,000                  15,000                   15,000
                                                 ===============         ===============         ================

               See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                         STATEMENTS OF PARTNERS' EQUITY

                               For The Years Ended
                        December 31, 1997, 1996 and 1995



                                                  General Partner             Limited
                                                                             Partners                  Total
                                                  ----------------        ----------------        -----------------


Equity at January 1, 1995                       $         62,651        $     10,254,653        $      10,317,304



Net loss                                                 (16,163)             (1,600,132)              (1,616,295)
                                                ----------------        ----------------        -----------------


Equity at December 31, 1995                               46,488               8,654,521                8,701,009


Net loss                                                 (18,318)             (1,813,521)              (1,831,839)
                                                ----------------        ----------------        -----------------


Equity at December 31, 1996                               28,170               6,841,000                6,869,170


Net loss                                                 (15,866)             (1,570,803)              (1,586,669)
                                                ----------------        ----------------        -----------------


Equity at December 31, 1997                     $         12,304        $      5,270,197        $       5,282,501
                                                 ===============         ===============         ================


               See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                               For The Years Ended
                        December 31, 1997, 1996 and 1995




                                                       1997                    1996                     1995
                                                  ----------------        ----------------        -----------------
Cash flows from operating activities:
   Net loss                                     $     (1,586,669)       $     (1,831,839)       $      (1,616,295)
   Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Amortization                                        47,248                  47,176                   47,176
      Bad debts                                                -                  70,455                        -
      Equity in losses of limited
       partnerships                                    1,230,014               1,406,638                1,312,450
      Recapture of loan receivable                             -                       -                  (30,000)
      Change in other assets                                 531                    (531)                 (16,784)
      Change in accrued fees and
        expenses due to general partner
        and affiliates                                   172,902                 234,170                  287,283
                                                 ---------------         ---------------         ----------------

Net cash used in operating activities                   (135,974)                (73,931)                 (16,170)
                                                 ---------------         ---------------         ----------------

Cash flows from investing activities:
   Investments in limited partnerships, net                    -                 (20,939)                (755,513)
   Capitalized acquisition costs and fees                      -                  (2,100)                    (300)
   Distribution from limited partnership                  21,031                  25,629                   14,286
   Decrease in loans receivable,
    including recapture of written-
    off loan receivable                                        -                       -                  167,000
                                                 ---------------         ---------------         ----------------

Net cash provided by (used in)
 investing activities                                     21,031                   2,590                 (574,527)
                                                 ---------------         ---------------         ----------------

Net decrease in cash and cash
 equivalents                                            (114,943)                (71,341)                (590,697)

Cash and cash equivalents,
 beginning of year                                       448,311                 519,652                1,110,349
                                                 ---------------         ---------------         ----------------

Cash and cash equivalents,
 end of year                                    $        333,368        $        448,311        $         519,652
                                                 ===============         ===============         ================
Continued

                 See accompanying notes to financial statements
                                      FS-5

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

                               For The Years Ended
                        December 31, 1997, 1996 and 1995




                                                       1997                    1996                     1995
                                                  ----------------        ----------------        -----------------

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:

   Interest paid                                $              -        $              -        $               -
                                                 ===============         ===============         ================
   Taxes paid                                   $            800        $            800        $             800
                                                 ===============         ===============         ================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                               For The Years Ended
                        December 31, 1997, 1996 and 1995




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

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received a subordinated disposition fee (as described in Note 3), any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

The Partnership's investments in limited partnerships are subject to the risks incident to the management and ownership of multifamily residential real estate, and include the risks that neither the Partnership's investments nor the apartment complexes owned by the limited partnerships will be readily marketable. Additionally there can be no assurance that the Partnership will be able to dispose of its interests in the limited partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the apartment complexes and the Partnership. The apartment complexes could be subject to loss through foreclosure. In addition, each limited partnership is subject to risks relating to

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               For The Years Ended
                        December 31, 1997, 1996 and 1995



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

environmental hazards which might be uninsurable. Because the Partnership's ability to control its operations will depend on these and other factors beyond the control of the General Partner and the general partners of the limited partnerships, there can be no assurance that Partnership operations will be profitable or that the anticipated housing tax credits will be available to limited partners.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Concentration of Credit Risk
----------------------------

At December 31, 1997, the Partnership has maintained cash balances at certain financial institutions in excess of amounts insured by Federal agencies.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               For The Years Ended
                        December 31, 1997, 1996 and 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling Units. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $2,250,000 as of December 31, 1997 and 1996.

Net Loss Per Weighted Limited Partner Units
-------------------------------------------

Net loss per weighted limited partner units are computed by dividing the limited partners' share of net loss by the weighted number of limited partner units outstanding during the year.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of December 31, 1997 and 1996, the Partnership has acquired limited partnership interests in 48 limited partnerships which own and operate apartment complexes consisting of 1,684 apartment units. The general partners of the limited partnerships manage the day-to-day operations of the limited partnerships. Significant business decisions, as defined, require the approval of the Partnership. The Partnership, as a limited partner, is generally entitled to 99% of the operating profits and losses of the limited partnerships.

The Partnership's investments in limited partnerships as shown in the accompanying balance sheets at December 31, 1997 and 1996, are approximately $1,465,000 and $1,298,000, respectively, greater than the Partnership's equity as shown in the limited partnerships' combined financial statements. This difference is due to unrecorded losses, as discussed below, and to acquisition costs related to the acquisition of the limited partnerships which were capitalized in the Partnership's investment account and capital contributions accrued but not paid (see Note 3). The capitalized acquisition costs are being amortized over 30 years.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               For The Years Ended
                        December 31, 1997, 1996 and 1995



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

At December 31, 1997, the investment accounts in certain limited partnerships have reached a zero balance. Consequently, the Partnership's share of losses during the year ended December 31, 1997 amounting to approximately $157,000 have not been recognized. As of December 31, 1997, the aggregate share of net losses not recognized by the Partnership amounted to $157,000.

The following is a summary of the equity method activity of the investments in limited partnerships for the years ended December 31:

                                                                               1997                    1996
                                                                          ---------------         ---------------

Investments per balance sheet, beginning of year                        $      7,221,643        $       8,840,410

Capitalized acquisition costs and acquisition fees                                     -                    2,100

Equity in losses of limited partnerships                                      (1,230,014)              (1,406,638)

Distributions from limited partnerships                                          (21,031)                 (25,629)

Tax credit adjustments                                                                 -                 (141,424)

Amortization of capitalized acquisition costs                                    (47,248)                 (47,176)
                                                                         ---------------         ----------------

Investments per balance sheet, end of year                              $      5,923,350        $       7,221,643
                                                                         ===============         ================

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               For The Years Ended
                        December 31, 1997, 1996 and 1995


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

The financial information from the individual financial statements of the limited partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted in interest expense. Approximate combined condensed financial information from the individual financial statements of the limited partnerships as of December 31 and for the years then ended is as follows:

                        COMBINED CONDENSED BALANCE SHEETS

                                                                               1997                    1996
                                                                          ---------------         ---------------

ASSETS

Buildings and improvements, net of accumulated
  depreciation for 1997 and 1996 of $8,955,000 and
  $6,997,000, respectively                                              $     51,626,000        $      53,383,000
Land                                                                           4,077,000                4,067,000
Due from related parties                                                          21,000                   21,000
Other assets                                                                   3,906,000                3,667,000
                                                                         ---------------         ----------------

Total assets                                                            $     59,630,000        $      61,138,000
                                                                         ===============         ================

LIABILITIES

Mortgage and construction loans payable                                 $     49,923,000        $      50,118,000
Other liabilities                                                              3,425,000                3,305,000
                                                                         ---------------         ----------------

Total liabilities                                                             53,348,000               53,423,000
                                                                         ---------------         ----------------

PARTNERS' CAPITAL

WNC Housing Tax Credit Fund III, L.P.                                          4,458,000                5,924,000
Other partners                                                                 1,824,000                1,791,000
                                                                         ---------------         ----------------

Total partners' capital                                                        6,282,000                7,715,000
                                                                         ---------------         ----------------

Total liabilities and partners' capital                                 $     59,630,000        $      61,138,000
                                                                         ===============         ================

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               For The Years Ended
                        December 31, 1997, 1996 and 1995


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------


                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                       1997                    1996                     1995
                                                  ----------------        ----------------        -----------------

Total revenues                                  $      6,416,000        $      6,270,000        $       5,878,000

Expenses:
   Operating expenses                                  3,989,000               3,778,000                3,374,000
   Interest expense                                    1,873,000               1,922,000                1,877,000
   Depreciation and amortization                       1,958,000               1,993,000                1,954,000
                                                 ---------------         ---------------         ----------------

Total expenses                                         7,820,000               7,693,000                7,205,000
                                                 ---------------         ---------------         ----------------

Net loss                                        $     (1,404,000)       $     (1,423,000)       $      (1,327,000)
                                                 ===============         ===============         ================

Net loss allocable to the Partnership           $     (1,387,000)       $     (1,407,000)       $      (1,312,000)
                                                 ===============         ===============         ================

In connection with tax credit adjustments, as defined in the partnership agreements, the Company had amounts due from certain limited partnerships. As of December 31, 1996, such amounts were deemed by management to be uncollectible. Accordingly, amounts were charged to operations totaling $70,455 for the year ended December 31, 1996.

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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

          Acquisition fees not to exceed 9% of the gross proceeds from the sale of partnership units as compensation to the General Partner for services rendered to the Partnership in connection with the acquisition of limited partnerships. As of December 31, 1997 and 1996, acquisition fees of $1,350,000 had been incurred. Accumulated amortization amounted to $205,129 and $160,133 as of December 31, 1997 and 1996, respectively.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               For The Years Ended
                        December 31, 1997, 1996 and 1995


NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

          Reimbursement of costs incurred by an affiliate of the General Partner in connection with the acquisition of limited partnerships. These reimbursements have not exceeded 1.6% of the gross proceeds. As of December 31, 1997 and 1996, the Partnership has incurred aggregate acquisition costs of $67,423, which have been included in limited partnership investment. Accumulated amortization amounted to $10,067 and $7,815 as of December 31, 1997 and 1996.

          An annual asset management fee equal to 0.5% of the invested assets of the limited partnerships, including the Partnership's allocable share of the mortgages. Asset management fees of $299,473, $299,473 and $293,476 were incurred for 1997, 1996 and 1995, respectively. Asset management fees of $125,000, $65,000 and $57,000 were paid during 1997, 1996 and 1995, respectively.

          A subordinated disposition fee in an amount equal to 1% of the sales price of any property sold. Payment of this fee to the General Partner is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render specified services.

Accrued fees and expenses due to general partner and affiliates are summarized as of December 31 as follows:

                                                                               1997                    1996
                                                                          ---------------         ---------------

Advances from general partner                                           $            668        $           2,239
Accrued asset management fees                                                    922,731                  748,258
                                                                         ---------------         ----------------

         Total                                                          $        923,399        $         750,497
                                                                         ===============         ================


NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------

Due to limited partnerships at December 31, 1997 and 1996 represents amounts which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments, are generally due upon the limited partnerships achieving certain development and operating benchmarks, and are generally expected to be paid within two years of the Partnership's initial investment.

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