Form 10-Q
period 1998-03-31
WNC HOUSING TAX CREDIT FUND III L P
filed 1998-05-13
CIK 875278

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1998

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED March 31, 1998




PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

         Balance Sheets, March 31, 1998 and December 31, 1997.................3

         Statement of Operations
              For the nine and three months ended March 31, 1998 and 1997.....4

         Statement of Partners' Equity
              For the three months ended March 31, 1998 and 1997 .............5

         Statement of Cash Flows
              For the three months ended March 31, 1998 and 1997..............6

         Notes to Financial Statements........................................7


     Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................10


PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K................................13

     Signatures..............................................................14

FINANCIAL STATEMENTS

                                    WNC HOUSING TAX CREDIT FUND III, L.P.
                                     (A California Limited Partnership)

                                               BALANCE SHEETS
                                    March 31, 1998 and December 31, 1997

                                                  1998                   1997
                                                  ----                   ----

                                                 ASSETS

Cash and cash equivalents                   $     344,474           $   333,368

 Investment in limited
  partnerships - Note 2                         5,607,369             5,923,350
 Other assets                                         259                     -
                                                ---------            ----------
                                            $   5,952,102        $    6,256,718
                                               ==========             =========


                                    LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Payable to limited partnerships -Note 4    $      50,818        $       50,818
 Accrued fees and expenses due to
   general partner and affiliates - Note 3        997,600               923,399
                                                 --------               -------
                                                1,048,418               974,217
                                               ----------               -------
Partners' equity (deficit):
 General partner                                    8,516                12,304
 Limited partners (15,000 units
 issued and outstanding)                        4,895,168             5,270,197
                                               ----------             ---------

Total partners' equity                          4,903,684             5,282,501
                                               ----------             ---------

                                             $  5,952,102         $   6,256,718
                                               ==========             =========


                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS
               For the Three Months Ended March 31, 1998 and 1997

                                                      1998                1997
                                                      ----                ----

        Interest income                         $      2,176        $     3,249
                                                       -----              -----



        Operating expenses:
        Amortization                                  11,812             11,812
        Asset management fees (Note 3)                74,868             74,868
        Legal and accounting                               -              2,000
        Other                                          1,713              1,087
                                                      ------              -----

        Total operating expenses                      88,393             89,767
                                                     -------             ------

        Loss from operations                         (86,217)           (86,518)


        Equity in loss from
         limited partnerships                       (292,600)          (347,500)
                                                  -----------          ---------

        Net loss                               $    (378,817)        $ (434,018)
                                                  ===========          =========

        Net loss allocated to:
          General partner                             (3,788)            (4,340)
                                                      ======             ======

          Limited partners                          (375,029)          (429,678)
                                                     =======            ========
        Net loss per limited
         partner units (15,000 units
         issued and outstanding)                $       (25)           $    (29)
                                                 ==========             ========


                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)
                          STATEMENT OF PARTNERS' EQUITY

               For the Three Months Ended March 31, 1998 and 1997


For the Three Months Ended March 31, 1998

                                                General          Limited
                                                Partner          Partner                  Total
                                                -------          -------                  -----

Equity, December 31, 1997                     $     12,304     $   5,270,197      $    5,282,501

Net loss for the three months ended
 March 31, 1998                                     (3,788)         (375,029)           (378,817)
                                                    ------          ---------           ---------

Equity, March 31, 1998                        $      8,516      $  4,895,168      $    4,903,684
                                                     =====         =========           =========

For the Three Months Ended March 31, 1998


                                                    General          Limited
                                                    Partner          Partner               Total
                                                    -------          -------               -----

Equity, December 31, 1997                       $   28,170       $ 6,841,000      $    6,869,170


Net loss for the three months ended
 March 31, 1997                                     (4,340)         (429,678)           (434,018)
                                                   -------         -----------         ----------
Equity, March 31, 1997                          $   23,830       $ 6,411,322      $     6,435,152
                                                   =======         =========            =========





                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF CASH FLOWS
               For the Three Months Ended March 31, 1998 and 1997

                                                       1998                1997
                                                       ----                ----
Cash flows used by operating activities:

  Net loss                                          $  (378,817)    $  (434,018)
    Adjustments to reconcile net loss to net
        cash used in operating activities:
        Equity in loss of limited partnerships          292,600         347,500
        Amortization                                     11,812          11,812
        Accrued asset management fee                     74,868          74,868
        Change in other assets                             (259)            531
        Accrued  expense due to
        general partner and affiliates                     (667)            848
                                                          ------            ---

           Net cash provided by (used in)
            operating activities                           (463)          1,541
                                                           ----           -----

Cash flows used by investing activities:
     Distribution from limited partnerships              11,569           9,802
                                                         ------           -----
Cash flows used by investing activities:                 11,569           9,802
                                                         ------           -----

Net decrease in cash and cash equivalents                11,106          11,343

Cash and cash equivalents, beginning of period          333,368         448,311
                                                        -------         -------

Cash and cash equivalent, end of period              $  344,474    $    459,654
                                                        =======         =======




                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Partnership's Annual Report for the year ended December 31, 1997. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and the results of operations and changes in cash flows for the three months then ended.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

At March 31, 1998, the Partnership had acquired limited partnership interests in
forty-eight   limited   partnerships  which  own  and  operate  fifty  apartment
complexes. All of these have completed construction as of March 31, 1998.

The Partnership, as a limited partner, is a 99% owner and is entitled to 99% of the operating profits and losses of the limited partnerships. Equity in losses of limited partnerships is recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the limited partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended. At March 31, 1998, seven of the limited partnership investment accounts have reached a zero balance and losses for those partnerships are not recognized.

Following is a summary of the components of the Partnership's investment in limited partnerships as of March 31, 1998 and December 31, 1997:

                                         1998                1997
                                         ----                ----
Investment  balance,
  beginning of period               $ 5,923,350              $ 7,221,643
Equity in loss
  of limited partnership               (292,600)              (1,230,014)
Distributions                           (11,569)                 (21,031)
Amortization  of  capitalized
  acquisition  costs                    (11,812)                 (47,248)
                                        -------                  -------
Investment balance,
 end of period                      $ 5,607,369               $ 5,923,350
                                    ===========               ===========

Selected operating information from the combined financial statements of the limited partnerships for the three months ended March 31, 1998 and 1997 are as follows:
                                                1998                  1997
                                                ----                  ----
     Total revenue                       $    1,604,100   $         1,567,500
                                              ---------             ---------

     Interest expense                           463,500               475,800
     Depreciation                               492,900               493,400
     Operating expenses                         993,800               949,400
                                                -------               -------
     Total expenses                           1,950,200             1,918,600
     --------------                           ---------             ---------
     Net loss                            $     (346,100)   $        ($351,100)
                                              =========             =========

     Net loss allocable to the
       Partnership                       $    (292,600)    $        ($347,500)
                                              ========              =========

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for an annual management fee equal to .5% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the permanent financing) of the limited partnerships. Fees of $74,868 were incurred for the three months ended March 31, 1998 and 1997.

Accrued fees and advances due to affiliates of General Partner consist of the following at March 31, 1998 and December 31, 1997:

                                                    1998                1997
                                                  -------               ----

  Advances made for expenses                $             -     $         668
  Asset management fees                            997,,600           922,731
                                                   --------           -------
                                            $       997,600     $     923,399
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

As of March 31, 1998, the Partnership has received subscriptions for 15,000 units consisting of cash of $15,000,000. The Partnership's primary source of capital has been the proceeds from its offering.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net increase in cash and cash equivalents of approximately $11,100 for the three months ended March 31, 1998. This increase in cash was attributable to the Partnership's operating and investing activities, primarily the distributions from limited partnerships. No cash was provided by financing activities during the three months ended March 31, 1998. All funds due from investors had been received as of March 31, 1998. Cash provided by and used by the Partnership's operating activities was minimal compared to the Partnership's other activities and consisted primarily of interest received on cash deposits and payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

As of March 31, 1998, the Partnership had made capital contributions to local limited partnerships in the amount of approximately $10,858,000.

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

The Partnership initially established working capital reserves of at least 3% of capital contributions, an amount which is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnership including payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the limited partners and other investor servicing obligations of the Partnership. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. The Partnership's liquidity could also be affected by defaults or delays in payment of the promissory notes, from which a portion of the working capital reserves is expected to be funded. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the local limited partnerships for such purposes or to replenish or increase working capital reserves.

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

Results of Operations
---------------------

As of March 31, 1998 the Partnership had acquired 48 limited partnership interests. Each of the 50 apartment complexes owned by such limited partnerships receives or is expected to receive government assistance and each of them has received a reservation for federal low income housing credits.

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

As reflected on its Statements of Operations, the Partnership has a loss of approximately $379,000 the three months ended March 31, 1998. The components items of revenue and expense are discussed below.

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

Item 3:  Quantitative and Qualitative Disclosures Above Market Risks

None.

Part II.  Other Information

Item 1.  Legal Proceedings

NONE

Item 6.  Exhibits and Reports on Form 8-K

1.  NONE


2. No reports on Form 8-K were filed during the quarter ended March 31, 1998.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND III, L.P.

By    WNC Tax Credit Partners, L.P.,        General Partner

By    WNC & ASSOCIATES, INC.        General Partner



By:   /s/John B. Lester, Jr.
     ---------------------------------------------------
John B. Lester, Jr.        President

Date: May 14, 1998

By:  /s/Theodore M. Paul
     -----------------------------------------------------
Theodore M. Paul  Vice President-Finance

Date: May 14, 1998