Form 10-Q
period 1998-06-30
WNC HOUSING TAX CREDIT FUND III L P
filed 1998-08-05
CIK 875278

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                       FOR THE QUARTER ENDED JUNE 30, 1998




PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

  Balance Sheets, June 30, 1998 and December 31, 1997.........................3

  Statement of Operations
       For the three months and six months ended June 30, 1998 and 1997.......4

  Statement of Partners' Equity
       For the six months ended June 30, 1998 and 1997........................5

  Statement of Cash Flows
       For the six months ended June 30, 1998 and 1997........................6

  Notes to Financial Statements...............................................8


 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................11

 Item 3. Quantitative and Qualitative Disclosures above Market Risks.........13

PART II. OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K....................................14

 Signatures..................................................................15

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                       June 30, 1998 and December 31, 1997

                                              1998                    1997
                                              ----                    ----

                                     ASSETS

Cash and cash equivalents        $        335,959        $           333,368
Accrued interest
                                            1,080
 Investment in limited
  partnerships - Note 2                 5,313,201                  5,923,350

 Other assets                                   -                          -
                                       ----------                 ----------

                                 $      5,650,240        $         6,256,718
                                       ==========                 ==========


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Payable to limited partnerships
 -Note 4                         $         50,818        $            50,818
 Accrued fees and expenses due to
   general partner and affiliates
 - Note 3                               1,075,435                    923,399
                                       ----------                   --------
                                        1,126,253                    974,217
                                       ----------                   --------
Partners' equity (deficit):
 General partner                            4,719                     12,304
 Limited partners (15,000 units
 issued and outstanding)                4,519,268                  5,270,197
                                       ----------                 ----------

Total partners' equity                  4,523,987                  5,282,501
                                       ----------                 ----------

                                  $     5,650,240         $        6,256,718
                                       ==========                 ==========

                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS
           For the Three and Six Months Ended June 30, 1998 and 1997

                                        1998                     1997
                                        ----                     ----
                                 Three         Six       Three          Six
                                 Months       Months     Months        Months
                                 ------       ------     ------        ------
Interest income              $    4,038    $   6,214    $   2,904   $   6,153

Other income                      1,600        1,600            0           0
                               --------     --------     --------    --------
                                  5,638        7,814        2,904       6,153
                               --------     --------     --------    --------
Operating expenses:
Amortization                     11,812       23,624       11,812      23,624
Asset management fees
(Note 3)                         74,869      149,737       74,866     149,734
Legal and accounting              5,250        5,250        4,975       6,975
Other                            14,104       15,817        6,524       7,611
                               --------     --------     --------    --------
Total operating expenses        106,035      194,428       98,177     187,944
                               --------     --------     --------    --------
Loss from operations           (100,397)    (186,614)     (95,273)   (181,791)

Equity in loss from
 limited partnerships          (279,300)    (571,900)    (347,500)   (695,000)
                               --------     --------     --------    --------
Net loss                    $  (379,697) $  (758,514) $  (442,773) $ (876,791)
                               ========     ========     ========    ========

Net loss allocated to:
  General partner           $    (3,797)      (7,585)      (4,428)     (8,768)
                               ========     ========     ========    ========


  Limited partners          $  (375,900)    (750,929)    (438,345)   (868,023)
                               ========     ========     ========    ========

Net loss per limited
 partner units (15,000 units
 issued and outstanding)    $       (25)  $      (50) $       (29) $      (58)
                               ========     ========     ========    ========


                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)
                          STATEMENT OF PARTNERS' EQUITY

                 For the Six Months Ended June 30, 1998 and 1997



For the Six Months Ended June 30, 1998
---------------------------------------
                                        General        Limited
                                        Partner        Partner        Total
                                        -------        -------        -----

Equity (deficit), December 31, 1997  $    12,304   $  5,270,197  $   5,282,501

Net loss for the six months ended
  June 30, 1997                           (7,585)      (750,929)      (758,514)
                                        --------      ---------      ---------

Equity (deficit), June 30, 1998      $     4,719   $  4,519,268  $   4,523,987
                                        ========      =========      =========





For the Six Months Ended June 30, 1997
---------------------------------------
                                        General        Limited
                                        Partner        Partner         Total
                                        -------        -------         -----

Equity (deficit), December 31, 1996   $   28,170 $   6,841,000    $  6,869,170

Net loss for the six months ended
  June 30, 1997                           (8,768)     (868,023)       (876,791)
                                        --------     ---------       ---------
Equity (deficit), June 30, 1997       $   19,402 $   5,972,977    $  5,992,379
                                        ========     =========       =========



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS
                For the Six Months Ended June 30, 1998 and 1997

                                                       1998             1997
                                                       ----             ----
Cash flows used by operating activities:

 Net loss                                        $  (758,514)  $      (876,791)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Equity in loss of limited partnerships           571,900           695,000
    Amortization                                      23,624            23,624
    Accrued asset management fee                     149,737           149,734
    Change in other assets                            (1,080)              405
    Accrued  expense due to
    general partner and affiliates                     2,299            (1,639)
                                                   ---------         ---------

  Net cash used in operating activities              (12,034)           (9,667)
                                                   ---------         ---------
Cash flows provided by investing activities:
     Distribution from limited partnerships           14,625            17,111
                                                   ---------         ---------
Cash flows provided by investing activities:          14,625            17,111
                                                   ---------         ---------

Net increase in cash and cash equivalents              2,591             7,444

Cash and cash equivalents, beginning of period       333,368           448,311
                                                   ---------         ---------

Cash and cash equivalent, end of period       $      335,959    $      455,755
                                                   =========         =========




                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                       STATEMENT OF CASH FLOWS (CONTINUED)

                 For the Six Months Ended June 30, 1998 and 1997


Supplemental disclosure of noncash financing and investing activity

Six months ended June 30, 1997
During the six months ended June 30, 1997, the Partnership's Payables to Limited Partnerships (in connection with its investments in limited partnerships) decreased by $125,466 due to various price adjuster provisions in the respective limited partnership agreements.


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

In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and the results of operations and changes in cash flows for the six months then ended.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

At June 30, 1998, the Partnership had acquired limited partnership  interests in
forty-eight   limited   partnerships  which  own  and  operate  fifty  apartment
complexes. All of these have completed construction as of June 30, 1998.

The Partnership, as a limited partner, is a 99% owner and is generally entitled to 99% of the operating profits and losses of the limited partnerships. Equity in losses of limited partnerships is recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the limited partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended. At June 30, 1998, seven of the limited partnership investment accounts have reached a zero balance and losses for those partnerships are not recognized.

Following is a summary of the components of the Partnership's investment in limited partnerships as of June 30, 1998 and December 31, 1997:

                                                      1998            1997
                                                      ----            ----
        Investment balance,
          beginning of period                     $  5,923,350    $  7,221,643
        Equity in loss of limited
          partnership                                 (571,900)     (1,230,014)
        Distributions                                  (14,625)        (21,031)
        Tax credit adjustments
        Amortization of capitalized acquisition
          costs                                        (23,624)        (47,248
                                                    ----------      ----------

        Investment balance, end of period         $  5,313,201    $  5,923,350
                                                    ==========      ==========

Selected operating information from the combined financial statements of the limited partnerships for the six months ended June 30, 1998 and 1997 are as follows:

                                                       1998           1997
                                                       ----           ----

             Total revenue                    $      3,208,200   $   3,135,100
                                                    ----------      ----------
             Interest expense                          927,100         951,600
             Depreciation                              985,800         986,800
             Operating expenses                      1,987,700       1,898,800
                                                    ----------      ----------
             Total expenses                          3,900,600       3,837,200
                                                    ----------      ----------
             Net loss                         $      (692,400)   $   ($702,100)
                                                    ==========      ==========
             Net loss allocable to the
               Partnership                    $      (685,400)   $   ($695,000)
                                                    ==========      ==========
             Net loss recognized by the
               Partnership                    $      ($571,900)  $   ($695,000)
                                                    ==========      ==========

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for an annual management fee equal to .5% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the permanent financing) of the limited partnerships. Fees of $149,737 and $149,734 were incurred for the six months ended June 30, 1998 and 1997, respectively.

Accrued fees and advances due to affiliates of General Partner consist of the following at June 30, 1998 and December 31, 1997:

                                                 1998                  1997
                                                 ----                  ----

  Advances from general partner        $        2,966     $               668
  Accrued asset management fees             1,072,469                 922,731
                                           ----------               ---------
                                       $    1,075,435     $           923,399
                                           ==========               =========


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

As of June 30, 1998, the Partnership has received subscriptions for 15,000 units consisting of cash of $15,000,000. The Partnership's primary source of capital has been the proceeds from its offering.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net increase in cash and cash equivalents of approximately $2,600 for the six months ended June 30, 1998. This increase in cash was attributable to the Partnership's operating and investing activities, primarily the distributions from limited partnerships. No cash was provided by financing activities during the six months ended June 30, 1998. All funds due from investors had been received as of June 30, 1998. Cash provided by and used by the Partnership's operating activities was minimal compared to the Partnership's other activities and consisted primarily of interest received on cash deposits and payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

As of June 30, 1998, the Partnership had made capital contributions to local limited partnerships in the amount of approximately $10,858,000.

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

Results of Operations
---------------------

As of June 30, 1998 the Partnership had acquired 48 limited partnership interests. Each of the 50 apartment complexes owned by such limited partnerships receives or is expected to receive government assistance and each of them has received a reservation for federal low income housing credits.

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

As reflected on its Statements of Operations, the Partnership has a loss of approximately $758,500 the six months ended June 30, 1998. The components items of revenue and expense are discussed below.

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

1.  None.


         No reports on Form 8-K were filed during the quarter ended June 30, 1998.

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

WNC HOUSING TAX CREDIT FUND III, L.P.

By:   WNC Tax Credit Partners, L.P.,        General Partner

By:   WNC & ASSOCIATES, INC.        General Partner

By:   /s/ John B. Lester, Jr.
-----------------------------------------------------
John B. Lester, Jr.        President

Date: August 4, 1998

By:  /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul  Vice President-Finance

Date: August 4, 1998