Form 10-Q
period 1998-09-30
WNC HOUSING TAX CREDIT FUND III L P
filed 1998-11-12
CIK 875278

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

 Balance Sheets, September 30, 1998 and December 31, 1997...................3

 Statement of Operations
  For the three months and nine months ended September 30, 1998 and 1997....4

 Statement of Partners' Equity
  For the nine months ended September 30, 1998 and 1997.....................5

 Statement of Cash Flows
  For the nine months ended September 30, 1998 and 1997.....................6

 Notes to Financial Statements..............................................7

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................10

Item 3:  Quantitative and Qualitative Disclosures Above Market Risks.......12

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K...................................12

Signatures.................................................................13

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                    September 30, 1998 and December 31, 1997

                                            1998                    1997
                                            ----                    ----

                                     ASSETS

Cash and cash equivalents        $         332,818        $         333,368

 Investment in limited
  partnerships                           4,996,789                5,923,350

 Other assets                                    -                        -
                                         ---------                ---------

                                 $       5,329,607        $       6,256,718
                                         =========                =========


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Payable to limited partnerships    $        50,818        $          50,818
Accrued fees and expenses due to
 general partner and affiliates          1,147,337                  923,399
                                         ---------                ---------
                                         1,198,155                  974,217
                                         ---------                ---------
Partners' equity (deficit):
 General partner                               794                   12,304
 Limited partners (15,000 units
 issued and outstanding)                 4,130,658                5,270,197
                                         ---------                ---------

Total partners' equity              $    4,131,452                5,282,501
                                         ---------                ---------

                                         5,329,607         $      6,256,718
                                         =========                =========


                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS
        For the Three and Nine Months Ended September 30, 1998 and 1997

                                          1998                    1997
                                          -----                   ----
                                 Three        Nine        Three        Nine
                                 Months       Months      Months       Months
                                 ------       ------      ------       ------

Interest income              $   4,161    $   10,375  $    2,841  $      8,994
                             ---------     ---------   ---------     ---------

Operating expenses:
Amortization                    11,812        35,436      11,812        35,436
Asset management fees           74,868       224,605      74,871       224,605
Legal and accounting                 -         5,250       1,339         8,314

Other                            5,416        19,633       3,826        11,437
                             ---------     ---------   ---------     ---------

Total operating expenses        92,096       284,924      91,848       279,792
                             ---------     ---------   ---------     ---------

Loss from operations           (87,935)     (274,549)    (89,007)     (270,798)

Equity in loss from
 limited partnerships         (304,600)     (876,500)   (287,000)     (982,000)
                             ---------     ---------   ---------     ---------

Net loss                  $   (392,535) $ (1,151,049) $ (376,007) $ (1,252,798)
                             =========     =========   =========     =========

Net loss allocated to:
  General partner         $     (3,925)      (11,510)     (3,760)      (12,528)
                             =========     =========   =========     =========


  Limited partners        $   (388,610)   (1,139,539)   (372,247)   (1,240,270)
                             =========     =========   =========     =========

Net loss per limited
 partner units (15,000
 units issued and
 outstanding)             $        (26)  $       (76) $      (25)  $       (83)
                             =========     =========   =========     =========

                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)
                          STATEMENT OF PARTNERS' EQUITY

              For the Nine Months Ended September 30, 1998 and 1997



For the Nine Months Ended September 30, 1998
--------------------------------------------

                                          General        Limited
                                          Partner        Partner        Total
                                          -------        -------        -----

Equity (deficit), December 31, 1997  $     12,304  $   5,270,197  $   5,282,501

Net loss for the nine months ended
  September 30, 1997                      (11,510)    (1,139,539)    (1,151,049)
                                        ---------      ---------      ---------

Equity (deficit), September 30, 1998 $        794  $   4,130,658  $   4,131,452
                                        =========      =========      =========



For the Nine Months Ended September 30, 1997
--------------------------------------------

                                           General        Limited
                                           Partner        Partner       Total
                                           -------        -------       -----

Equity (deficit), December 31, 1995   $     28,170  $   6,841,000  $  6,869,170

Net loss for the nine months ended
  September 30, 1997                       (12,528)    (1,240,270)   (1,252,798)
                                         ---------      ---------     ---------

Equity (deficit), September 30, 1997  $     15,642  $   5,600,730  $  5,616,372
                                         =========      =========     =========




                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                   STATEMENT OF CASH FLOWS For the Nine Months
                        Ended September 30, 1998 and 1997

                                                    1998                1997
                                                    ----                ----
Cash flows used by operating activities:

Net loss                                     $ (1,151,049)       $  (1,252,798)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Equity in loss of limited partnerships          876,500              982,000
  Amortization                                     35,436               35,436
  Accrued asset management fee                    224,605               99,606
  Decrease in other assets                                                 531
  Decrease in accrued  expense due to
        general partner and affiliates               (667)              (1,115)
                                                ---------            ---------

       Net cash used in operating activities      (15,175)            (136,340)
                                                ---------            ---------

Cash flows used by investing activities:
     Distribution from limited partnerships        14,625               19,031
                                                ---------            ---------
Cash flows provided by investing activities:       14,625               19,031
                                                ---------            ---------


Net decrease in cash and cash equivalents            (550)            (117,309)

Cash and cash equivalents, beginning of period    333,368              448,311
                                                ---------            ---------

Cash and cash equivalent, end of period       $   332,818        $     331,002
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

In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and the results of operations and changes in cash flows for the nine months then ended.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

At September 30, 1998, the Partnership had acquired limited partnership interests in forty-eight limited partnerships which own and operate fifty apartment complexes. All of these have completed construction as of September 30, 1998.

The Partnership, as a limited partner, is a 99% owner and is entitled to 99% of the operating profits and losses of the limited partnerships. Equity in losses of limited partnerships is recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the limited partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended. At September 30, 1998 four of the limited partnership investment accounts have reached a zero balance and losses for those partnerships are not recognized.

Following is a summary of the components of the Partnership's investment in limited partnerships as of September 30, 1998 and December 31, 1997:

                                                    1998                 1997
                                                    ----                 ----

 Investment balance, beginning of period     $      5,923,350  $     7,221,643
 Increase in acquisition fees and costs
 Equity in loss of limited partnership               (876,500)      (1,230,014)
 Distributions                                        (14,625)         (21,031)
 Amortization of capitalized acquisition
   costs                                              (35,436)         (47,248)
                                                   ----------       ----------

 Investment balance, end of period            $     4,996,789  $     5,923,350
                                                   ==========       ==========

Selected operating information from the combined financial statements of the limited partnerships for the nine months ended September 30, 1998 and 1997 are as follows:

                                             1998                   1997
                                             ----                   ----

  Total revenue                  $         4,812,300    $         4,702,600
                                          ----------             ----------

  Interest expense                         1,390,600              1,427,400
  Depreciation                             1,478,700              1,480,100
  Operating expenses                       2,981,500              2,848,200
                                          ----------             ----------
  Total expenses                           5,850,800              5,755,700
                                          ----------             ----------
  Net loss                       $        (1,038,500)   $        (1,053,100)
                                          ==========             ==========
  Net loss allocable to the
    Partnership                  $        (1,028,200)   $        (1,042,600)
                                          ==========             ==========
  Net loss recognized by the
    Partnership                  $          (875,600)   $          (982,000)
                                          ==========             ==========

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for an annual management fee equal to .5% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the permanent financing) of the limited partnerships. Fees of $224,605 were incurred for each nine months ended September 30, 1998 and 1997.

Accrued fees and advances due to affiliates of General Partner consist of the following at September 30, 1998 and December 31, 1997:


                                                 1998           1997
                                                 ----           ----

  Advances from general partner          $            -  $         668
  Accrued asset management fees               1,147,337        922,731
                                              ---------        -------
                                         $    1,147,337  $     923,399
                                              =========        =======



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

As of September 30, 1998, the Partnership has received subscriptions for 15,000 units consisting of cash of $15,000,000. The Partnership's primary source of capital has been the proceeds from its offering.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $600 for the nine months ended September 30, 1998. This decrease in cash was attributable to the cash used by the Partnership's operating activities of approximately $15,200 and cash provided by investing activities of approximately $14,600. The cash provided by investing activities consisted entirely of the distributions from limited partnerships. The cash provided by operating activities consisted primarily of interest received on cash deposits and cash used consisted of payments for operating fees and expenses. No cash was provided by financing activities during the nine months ended September 30, 1998. All funds due from investors had been received as of September 30, 1998. The major components of all these activities are discussed in greater detail below.

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

 As of September 30, 1998, the Partnership had made capital contributions to local limited partnerships in the amount of approximately $10,858,000.

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

Results of Operations
---------------------

As of September 30, 1998 the Partnership had acquired 48 limited partnership interests. Each of the 50 apartment complexes owned by such limited partnerships receives government assistance and each of them has received a reservation for federal low income housing credits.

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

As reflected on its Statements of Operations, the Partnership has a losses of approximately $1,151,000 and $1,253,000 for the nine months ended September 30, 1998 and 1997, respectively. The components items of revenue and expense are discussed below.

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


Part II.  Other Information

Item 1.  Legal Proceedings

         None.


Item 6.  Exhibits and Reports on Form 8-K

1.  None.


         No reports on Form 8-K were filed during the quarter ended September 30, 1998.

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

Date: November 12, 1998

By:   /s/ Theodore M. Paul
 -----------------------------------------------------
Theodore M. Paul           Vice President-Finance

Date: November 12, 1998