Form 10-K/A
period 1998-12-31
WNC HOUSING TAX CREDIT FUND III L P
filed 1999-06-29
CIK 875278

FORM 10-K/A
                                 AMENDMENT NO. 1

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

             For the transition period from ________ to ___________

                         Commission file number: 0-21494


                      WNC HOUSING TAX CREDIT FUND III, L.P.

California                                                           33-0463432
State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization                                Identification No.)



              3158 Redhill Avenue, Suite 120, Costa Mesa, CA 92626

                                 (714) 662-5565

                    Securities registered pursuant to Section
                               12(b) of the Act:

                                      NONE

                    Securities registered pursuant to section
                               12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

                                  INAPPLICABLE


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

                                      NONE

UNIT I.

Item 1.  Business

Organization

WNC Housing Tax Credit Fund III, L.P. ("the Partnership") is a California Limited Partnership formed under the laws of the State of California on May 10, 1991. The Partnership was formed to acquire limited partnership interests in other limited partnerships or limited liability companies ("Local Limited Partnerships") which own multifamily apartment complexes that are eligible for low-income housing federal income tax credits (the "Low Income Housing Credit").

The general partner of the Partnership is WNC Tax Credits Partners, L.P. ("TCP" or the "General Partner"). The general partners of TCP are WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper, Sr. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of Associates. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

Pursuant to a registration statement filed with the Securities and Exchange Commission on January 2, 1992, the Partnership commenced a public offering of 15,000 Units of Limited Partnership Interest ("Units") at a price of $1,000 per Unit. As of the close of the public offering on September 30, 1993, a total of 15,000 Units representing $15,000,000 had been sold. Holders of Units are referred to herein as "Limited Partners."

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a multi-family housing complex (the "Housing Complex") which will qualify for the Low Income Housing Credit. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Credit to be used to reduce Federal taxes otherwise due in each year of a ten-year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the Low Income Housing Credit to be used against California taxes otherwise due in each year of a four-year period. The Housing Complex is subject to a fifteen-year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, as amended "by Supplements thereto" (the "Partnership Agreement"), will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the
Compliance Period, which would require the Partnership to approve the disposition of an Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Credits.

As of December 31, 1998, the Partnership had invested in forty-eight Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the Low Income Housing Credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are subject to mortgage indebtedness. If a Local Limited Partnership does not makes its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and Low Income Housing Credits. As a limited partner or non-managing member of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the general partners or managing members of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General Partners, there can be no assurance that the anticipated Low Income Housing Credits will be available to Limited Partners.

In addition, Limited Partners are subject to risks in that the rules governing the Low Income Housing Credit are complicated, and the use of credits can be limited. The only material benefit from an investment in Units may be the Low Income Housing Credits. There are limits on the transferability of Units, and it is unlikely that a market for Units will develop. All Partnership management decisions are made by the General Partner.

As a limited partner or non-managing member, the Partnership's liability for obligations of each Local Limited Partnership is limited to its investment. The Local General Partners of each Local Limited Partnership retain responsibility for developing, constructing, maintaining, operating and managing the Housing Complexes.

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the forty-eight Housing Complexes as of December 31, 1998 and for the periods indicated:



                                         -------------------------------------------------------------------------------------------
                                                                              As of December 31, 1998
                                         -------------------------------------------------------------------------------------------
                                                                       Partnership's                                    Encumbrances
                                                                       Total Investment  Amount of     Estimated        of Local
                                    General Partner   Number    Occu-  in Local Limited  Investment    Low Income       Limited
Partnership Name      Location      Name              of Units  pancy  Partnerships      Paid to Date  Housing Credits  Partnerships
------------------------------------------------------------------------------------------------------------------------------------

Beaumont Elderly      Beaumont,     Donald W. Sowell    30      100%      $ 229,000     $  229,000      $  462,000        $  933,000
Housing, L.P.         Mississippi

Brownfield Seniors    Brownfield,   Winston Sullivan    24      100%        147,000        147,000         292,000           691,000
Community, Ltd.       Texas

Buffalo Apartments,   Buffalo,      Donald W. Sowell    24      100%         91,000         91,000         177,000           388,000
Ltd.                  Texas

Cambridge Court       Grottoes,     Alexander P. Fekas
Associates Limited    Virginia      and Fred P.
Partnership                         Bullington          39      100%        254,000        254,000         557,000         1,333,000

Candleridge Apart-    Bondurant,    Eric A. Sheldahl    23      100%         99,000         99,000         222,000           605,000
ments of Bondurant    Iowa
L.P.

Candleridge Apart-    Waukee,       Eric A. Sheldahl    23      100%        101,000        101,000         227,000           659,000
ments of Waukee L.P.  Iowa

Carlinville           Carlinville,  Kenneth M. Vitor    20       75%        105,000        105,000         208,000           503,000
Associates I, L.P.    Illinois

Cherokee Housing,     Cedar Bluff,  Thomas H. Cooksey
Ltd.                  Alabama       and Apartment
                                    Developers, Inc.    19      100%        110,000        110,000         272,000           624,000

Chester Associates    Chester,      Kenneth M. Vitor    24       88%        159,000        159,000         358,000           694,000
I, a Limited Partner- Illinois
ship

Clinton Terrace       Albany,       Eddie C. Dalton     24       92%        138,000        138,000         290,000           774,000
Apartments, Ltd.      Kentucky



                                              --------------------------------------------------------------------------------------
                                                                                   As of December 31, 1998
                                              --------------------------------------------------------------------------------------
                                                                          Partnership's                     Estimated   Encumbrances
                                                                          Total Investment   Amount of      Low Income  of Local
                                        General Partner   Number   Occu-  in Local Limited   Investment     Housing     Limited
Partnership Name      Location          Name              of Units pancy  Partnerships       Paid to Date   Credits     Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Coffeeville           Coffeeville,     Thomas H. Cooksey
Housing, Ltd          Alabama          and Apartment
                                       Developers, Inc.    19      63%      103,000         103,000         239,000          547,000

Coosa County          Rockford,        Thomas H. Cooksey
Housing, Ltd.         Alabama          and Apartment
                                       Developers, Inc.    19      90%      103,000         103,000         265,000          566,000

Crockett Manor,       Crockett,        Jean Johnson        40      98%      184,000         184,000         383,000          905,000
Ltd.                  Texas

Crockett Manor        Crockett,        Jean Johnson        36      94%      203,000         203,000         446,000        1,026,000
SeniorCitizens        Texas
Complex, Ltd.

Delta Manor, L.P.     Techula,         Glenn D. Miller     36      94%      227,000         227,000         499,000        1,239,000
                      Mississippi

Eupora Apartments,    Eupora,          Richard Tenhet and
L.P.                  Mississippi      Geraldine Tenhet    36     100%      138,000         138,000         310,000        1,208,000

Fairview Village V,   Carroll,         Kevin A. Bierl      20     100%      119,000         119,000         273,000          597,000
Limited Partnership   Iowa

Fox Lake Manor        Fox Lake,        William E.
Limited Partnership   Wisconsin        Paschke, Jr. and
                                       Robert E. Campbell  12      75%       84,000          84,000         161,000          376,000

Ft. Deposit Housing,  Fort Deposit,    Thomas H. Cooksey
Ltd.                  Alabama          and Apartment
                                       Developers, Inc.    23      83%      127,000         127,000         330,000          706,000





                                           -----------------------------------------------------------------------------------------
                                                                                As of December 31, 1998
                                           -----------------------------------------------------------------------------------------
                                                                      Partnership's                                    Encumbrances
                                                                      Total Investment  Amount of     Estimated        of Local
                                     General Partner  Number  Occu-   in Local Limited  Investment    Low Income       Limited
Partnership Name    Location         Name            of Units pancy   Partnerships      Paid to Date  Housing Credits  Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Gulf Coast           Gulfport,       Philip Napier     59       98%        320,000         320,000            698,000      1,454,000
Apartments, L.P.     Mississippi

Gulf Coast Apart-    Long Beach,     Philip Napier     60       95%        315,000         315,000            685,000      1,462,000
ments of Long        Mississippi
Beach, L.P.

Heritage Colonial    Blackshear,     Robert J.
Homes, L.P.          Georgia         Deharder and
                                     Jacqueline F.
                                     McPhillips        20      100%        125,000         115,000            126,000        530,000

HOI Limited          Benson, North   Housing
Partnership of       Carolina        Opportunities,
Benson                               Inc.              50       98%        269,000         269,000            577,000      1,234,000

HOI Limited          Dallas, North   Housing
Partnership of       Carolina        Opportunities,
Dallas                               Inc.              60      100%        366,000         366,000            787,000      1,719,000

HOI Limited          Dunn, North     Housing
Partnership of       Carolina        Opportunities,
Dunn                                 Inc.              34       97%        170,000         170,000            366,000        830,000

HOI Limited          Kings           Housing
Partnership of       Mountain,       Opportunities,
Kings Mt.            North Carolina  Inc.              46       98%        262,000         262,000            563,000      1,245,000

HOI Limited          Sanford, North  Housing
Partnership of       Carolina        Opportunities,
Lee                                  Inc.              78       93%        419,000         419,000            901,000      2,008,000

HOI Limited          Sanford, North  Housing
Partnership of       Carolina        Opportunities,
Sanford                              Inc.              50      100%        277,000         277,000            594,000      1,283,000

HOI Limited          Selma, North    Housing
Partnership of       Carolina        Opportunities,
Selma                                Inc.              58       98%        271,000         271,000            582,000      1,250,000

Killbuck Limited     Killbuck,       Georg E. Maharg   24      100%        151,000         151,000            338,000        753,000
Partnership          Ohio




                                           -----------------------------------------------------------------------------------------
                                                                                As of December 31, 1998
                                           -----------------------------------------------------------------------------------------
                                                                         Partnership's                    Estimated    Encumbrances
                                        General                          Total Investment  Amount of      Low Income   of Local
                                        Partner        Number    Occu-   in Local Limited  Investment     Housing      Limited
Partnership Name        Location        Name           of Units  pancy   Partnerships      Paid to Date   Credits      Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Lake Ridge              Tiptonville,    Lewis Beasley,
Apartments, L.P.        Tennessee       Jr. and Carol
                                        Beasley            44       100%      317,000         317,000       647,000        1,469,000

Levelland Manor,        Levelland,      1600 Capital
L.P.                    Texas           Company            36        97%      175,000         175,000       393,000          909,000

Logan Park              Caldwell,       Riley J. Hill      50       100%      571,000         571,000     1,281,000        2,288,000
Associates              Idaho
Limited Partnership

Meadow Run              Gordonsville,   Alexander P.
Associates              Virginia        Fekas and Fred
Limited Partnership                     P. Bullington      43       100%      302,000         302,000       662,000        1,497,000

Oakdale Senior          Oakdale,        Oakdale Senior
Housing Limited         California      Housing
Partnership                             Corporation        80       100%      919,000         919,000     2,110,000        3,089,000

Orange Beach            Orange Beach,   Thomas H.
Housing, Ltd.           Alabama         Cooksey and
                                        Apartment
                                        Developers, Inc.   31       100%      229,000         208,000       472,000        1,097,000

Parks I Limited         Chatham,        Sallie B. Garst
Partnership             Virginia        and Lillien S.
                                        Brown              39       100%      253,000         253,000       568,000        1,251,000

Post Manor, L.P.        Post,           1600 Capital
                        Texas           Company            24        96%      117,000         117,000       263,000          604,000

Red Bud Associates      Red Bud,        Kenneth M. Vitor   20        90%      135,000         135,000       303,000          602,000
I, a Limited            Illinois
Partnership

Steeleville             Steeleville,    Kenneth M. Vitor   16        88%      110,000         110,000       247,000          541,000
Associates I, a         Illinois
Limited Partnership




                                           -----------------------------------------------------------------------------------------
                                                                                As of December 31, 1998
                                           -----------------------------------------------------------------------------------------
                                                                       Partnership's                                    Encumbrances
                                                                       Total Investment  Amount of     Estimated        of Local
                                    General Partner  Number    Occu-   in Local Limited  Investment    Low Income       Limited
Partnership Name      Location         Name          of Units  pancy   Partnerships      Paid to Date  Housing Credits  Partnerships
------------------------------------------------------------------------------------------------------------------------------------

Tanglewood            Frankfurt,      Georg E. Maharg
Limited               Ohio            and Maharg
Partnership                           Realty, Inc.     36        100%      212,000         212,000       475,000        1,071,000

Village Lane          Farmington,     ERC Properties,
Properties, a         Arkansas        Inc.             36        100%      168,000         168,000       370,000          891,000
Limited Partnership

Whitted Forest        Hillsborough,   Hillsborough
Limited Partnership   North           Affordable
                      Carolina        Housing
                                      Corporation      35        100%      685,000         685,000     1,572,000        1,042,000

Wilcam Housing,       Camden,         Thomas H.
Ltd.                  Alabama         Cooksey and
                                      Apartment
                                      Developers,
                                      Inc.             19        100%      126,000         106,000       299,000          624,000

Wills Point Manor,    Wills Point,    1600 Capital
L.P.                  Texas           Company          24         96%      124,000         124,000       277,000          631,000

Windmere Associates   Lexington,      Alexander P.
Limited Partnership   Virginia        Fekas and
                                      Fred P.
                                      Bullington       38        100%      291,000         291,000       539,000        1,490,000

Woodlands Apart-      Mount           1600 Capital
ments, L.P.           Pleasant,       Company          48         96%      239,000         239,000       537,000        1,259,000
                      Texas

Woodview Limited      Chillicothe,    Michael K.
Partnership           Illinois and    Moore            36        100%      269,000         269,000       362,000        1,201,000
                      Glassford,                   ------       ----    ----------      ----------    ----------       ----------
                      Illinois                      1,685         96%  $10,908,000     $10,857,000   $23,565,000      $49,698,000
                                                   ======       ====    ==========      ==========    ==========       ==========






                                   -----------------------------------------
                                     For the year ended December 31, 1998
                                   -----------------------------------------
                                                                                   Low Income Housing Credits
Partnership Name                     Rental Income        Net Income/(loss)        Allocated to Partnership
-----------------------------------------------------------------------------------------------------------

Beaumont Elderly Housing, L.P.        $     93,000       $    (23,000)                         99%

Brownfield Seniors Community,
Ltd.                                        81,000             (4,000)                         99%

Buffalo Apartments, Ltd.                    84,000              10,000                         99%

Cambridge Court Associates
Limited Partnership                        134,000            (33,000)                         99%

Candleridge Apartments of
Bondurant L.P.                             108,000            (16,000)                         99%

Candleridge Apartments of
Waukee L.P.                                129,000               4,000                         99%

Carlinville Associates I, L.P.              55,000            (38,000)                         99%

Cherokee Housing, Ltd.                      65,000            (14,000)                         99%

Chester Associates  I, a Limited
Partnership                                 73,000            (35,000)                         99%

Clinton Terrace Apartments,
Ltd.                                        72,000            (13,000)                         99%

Coffeeville Housing, Ltd.                   45,000            (21,000)                         99%

Coosa County Housing, Ltd.                  56,000            (10,000)                         99%

Crockett Manor, Ltd.                       131,000            (14,000)                         99%

Crockett Manor Senior Citizens
Complex, Ltd.                              111,000             (9,000)                         99%

Delta Manor, L.P.                          145,000            (27,000)                         99%

Eupora Apartments, L.P.                    111,000            (31,000)                         99%

Fairview Village V, Limited
Partnership                                 75,000             (5,000)                         99%

Fox Lake Manor Limited
Partnership                                 42,000            (10,000)                         99%

Ft. Deposit Housing, Ltd.                   68,000            (21,000)                         99%

Gulf Coast Apartments, L.P.                191,000            (26,000)                         99%

Gulf Coast Apartments of Long
Beach, L.P.                                216,000            (21,000)                         99%




                                   -----------------------------------------
                                     For the year ended December 31, 1998
                                   -----------------------------------------
                                                                                   Low Income Housing Credits
Partnership Name                       Rental Income      Net Income/(loss)        Allocated to Partnership
-----------------------------------------------------------------------------------------------------------
Heritage Colonial Homes, L.P.              67,000            (14,000)                          99%

HOI Limited Partnership of
Benson                                    177,000            (26,000)                          99%

HOI Limited Partnership of
Dallas                                    199,000            (57,000)                          99%

HOI Limited Partnership of
Dunn                                      121,000            (17,000)                          99%

HOI Limited Partnership of
Kings Mt.                                 144,000            (37,000)                          99%

HOI Limited Partnership of Lee            266,000            (60,000)                          99%

HOI Limited Partnership of
Sanford                                   190,000            (33,000)                          99%

HOI Limited Partnership of
Selma                                     207,000            (26,000)                          99%

Killbuck Limited Partnership               77,000            (28,000)                          99%

Lake Ridge Apartments, L.P.               136,000            (13,000)                          99%

Levelland Manor, L.P.                     115,000            (20,000)                          99%

Logan Park Associates Limited
Partnership                               388,000            (56,000)                          99%

Meadow Run Associates Limited
Partnership                               156,000            (28,000)                          99%

Oakdale Senior Housing Limited
Partnership                               314,000           (152,000)                          99%

Orange Beach Housing, Ltd.                 98,000            (34,000)                          99%

Parks I Limited Partnership               210,000            (37,000)                          99%

Post Manor, L.P.                           68,000            (16,000)                          99%

Red Bud Associates I, a Limited
Partnership                                66,000            (29,000)                          99%

Steeleville Associates I, a
Limited Partnership                        49,000            (19,000)                          99%

Tanglewood Limited Partnership            102,000            (36,000)                          99%

                                       11



                                   -----------------------------------------
                                     For the year ended December 31, 1998
                                   -----------------------------------------
                                                                                  Low Income Housing Credits
Partnership Name                      Rental Income      Net Income/(loss)        Allocated to Partnership
-------------------------------------------------------------------------------------------------------------
Village Lane Properties, a
Limited Partnership                     193,000            (42,000)                           99%

Whitted Forest Limited
Partnership                             181,000            (13,000)                           99%

Wilcam Housing, Ltd.                     59,000            (16,000)                           99%

Wills Point Manor, L.P.                  79,000            (11,000)                           99%

Windmere Associates Limited
Partnership                             148,000            (38,000)                           99%

Woodlands Apartments, L.P.              154,000            (32,000)                           99%

Woodview Limited Partnership            152,000             (10,000)                          99%
                                   ------------        ------------

                                  $   6,201,000       $  (1,257,000)
                                   ============        ============

















                                       12

Item 3.  Legal Proceedings

NONE.

Item 4.  Submission of Matters to a Vote of Security Holders

NONE.

PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Item 5a.

(a) The Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit and none exists. Units can be assigned only if certain requirements in the Partnership Agreement are satisfied.

(b)  At December 31, 1998, there were 1,013 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d)  No unregistered securities were sold by the Partnership during 1998.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows as of December 31:


                                         1998             1997              1996             1995              1994
                                         ----             ----              ----             ----              ----
ASSETS
Cash and cash equivalents          $  338,486       $  333,368        $  448,311       $  519,652       $ 1,110,349
Investments in limited
   partnerships, net                4,811,538        5,923,350         7,221,643        8,840,410         9,933,747
Loans receivable                            -                -                 -                -           137,000
Other assets                                -                -               531           17,004               220
                                    ---------        ---------         ---------        ---------        ----------
                                  $ 5,150,024      $ 6,256,718       $ 7,670,485      $ 9,377,066      $ 11,181,316
                                    =========        =========         =========        =========        ==========

LIABILITIES
Due to limited partnerships         $  50,818        $  50,818         $  50,818       $  159,730        $  634,968
Accrued fees and expenses due
   to general partner and
   affiliates                       1,225,414          923,399           750,497          516,327           229,044

PARTNERS' EQUITY                    3,873,792        5,282,501         6,869,170        8,701,009        10,317,304
                                    ---------        ---------         ---------        ---------        ----------
                                  $ 5,150,024      $ 6,256,718       $ 7,670,485      $ 9,377,066      $ 11,181,316
                                    =========        =========         =========        =========        ==========


Selected results of operations, cash flows, and other information for the Partnership is as follows for the year ended December 31:


                                         1998             1997              1996             1995              1994
                                         ----             ----              ----             ----              ----
Loss from operations            $   (360,770)    $   (356,655)     $   (425,201)    $   (303,845)     $   (271,337)
Equity in loss from limited
   partnerships                   (1,047,939)      (1,230,014)       (1,406,638)      (1,312,450)       (1,323,487)
                                  ----------       ----------        ----------       ----------        ----------
Net loss                        $ (1,408,709)    $ (1,586,669)     $ (1,831,839)    $ (1,616,295)     $ (1,594,824)
                                  ==========       ==========        ==========       ==========        ==========

Net loss allocated to:
        General partner         $    (14,087)    $    (15,866)     $    (18,318)    $    (16,163)     $    (15,948)
                                  ==========       ==========        ==========       ==========        ==========
        Limited partners        $ (1,394,622)    $ (1,570,803)     $ (1,813,521)    $ (1,600,132)     $ (1,578,876)
                                  ==========       ==========        ==========       ==========        ==========
Net loss per limited partner
   unit                            $  (92.97)      $  (104.72)       $  (120.90)      $  (106.68)       $  (105.26)
                                  ==========       ==========        ==========       ==========        ==========
Outstanding weighted limited
   partner units                      15,000           15,000            15,000           15,000            15,000
                                  ==========       ==========        ==========       ==========        ==========


                                         1998             1997              1996             1995              1994
                                         ----             ----              ----             ----              ----
Net cash provided by
   (used in):
     Operating activities         $  (11,507)      $ (135,974)       $  (73,931)      $  (16,170)       $  (38,224)
     Investing activities             16,625           21,031             2,590         (574,527)       (3,316,719)
     Financing activities                  -                -                 -                -           702,892
                                  ----------       ----------        ----------       ----------        ----------
Net change in cash and cash
   equivalents                         5,118         (114,943)          (71,341)        (590,697)       (2,652,051)
Cash and cash equivalents,
   beginning of period               333,368          448,311           519,652        1,110,349         3,762,400
                                  ----------       ----------        ----------       ----------        ----------
Cash and cash equivalents,
   end of period                  $  338,486       $  333,368        $  448,311       $  519,652       $ 1,110,349
                                  ==========       ==========        ==========       ==========        ==========


Low Income Housing Credit per limited partner unit was as follows for the years ended December 31:


                                         1998             1997              1996             1995              1994
                                         ----             ----              ----             ----              ----
Federal                               $   157          $   157           $   157          $   152           $   119
State                                       -                -                 -                -                 -
                                       ------           ------            ------           ------            ------
Total                                 $   157          $   157           $   157          $   152           $   119
                                       ======           ======            ======           ======            ======

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Partnership's assets at December 31, 1998 consisted primarily of $338,000 in cash and aggregate investments in the forty-eight Local Limited Partnerships of $4,812,000. Liabilities at December 31, 1998 primarily consisted of $1,222,000 of accrued annual management fees due to the General Partners.

Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997. The Partnership's net loss for 1998 was $(1,409,000), reflecting a decrease of $178,000 from the net loss experienced in 1997. The decline in net loss is primarily due to equity in losses from limited partnerships which declined to $(1,048,000) in 1998 from $(1,230,000) in 1997. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships reached $0 during 1998. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. The reduction in equity losses recognized was partially offset by an increase in loss from operations of $(4,000) in 1998 to $(361,000), from $(357,000) in 1997, due to a comparable increase in office expense allocations.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996. The Partnership's net loss for 1997 was $(1,587,000), reflecting a decrease of $245,000 from the net loss experienced in 1996. The decline in net loss is primarily due to equity in losses from limited partnerships which declined to $(1,230,000) in 1997 from $(1,407,000) in 1996, because the investments in certain Local Limited Partnerships reached $0 during 1997. In addition, losses from operations decreased by $(68,000) in 1997 to $(357,000), from $(425,000) in 1996, due to the write off of $70,000 of bad debts in 1996 compared to $0 in 1997.

Cash Flows

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997. Net increase in cash in 1998 was $5,000, compared to net decrease in cash in 1997 of $(115,000). The change was due primarily to a decrease in operating costs paid to third parties partially offset by a decline in distributions from Local Limited Partnerships.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996. Net cash used in 1997 was $(115,000), compared to $(71,000) in 1996. The change was due primarily to an increase in operating costs paid to third parties partially offset by a decline in investments in Local Limited Partnerships.

During 1998 accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $(302,000). The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future forseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at December 31, 1998, to be sufficient to meet all currently forseeable future cash requirements.

Impact of Year 2000 Issue

The General Partner has assessed the Partnership's exposure to date sensitive computer systems that may not be operative subsequent to 1999. As a result of this assessment, the General Partner has executed a plan to minimize the Partnership's exposure to financial loss and/or disruption of normal business operations that may occur as a result of Year 2000 non-compliant computer systems.

Business Computer Systems

These systems include both computer hardware and software applications relating to operations such as financial reporting. The Partnership does not maintain its own systems and thus utilizes the computer systems of the General Partner. The General Partner developed a compliance plan for each of its business computer systems, with particular attention given to critical systems. The General Partner contracted with an outside vendor to evaluate, test and repair such systems. The assessment consisted of determining the compliance with Year 2000 of critical computer hardware and software. Incidences of non-compliance were found with respect to computer software applications and were corrected. The vendor found no instances of non-compliance with respect to computer hardware. The amount expended and to be expended by the General Partner is nominal.

The Local General Partners or property managers maintain the business computer systems that relate to the operations of the Local Limited Partnerships. The General Partner is in the process of obtaining completed questionnaires from such Local General Partners and property management companies to assess their respective Year 2000 readiness. The General Partner intends to identify those Local General Partners and property management companies that have systems critical to the operations of the Local Limited Partnerships that are not Year 2000 compliant. For those Local General Partners and property management companies which have business computer systems which will not be Year 2000 compliant prior to the Year 2000 and where the lack of such compliance is determined to have a potential material effect on the Partnership's financial condition and results of operations, the General Partner intends to develop contingency plans which may include changing property management companies.

Outside Vendors

The General Partner has obtained assurances from its suppliers of electrical power and banking and telecommunication services that their critical systems are all Year 2000 compliant. There exists, however, inherent uncertainty that all systems of outside vendors or other third parties on which the General Partner, and thus the Partnership, and the Local General Partners and property management companies, and thus the Local Limited Partnerships rely will be Year 2000 compliant. Therefore, the Partnership remains susceptible to the consequences of third party critical computer systems being non-compliant.

Personal Computers

The General Partner has determined that its personal computers and related software critical to the operations of the Partnership are Year 2000 compliant.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

              For The Years Ended December 31, 1998, 1997 and 1996

                                      with

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
WNC Housing Tax Credit Fund III, L.P.

We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund III, L.P. (a California Limited Partnership) (the "Partnership") as of December 31, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the limited partnerships in which WNC Housing Tax Credit Fund III, L.P. is a limited partner. These investments, as discussed in
Note 2 to the financial statements, are accounted for by the equity method. The investments in these limited partnerships represented 93% of the total assets of WNC Housing Tax Credit Fund III, L.P. at December 31, 1998. Substantially all of the financial statements of the limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund III, L.P. (a California Limited Partnership) as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                                BDO SEIDMAN, LLP


Orange County, California
April 1, 1999

INDEPENDENT AUDITORS' REPORT



To the Partners
WNC Housing Tax Credit Fund III, L.P.


We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund III, L.P. ( a California Limited Partnership) (the "Partnership") as of December 31, 1997, and the related statements of operations, partners' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the limited partnerships in which WNC Housing Tax Credit Fund III, L.P. is a limited partner. These investments, as discussed in Note 2 to the financial statements, are accounted for by the equity method. The investments in these limited partnerships represented 95% of the total assets of WNC Housing Tax Credit Fund III, L.P. at December 31, 1997. Substantially all of the financial statements of the limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund III, L.P. (a California Limited Partnership) as of December 31, 1997, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                       CORBIN & WERTZ



Irvine, California
March 23, 1998

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                           December 31, 1998 and 1997



                                              1998                    1997
                                              ----                    ----

ASSETS

Cash and cash equivalents               $        338,486        $        333,368
Investments in limited partnerships            4,811,538               5,923,350
  (Note 2)                                     ---------               ---------

                                        $      5,150,024        $      6,256,718
                                               =========               =========

LIABILITIES AND PARTNERS' EQUITY
  (DEFICIT)

Liabilities:
   Due to limited partnerships          $         50,818        $         50,818
      (Note 4)
   Accrued fees and expenses due to
      general partner and affiliates           1,225,414                 923,399
      (Note 3)                                 ---------               ---------

         Total liabilities                     1,276,232                 974,217
                                               ---------               ---------

Commitments and contingencies

Partners' equity (deficit):
   General partner                                (1,783)                 12,304
   Limited partners (15,000 units
      authorized; 15,000 units issued
      and outstanding at December 31,
      1998 and 1997)                           3,875,575               5,270,197
                                               ---------               ---------

         Total partners' equity                3,873,792               5,282,501
                                               ---------               ---------

                                        $      5,150,024        $      6,256,718
                                               =========               =========

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

              For The Years Ended December 31, 1998, 1997 and 1996


                                    1998              1997               1996
                                    ----              ----               ----


Interest income                $     14,043       $    11,158       $    16,756
                                  ---------         ---------          --------

Operating expenses:
   Amortization (Note 2)             47,248            47,248            47,176
   Asset management fees            299,473           299,473           299,473
     (Note 3)
   Bad debt expense                       -                 -            70,455
     (Note 2)
   Office                            28,092            21,092            24,853
                                  ---------         ---------          --------

     Total operating expenses       374,813           367,813           441,957
                                  ---------         ---------          --------

Loss from operations               (360,770)         (356,655)         (425,201)

Equity in losses of limited      (1,047,939)       (1,230,014)       (1,406,638)
     partnerships (Note 2)
                                 ----------        ----------        ----------

Net loss                      $  (1,408,709)     $ (1,586,669)    $  (1,831,839)
                                 ==========        ==========        ==========

Net loss allocable to:
   General partner            $     (14,087)     $    (15,866)    $     (18,318)
                                 ==========        ==========        ==========

   Limited partners           $  (1,394,622)     $ (1,570,803)    $  (1,813,521)
                                 ==========        ==========        ==========

Net loss per limited partner  $      (92.97)     $    (104.72)    $     (120.90)
     unit                        ==========        ==========        ==========

Outstanding weighted limited         15,000            15,000            15,000
     partner units               ==========        ==========        ==========

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For The Years Ended December 31, 1998, 1997 and 1996


                                 General          Limited
                                 Partner          Partners            Total
                                 -------          --------            -----

Partners' equity at
     January 1, 1996           $    46,488    $    8,654,521      $   8,701,009

Net loss                           (18,318)       (1,813,521)        (1,831,839)
                                 ---------        ----------         ----------

Partners' equity at
     December 31, 1996              28,170         6,841,000          6,869,170

Net loss                           (15,866)       (1,570,803)        (1,586,669)
                                 ---------        ----------         ----------

Partners' equity at
     December 31, 1997              12,304         5,270,197          5,282,501

Net loss                           (14,087)       (1,394,622)        (1,408,709)
                                 ---------        ----------         ----------

Partners' equity (deficit)
     at December 31, 1998       $   (1,783)    $   3,875,575       $  3,873,792
                                 =========        ==========         ==========

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For The Years Ended December 31, 1998, 1997 and 1996


                                   1998             1997               1996
                                   ----             ----               ----

Cash flows from operating
activities:
   Net loss                   $  (1,408,709)   $   (1,586,669)    $  (1,831,839)
   Adjustments to reconcile
     net loss to net cash
     used in operating
     activities:
         Amortization                47,248            47,248            47,176
         Bad debts                        -                 -            70,455
         Equity in losses
           from limited
           partnerships           1,047,939         1,230,014         1,406,638
         Change in other
           assets                         -               531              (531)
         Change in accrued
           fees and expenses
           due to general
           partner and
           affiliates               302,015           172,902           234,170
                                 -----------     -------------      ------------

Net cash used in
     operating activities           (11,507)         (135,974)          (73,931)
                                 -----------      ------------      ------------

Cash flows from investing
activities:
   Investments in limited
     partnerships, net                    -                 -           (20,939)
   Capitalized acquisition
     costs and fees                       -                 -            (2,100)
   Distributions from limited
      partnerships                   16,625            21,031            25,629
                                -----------       ------------      ------------

Net cash provided by
     investing activities            16,625            21,031             2,590
                                -----------       -----------       ------------

Net increase (decrease)
     in cash and cash
     equivalents                      5,118          (114,943)          (71,341)

Cash and cash equivalents,
     beginning of year              333,368           448,311           519,652
                                -----------       -----------       -----------

Cash and cash equivalents,
     end of year                $   338,486       $   333,368       $   448,311
                                ===========        ==========       ===========

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
   Taxes paid                   $       800       $       800       $       800
                                ===========        ==========       ===========

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

              For The Years Ended December 31, 1998, 1997 and 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

WNC Housing Tax Credit Fund III, L.P., a California Limited Partnership (the "Partnership"), was formed on May 10, 1991 under the laws of the State of California. The Partnership was formed to invest primarily in other limited partnerships (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complex") that are eligible for low income housing credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

The general partner is WNC Tax Credit Partners, L.P. (the "General Partner"), a California limited partnership. WNC & Associates, Inc. ("WNC") and Wilfred N. Cooper are the general partners of the General Partner. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust owns 66.8% of the outstanding stock of WNC. John B. Lester is the original limited partner of the Partnership and owns 28.6% of the outstanding stock of WNC.

The Partnership shall continue in full force and effect until December 31, 2050 unless terminated prior to that date pursuant to the partnership agreement or law.

The financial statements include only activity relating to the business of the Partnership, and do not give effect to any assets that the partners may have outside of their interests in the Partnership, or to any obligations, including income taxes, of the partners.

The partnership agreement authorized the sale of up to 15,000 units at $1,000 per Unit ("Units"). The offering of Units concluded on September 30, 1993 at which time 15,000 Units representing subscriptions in the amount of $15,000,000 had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and loss and in cash available for distribution from the Partnership. The limited partners will be allocated the remaining 99% interest in proportion to their respective investments.

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received proceeds equal to its capital contribution and a subordinated disposition fee (as described in Note 3) from the remainder, any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

Risks and Uncertainties

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low-income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

              For The Years Ended December 31, 1998, 1997 and 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Limited Local Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General
Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

In addition, Limited Partners are subject to risks in that the rules governing the low income housing credit are complicated, and the use of credits can be limited. The only material benefit from an investment in Units may be the low income housing credits. There are limits in the transferability of Units, and it is unlikely that a market for Units will develop. All management decisions will be made by the General Partner.

Method of Accounting for Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnership's are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (See Note 2).

Losses from Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital and amounted to $2,250,000 as of December 31, 1998 and 1997.

Use of Estimates

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

Cash and Cash Equivalents

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

At December 31, 1998, the Partnership has maintained cash balances at certain financial institutions in excess of the maximum federally insured amounts.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

              For The Years Ended December 31, 1998, 1997 and 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Net Loss Per Limited Partner Unit

Net loss per limited partnership unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net income per unit is not required.

Reporting Comprehensive Income

In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of partners' equity and bypass net income. The Partnership adopted the provisions of this statement in 1998. For the years presented, the Partnership has no elements of other comprehensive income, as defined by SFAS No. 130.

Reclassifications

Certain prior year balances have been reclassified to conform to the 1998 presentation.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of December 31, 1998 and 1997, the Partnership has acquired limited partnership interests in 48 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 1,685 apartment units. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses of the Local Limited Partnerships.

The Partnership's investments in limited partnerships as reflected in the balance sheets at December 31, 1998 and 1997, are approximately $1,608,000 and $1,465,000, respectively, greater than the Partnership's equity as shown in the Local Limited Partnerships' financial statements. This difference is primarily due to unrecorded losses, as discussed below, acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and to capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnerships' financial statements (See Note 4).

Equity in losses of the Local Limited Partnerships is recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

              For The Years Ended December 31, 1998, 1997 and 1996


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

At December 31, 1998, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, the Partnership's share of losses during the years ended December 31, 1998 and 1997 amounting to approximately $197,000 and $157,000, respectively, have not been recognized. As of December 31, 1998, the aggregate share of net losses not recognized by the Partnership amounted to $354,000.

The following is a summary of the equity method activity of the investments in limited partnerships for the years ended December 31:

                                             1998                    1997
                                             ----                    ----

Investments per balance sheet,
     beginning of year                    $   5,923,350          $    7,221,643
Equity in losses of limited
     partnerships                            (1,047,939)             (1,230,014)
Distributions paid                              (16,625)                (21,031)
Amortization of paid acquisition
     fees and costs                             (47,248)                (47,248)
                                             ----------              ----------

Investments in limited partnerships,
     end of year                          $   4,811,538          $    5,923,350
                                             ==========              ==========

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

              For The Years Ended December 31, 1998, 1997 and 1996


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

The financial information from the individual financial statements of the Local Limited Partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted in interest expense. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows:

                        COMBINED CONDENSED BALANCE SHEETS

                                              1998                    1997
                                              ----                    ----

ASSETS

Buildings and improvements,
     net of accumulated
     depreciation for 1998
     and 1997 of $10,899,000
     and $8,955,000, respectively       $     49,813,000        $     51,626,000
Land                                           4,076,000               4,077,000
Due from related parties                          21,000                  21,000

Other assets                                   4,332,000               3,906,000
                                              ----------              ----------

                                        $     58,242,000        $     59,630,000
                                              ==========              ==========
LIABILITIES

Mortgage and construction
     loans payable                      $     49,698,000        $     49,923,000
Due to related parties                         2,355,000               1,861,000
Other liabilities                              1,170,000               1,564,000
                                              ----------              ----------

                                              53,223,000              53,348,000
                                              ----------              ----------

PARTNERS' CAPITAL

WNC Housing Tax Credit
     Fund III, L.P.                            3,204,000               4,458,000
Other partners                                 1,815,000               1,824,000
                                              ----------              ----------
                                               5,019,000               6,282,000
                                              ----------              ----------

                                        $     58,242,000        $     59,630,000
                                              ==========              ==========

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

              For The Years Ended December 31, 1998, 1997 and 1996


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                              1998                1997                1996
                              ----                ----                ----

Revenues                  $    6,542,000     $     6,416,000     $    6,270,000

Expenses:
   Operating expenses          3,993,000           3,989,000          3,778,000
   Interest expense            1,862,000           1,873,000          1,922,000
   Depreciation and
     amortization              1,944,000           1,958,000          1,993,000
                              ----------          ----------         ----------

Total expenses                 7,799,000           7,820,000          7,693,000
                              ----------          ----------         ----------

Net loss                  $   (1,257,000)    $    (1,404,000)   $    (1,423,000)
                              ==========          ==========         ==========

Net loss allocable to
     the Partnership      $   (1,245,000)    $    (1,387,000)   $    (1,407,000)
                              ==========          ==========         ==========

Net loss recorded by
     the Partnership      $   (1,048,000)    $    (1,230,000)   $    (1,407,000)
                              ==========          ==========         ==========

In connection with tax credit adjustments, as defined in the partnership agreements, the Company had amounts due from certain Local Limited Partnerships. As of December 31, 1996, such amounts were deemed by management to be uncollectible. Accordingly, amounts were charged to operations totaling $70,455 for the year ended December 31, 1996.

Certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or their affiliates for the following items:

         Acquisition fees not to exceed 9% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of December 31, 1998 and 1997, the Partnership incurred acquisition fees of $1,350,000. Accumulated amortization of these capitalized costs was $250,125 and $205,129 as of December 31, 1998 and 1997, respectively.

         Reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.6% of the gross proceeds. As of December 31, 1998 and 1997, the Partnership incurred acquisition costs of $67,423, which have been included in investments in limited partnerships. Accumulated amortization was $12,319 and $10,067 as of December 31, 1998 and 1997, respectively.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

              For The Years Ended December 31, 1998, 1997 and 1996


NOTE 3 - RELATED PARTY TRANSACTIONS, continued

          An annual asset management fee equal to 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Management fees of $299,473 were incurred for 1998, 1997 and 1996, of which $0, $125,000 and $65,000 were paid during 1998, 1997 and 1996, respectively.

          A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2002 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to General Partner and affiliates as of December 31, 1998 and 1997 consist of the following:

                                              1998                    1997
                                              ----                    ----

Advances from WNC                     $          3,210         $             668

Asset management fee payable                 1,222,204                   922,731
                                            ----------               -----------

                                      $      1,225,414         $         923,399
                                            ==========               ===========

The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS

Payables to limited partnerships represent amounts which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

NOTE 5 - INCOME TAXES

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

(a)(1)

(i) On December 16, 1998, Corbin & Wertz, Irvine, California was dismissed as the Partnership's principal independent accountant.

(ii) During the last two fiscal years of the Partnership, the reports of Corbin & Wertz respecting the financial statements of the Partnership did not contain an adverse opinion or a disclaimer of opinion, nor were any such reports qualified or modified as to uncertainty, audit scope or accounting principles.

(iii) The decision to change accountants was approved by the board of directors of WNC & Associates, Inc., the general partner of the Partnership.

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

(a)(2)

On December 16, 1998, BDO Seidman, LLP, Costa Mesa, California was engaged as the Partnership's principal independent accountant. During the last two fiscal years and subsequent interim period of the Partnership, the Partnership did not consult BDO Seidman, LLP regarding (i) either, the application of accounting principles to a specified transaction; or the type of audit opinion that might be rendered on the Partnership's financial statements, or (ii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Securities and Exchange Commission Regulation S-K) or was a reportable event (as defined in Item 304(a)(1)(v) of Securities and Exchange Commission Regulation S-K).


UNIT III.

Item 10. Directors and Executive Officers of the Registrant

The Partnership has no directors or executive officers of its own. The following biographical information is presented for the directors and executive officers of Associates which has principal responsibility for the Partnership's affairs.

Directors and Executive Officers of WNC & Associates, Inc.

The directors of WNC & Associates, Inc. are Wilfred N. Cooper, Sr., who serves as Chairman of the Board, John B. Lester, Jr., David N. Shafer, Wilfred
N. Cooper, Jr. and Kay L. Cooper. The principal shareholders of WNC & Associates, Inc. are trusts established by Wilfred N. Cooper, Sr. and John B. Lester, Jr.

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

John B. Lester, Jr., age 65, is President, a Director, Secretary and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director of WNC Capital Corporation. Mr. Lester has 27 years of experience in engineering and construction and has been involved in real estate investment and acquisition activities since 1986 when he joined the Sponsor. Previously, he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries, which he co-founded in 1973. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

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

Michael L. Dickenson, age 42, is Vice President and Chief Financial Officer, and a member of the Acquisition Committee of WNC & Associates, Inc., and Chief Financial Officer of WNC Management, Inc. He has been involved with acquisition and investment activities with respect to real estate since 1985. Prior to joining the Sponsor in March 1999, he was the Director of Financial Services at TrizecHahn Centers Inc., a developer and operator of commercial real estate, from 1995 to 1999, a Senior Manager with E&Y Kenneth Leventhal Real Estate Group, Ernst & Young, LLP, from 1988 to 1995, and Vice President of Finance with Great Southwest Companies, a commercial and residential real estate developer, from 1985 to 1988. Mr. Dickenson is a member of the Financial Accounting Standards Committee for the National Association of Real Estate Companies and the American Institute of Certified Public Accountants, and a Director of HomeAid Southern California, a charitable organization affiliated with the building industry. He graduated from Texas Tech University in 1978 with a Bachelor of Business Administration - Accounting degree, and is a Certified Public Accountant in California and Texas.

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

Sy P. Garban, age 53, is Vice President - National Sales of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

N. Paul Buckland, age 36, is Vice President - Acquisitions of WNC & Associates, Inc. He has been involved in real estate acquisitions and investments since 1986 and has been employed with WNC & Associates, Inc. since 1994. Prior to that, he served on the development team of the Bixby Ranch that constructed apartment units and Class A office space in California and neighboring states, and as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

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


Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of indebtedness related to the Housing Complexes. Fees of $299,473 were incurred during the year ended December 31, 1998. The Partnership paid the General Partner or its affiliates $0 of those fees in 1998.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of an Housing Complex or Local Limited Partnership Interest. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Preferred Return on investment to the Limited Partners. "Preferred Return" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 16% through December 31, 2002, and (ii) 6% for the balance of the Partnerships term. No disposition fees have been paid.

(c) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $23,000 during the year ended December 31, 1998

(d) Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Credits, which approximated $24,000 for the General Partner for the year ended December 31, 1998. The General Partner is also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the year ended December 31, 1998.

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

(b)  Security Ownership of Management

     Neither the General Partner, its affiliates, nor any of the officers or directors of the General Partner or its affiliates own directly or beneficially any Units in the Partnership

(c)  Changes in Control

     The management and control of the General Partner may be changed at any time in accordance with their respective organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

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

Item 13.  Certain Relationships and Related Transactions

The General Partner manages all of the Partnership's affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership and the General Partner's interest in the Partnership, as discussed in Item 11 and in the notes to the Partnership's financial statements.

UNIT IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements

(a)(1)   Financial statements included in Part II hereof:

         Report of Independent Certified Public Accountants
         Independent Auditors' Report
         Balance Sheets, December 31, 1998 and 1997
         Statements of Operations  for the years ended  December 31, 1998,  1997 and 1996
         Statements   of   Partners'  Equity  (Deficit)  for   the  years  ended
           December 31, 1998, 1997 and 1996
         Statements of Cash  Flows  for  the years ended December 31, 1998, 1997 and 1996
         Notes to Financial Statements

(a)(2)   Financial statement schedules included in Part IV hereof:

         Report  of   Independent  Certified  Public  Accountants  on  Financial
           Statement Schedule
         Schedule III - Real Estate Owned by Local Limited Partnerships

(b)      Reports on Form 8-K.

1. A Form 8-K dated December 16, 1998 was filed on December 22, 1998 reporting the dismissal of the Partnership's former auditors and the engagement of new auditors. No financial statements were included.

(c)      Exhibits.

3.1 Articles of incorporation and by-laws: The registrant is not incorporated. The Partnership Agreement dated May 10, 1991 is included as Exhibit B to the Prospectus dated January 2, 1992, filed as Exhibit
         28.1 to Form 10 K for the year ended December 31, 1994.

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

10.33 Amended and Restated Agreement of Limited Partnership of Cambridge Court Associates Limited Partnership filed as exhibit 10.3 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 10.33.

10.34 Amended and Restated Agreement of Limited Partnership of Chester Associates I, A Limited Partnership filed as exhibit 10.4 to form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 10.34.

10.35 Amended and Restated Agreement of Limited Partnership of Red Bud Associates I, A Limited Partnership filed as exhibit 10.5 to form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 10.35.

10.36 Amended and Restated Agreement of Limited Partnership of Post Manor, L.P. filed as exhibit 10.6 to form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 10.36.

10.37 Amended and Restated Agreement of Limited Partnership of Steeleville Associates I, Al imited Partnership filed as exhibit 10.7 to form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 10.37.

10.38 Amended and Restated Agreement of Limited Partnership of Wills Point Manor, L.P. filed as exhibit 10.8 to form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 10.38.

10.39 Amended and Restated Agreement of Limited Partnership of Killbuck Limited Partnership filed as exhibit 10.9 to form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 10.39.

10.40 Amended and Restated Agreement of Limited Partnership of Coosa Co. Housing, Ltd. filed as exhibit 10.10 to form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 10.40.

10.41 Amended and Restated Agreement of Limited Partnership of Ft. Deposit Housing, Ltd. Filed as exhibit 10.11 to form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 10.41.

(d) Financial statement schedule follows, as set forth in subsection (a)(2) hereof.

               Report of Independent Certified Public Accountants on
                          Financial Statement Schedule




To the Partners
WNC Housing Tax Credit Fund III, L.P.


The audit referred to in our report dated April 1, 1999, relating to the 1998 financial statements of WNC Housing Tax Credit Fund III, L.P. (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedule. The financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion, such financial statement schedule presents fairly, in all material respects, the financial information set forth therein.


                                                     BDO SEIDMAN, LLP


Orange County, California
April 1, 1999

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships



                            --------------------------------------------------------------------------------------------------------
                                                                    As of December 31, 1998
                            --------------------------------------------------------------------------------------------------------

                                    Total Investment    Amount of      Encumbrances of
                                    in Local Limited    Investment     Local Limited     Property and     Accumulated       Net Book
 Partnership Name    Location       Partnerships        Paid to Date   Partnerships      Equipment        Depreciation      Value
------------------------------------------------------------------------------------------------------------------------------------

Beaumont Elderly     Beaumont,
Housing, L.P.        Mississippi     $   229,000        $  229,000     $    933,000      $  1,283,000     $   125,000    $ 1,158,000

Brownfield Seniors   Brownsfield,
Community, Ltd.      Texas               147,000           147,000          691,000           837,000          94,000        743,000

Buffalo Apartments,  Buffalo,
Ltd.                 Texas                91,000            91,000          388,000           552,000          67,000        485,000

Cambridge Court      Grottoes,
Associates Limited   Virginia            254,000           254,000        1,333,000         1,653,000         255,000      1,398,000
Partnership

Candleridge Apart-   Bondurant,
ments of Bondurant   Iowa                 99,000            99,000          605,000           767,000         156,000        611,000
L.P.

Candleridge Apart-   Waukee,
ments of Waukee      Iowa                101,000           101,000          659,000           800,000         146,000        654,000
L.P.
Carlinville          Carlinville,
Associates I, L.P.   Illinois            105,000           105,000          503,000           645,000         192,000        453,000

Cherokee Housing,    Cedar Bluff,
Ltd.                 Alabama             110,000           110,000          624,000           734,000         125,000        609,000

Chester Associates   Chester,
I, a Limited         Illinois            159,000           159,000          694,000         1,000,000         218,000        782,000
Partnership

Clinton Terrace      Albany,
Apartments, Ltd.     Kentucky            138,000           138,000          774,000           924,000         176,000        748,000

Coffeeville          Coffeeville,
Housing, Ltd.        Alabama             103,000           103,000          547,000           655,000         116,000        539,000

Coosa County         Rockford,
Housing, Ltd.        Alabama             103,000           103,000          566,000           686,000         129,000        557,000


WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships



                            --------------------------------------------------------------------------------------------------------
                                                                    As of December 31, 1998
                            --------------------------------------------------------------------------------------------------------

                                    Total Investment    Amount of      Encumbrances of
                                    in Local Limited    Investment     Local Limited     Property and     Accumulated       Net Book
 Partnership Name      Location       Partnerships        Paid to Date   Partnerships      Equipment        Depreciation      Value
------------------------------------------------------------------------------------------------------------------------------------

Crockett Manor,        Crockett,
Ltd.                   Texas              184,000           184,000          905,000       1,158,000          156,000     1,002,000

Crockett Manor         Crockett,
Senior Citizens        Texas              203,000           203,000        1,026,000       1,313,000          154,000     1,159,000
Complex, Ltd.

Delta Manor, L.P.      Techula,
                       Mississippi        227,000           227,000        1,239,000       1,543,000          363,000     1,180,000

Eupora Apartments,     Eupora,
L.P.                   Mississippi        138,000           138,000        1,208,000       1,422,000          232,000     1,190,000

Fairview Village       Carroll,
V, Limited             Iowa               119,000           119,000          597,000         767,000          137,000       630,000
Partnership

Fox Lake Manor         Fox Lake,
Limited Partnership    Wisconsin           84,000            84,000          376,000         480,000          101,000       379,000

Ft. Deposit            Fort Deposit,
Housing, Ltd.          Alabama            127,000           127,000          706,000         854,000          157,000       697,000

Gulf Coast             Gulfport,
Apartments, L.P.       Mississippi        320,000           320,000        1,454,000       1,838,000          424,000     1,414,000

Gulf Coast Apart-      Long Beach,
ments of Long          Mississippi        315,000           315,000        1,462,000       1,841,000          418,000     1,423,000
Beach, L.P.

Heritage Colonial      Blackshear,
Homes, L.P.            Georgia            125,000           115,000          530,000         752,000          113,000       639,000

HOI Limited            Benson,
Partnership of         North Carolina     269,000           269,000        1,234,000       1,684,000          275,000     1,409,000
Benson

HOI Limited            Dallas,
Partnership of         North Carolina     366,000           366,000        1,719,000       2,268,000          407,000     1,861,000
Dallas


WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships



                            --------------------------------------------------------------------------------------------------------
                                                                    As of December 31, 1998
                            --------------------------------------------------------------------------------------------------------

                                    Total Investment    Amount of      Encumbrances of
                                    in Local Limited    Investment     Local Limited     Property and     Accumulated       Net Book
 Partnership Name    Location       Partnerships        Paid to Date   Partnerships      Equipment        Depreciation      Value
------------------------------------------------------------------------------------------------------------------------------------

HOI Limited            Dunn, North
Partnership of         Carolina           170,000          170,000           830,000       1,077,000          195,000       882,000
Dunn

HOI Limited            Kings Mountain,
Partnership of         North Carolina     262,000          262,000         1,245,000       1,637,000          285,000     1,352,000
Kings Mt.

HOI Limited            Sanford, North
Partnership of         Carolina           419,000          419,000         2,008,000       2,640,000          426,000     2,214,000
Lee

HOI Limited            Sanford, North
Partnership of         Carolina           277,000          277,000         1,283,000       1,739,000          282,000     1,457,000
Sanford

HOI Limited            Selma, North
Partnership of         Carolina           271,000          271,000         1,250,000       1,746,000          304,000     1,442,000
Selma
Killbuck Limited       Killbuck,
 Partnership           Ohio               151,000          151,000           753,000         936,000          221,000       715,000

Lake Ridge             Tiptonville,
Apartments, L.P.       Tennessee          317,000          317,000         1,469,000       1,831,000          170,000     1,661,000

Levelland Manor,       Levelland,
L.P.                   Texas              175,000          175,000           909,000       1,121,000          157,000       964,000

Logan Park             Caldwell,
Associates Limited     Idaho              571,000          571,000         2,288,000       3,021,000          648,000     2,373,000
Partnership

Meadow Run             Gordonsville,
Associates Limited     Virginia           302,000          302,000         1,497,000       1,856,000          221,000     1,635,000
Partnership

Oakdale Senior         Oakdale,
Housing Limited        California         919,000          919,000         3,089,000       4,654,000          767,000     3,887,000
Partnership


WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships



                            --------------------------------------------------------------------------------------------------------
                                                                    As of December 31, 1998
                            --------------------------------------------------------------------------------------------------------

                                    Total Investment    Amount of      Encumbrances of
                                    in Local Limited    Investment     Local Limited     Property and     Accumulated       Net Book
 Partnership Name    Location       Partnerships        Paid to Date   Partnerships      Equipment        Depreciation      Value
------------------------------------------------------------------------------------------------------------------------------------

Orange Beach           Orange Beach,
Housing, Ltd.          Alabama           229,000           208,000        1,097,000       1,350,000          163,000     1,187,000

Parks I Limited        Chatham,
Partnership            Virginia          253,000           253,000        1,251,000       1,576,000          277,000     1,299,000

Post Manor, L.P.       Post, Texas       117,000           117,000          604,000         734,000          104,000       630,000

Red Bud Associates     Red Bud,
I, a Limited           Illinois          135,000           135,000          602,000         931,000          177,000       754,000
Partnership

Steeleville            Steeleville,
Associates I, a        Illinois          110,000           110,000          541,000         727,000          151,000       576,000
Limited Partnership

Tanglewood Limited     Frankfurt,
Partnership            Ohio              212,000           212,000        1,071,000       1,322,000          309,000     1,013,000

Village Lane           Farmington,
Properties, a          Arkansas          168,000           168,000          891,000         984,000          217,000       767,000
Limited Partnership

Whitted Forest         Hillsborough,
Limited Partnership    North Carolina    685,000           685,000        1,042,000       2,010,000          191,000     1,819,000

Wilcam Housing,        Camden,
Ltd.                   Alabama           126,000           106,000          624,000         758,000          110,000       648,000

Wills Point Manor,     Wills Point,
L.P.                   Texas             124,000           124,000          631,000         765,000          109,000       656,000

Windmere Associates    Lexington,
Limited Partnership    Virginia          291,000           291,000        1,490,000       1,839,000          208,000     1,631,000

Woodlands              Mount Pleasant,
Apartments, L.P.       Texas             239,000           239,000        1,259,000       1,527,000          216,000     1,311,000


WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships



                            --------------------------------------------------------------------------------------------------------
                                                                    As of December 31, 1998
                            --------------------------------------------------------------------------------------------------------

                                    Total Investment    Amount of      Encumbrances of
                                    in Local Limited    Investment     Local Limited     Property and     Accumulated       Net Book
 Partnership Name    Location       Partnerships        Paid to Date   Partnerships      Equipment        Depreciation      Value
------------------------------------------------------------------------------------------------------------------------------------

Woodview Limited     Chillicothe,
Partnership          Illinois and
                     Glassford,
                     Illinois            269,000           269,000        1,201,000       1,551,000          255,000     1,296,000
                                      ----------        ----------       ----------      ----------       ----------    ----------

                                   $  10,908,000      $ 10,857,000     $ 49,698,000    $ 64,788,000     $ 10,899,000   $53,889,000
                                      ==========        ==========       ==========      ==========       ==========    ==========










WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships



                                      ------------------------------------------------------------------------------
                                                          For the year ended December 31, 1998
                                      ------------------------------------------------------------------------------

          Partnership Name               Rental          Net        Year Investment    Status     Estimated Useful
                                         Income     Income/(loss)      Acquired                     Life (Years)
--------------------------------------------------------------------------------------------------------------------

Beaumont Elderly Housing, L.P.         $  93,000     $  (23,000)        1995         Completed                 45

Brownfield Seniors Community,
Ltd.                                      81,000         (4,000)        1994         Completed                 40

Buffalo Apartments, Ltd.                  84,000         10,000         1995         Completed                 35

Cambridge Court Associates Limited
Partnership                              134,000        (33,000)        1992         Completed                 35

Candleridge Apartments of Bondurant
L.P.                                     108,000        (16,000)        1992         Completed                 27.5

Candleridge Apartments of Waukee
L.P.                                     129,000          4,000         1992         Completed                 27.5

Carlinville Associates I, L.P.            55,000        (38,000)        1994         Completed                 30

Cherokee Housing, Ltd.                    65,000        (14,000)        1993         Completed                 40

Chester Associates  I, a Limited
Partnership                               73,000        (35,000)        1992         Completed                 27.5

Clinton Terrace Apartments, Ltd.          72,000        (13,000)        1993         Completed                 40

Coffeeville Housing, Ltd.                 45,000        (21,000)        1993         Completed                 40

Coosa County Housing, Ltd.                56,000        (10,000)        1992         Completed                 40

Crockett Manor, Ltd.                     131,000        (14,000)        1994         Completed                 40

Crockett Manor Senior Citizens
Complex, Ltd.                            111,000         (9,000)        1993         Completed                 50

Delta Manor, L.P.                        145,000        (27,000)        1993         Completed                 27.5

Eupora Apartments, L.P.                  111,000        (31,000)        1992         Completed                 40

Fairview Village V, Limited
Partnership                               75,000         (5,000)        1992         Completed                 40

Fox Lake Manor Limited Partnership        42,000        (10,000)        1994         Completed                 27.5

Ft. Deposit Housing, Ltd.                 68,000        (21,000)        1992         Completed                 40

Gulf Coast Apartments, L.P.              191,000        (26,000)        1993         Completed                 30


WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships


                                      ------------------------------------------------------------------------------
                                                          For the year ended December 31, 1998
                                      ------------------------------------------------------------------------------

          Partnership Name               Rental          Net        Year Investment    Status     Estimated Useful
                                         Income     Income/(loss)      Acquired                     Life (Years)
--------------------------------------------------------------------------------------------------------------------
Gulf Coast Apartments of Long Beach,
L.P.                                     216,000        (21,000)         1993        Completed               30

Heritage Colonial Homes, L.P.             67,000        (14,000)         1994        Completed               40

HOI Limited Partnership of Benson        177,000        (26,000)         1993        Completed               40

HOI Limited Partnership of Dallas        199,000        (57,000)         1993        Completed               40

HOI Limited Partnership of Dunn          121,000        (17,000)         1993        Completed               40

HOI Limited Partnership of Kings Mt.     144,000        (37,000)         1993        Completed               40

HOI Limited Partnership of Lee           266,000        (60,000)         1993        Completed               40

HOI Limited Partnership of Sanford       190,000        (33,000)         1993        Completed               40

HOI Limited Partnership of Selma         207,000        (26,000)         1993        Completed               40

Killbuck Limited Partnership              77,000        (28,000)         1992        Completed             27.5

Lake Ridge Apartments, L.P.              136,000        (13,000)         1994        Completed               50

Levelland Manor, L.P.                    115,000        (20,000)         1993        Completed               40

Logan Park Associates Limited
Partnership                              388,000        (56,000)         1993        Completed             27.5

Meadow Run Associates Limited
Partnership                              156,000        (28,000)         1992        Completed               35

Oakdale Senior Housing Limited
Partnership                              314,000       (152,000)         1993        Completed               30

Orange Beach Housing, Ltd.                98,000        (34,000)         1994        Completed               40

Parks I Limited Partnership              210,000        (37,000)         1993        Completed               40

Post Manor, L.P.                          68,000        (16,000)         1992        Completed               40

Red Bud Associates I, a Limited
Partnership                               66,000        (29,000)         1992        Completed             27.5

Steeleville Associates I, a Limited
Partnership                               49,000        (19,000)         1992        Completed             27.5

Tanglewood Limited Partnership           102,000        (36,000)         1992        Completed             27.5


WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships



                                      ------------------------------------------------------------------------------
                                                          For the year ended December 31, 1998
                                      ------------------------------------------------------------------------------

  Partnership Name                       Rental          Net        Year Investment    Status     Estimated Useful
                                         Income     Income/(loss)      Acquired                     Life (Years)
--------------------------------------------------------------------------------------------------------------------
Village Lane Properties, a Limited
Partnership                              193,000        (42,000)        1993        Completed                25

Whitted Forest Limited Partnership       181,000        (13,000)        1993        Completed                40

Wilcam Housing, Ltd.                      59,000        (16,000)        1993        Completed                40

Wills Point Manor, L.P.                   79,000        (11,000)        1992        Completed                40

Windmere Associates Limited
Partnership                              148,000        (38,000)        1992        Completed                35

Woodlands Apartments, L.P.               154,000        (32,000)        1992        Completed                40

Woodview Limited Partnership             152,000        (10,000)        1992        Completed                40
                                      ----------      ---------


                                      $6,201,000    $(1,257,000)
                                       =========     ==========


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

WNC HOUSING TAX CREDIT FUND III, L.P.

By:  WNC Tax Credit Partners, L.P.      General Partner of the Registrant

By:  WNC & Associates, Inc.             General Partner of WNC California Tax
                                        Credit Partners III, L.P.


By:  /s/ John B. Lester, Jr.
John B. Lester, Jr., President of WNC & Associates, Inc.

Date: June 23, 1999


By:  /s/ Michael L. Dickenson
Michael  L.  Dickenson,
Vice-President -  Chief  Financial  Officer  of  WNC  & Associates, Inc.

Date: June 23, 1999


By:  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr., General Partner

Date: June 23, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr., Chairman of the Board of WNC & Associates, Inc.

Date: June 23, 1999


By: /s/ John B. Lester, Jr.
John B. Lester, Jr., Director of WNC & Associates, Inc.

Date: June 23, 1999


By:  /s/ David N. Shafer
David N Shafer, Director of WNC & Associates, Inc.

Date: June 23, 1999