Form 10-K
period 1999-03-31
WNC HOUSING TAX CREDIT FUND III L P
filed 1999-08-09
CIK 875278

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

  O ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    For the fiscal year ended _______________

                                       OR

     X TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from January 1, 1999 to March 31, 1999

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

                                      NONE

UNIT I.

Item 1.  Business

Organization

WNC Housing Tax Credit Fund III, L.P. ("the Partnership") is a California Limited Partnership formed under the laws of the State of California on May 10, 1991. The Partnership was formed to acquire limited partnership interests in other limited partnerships or limited liability companies ("Local Limited Partnerships") which own multifamily apartment complexes that are eligible for low-income housing federal and, in some cases, California income tax credits (the "Low Income Housing Credit").

The general partner of the Partnership is WNC Tax Credit Partners, L.P. ("TCP" or the "General Partner"). The general partners of TCP are WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper, Sr. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of Associates. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, as amended by Supplements thereto (the "Partnership Agreement"), will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the
Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Credits.

As of March 31, 1999, the Partnership had invested in forty-eight Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the forty-eight Housing Complexes as of the dates and for the periods indicated:


                                                        ------------------------------ ---------------------------------------------
                                                              As of March 31, 1999                As of December 31, 1998
                                                        ------------------------------ ---------------------------------------------
                                                        Partnership's                                                   Encumbrances
                                                        Total Investment  Amount of                     Estimated Low   of Local
Partnership                            General Partner  in Local Limited  Investment    Number   Occu-  Income Housing  Limited
Name                   Location        Name             Partnerships      Paid to Date  of Units pancy  Credits         Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Beaumont Elderly       Beaumont,       Donald W. Sowell    $    229,000   $  229,000      30       100%   $     462,000   $  933,000
Housing, L.P.          Mississippi

Brownfield Seniors     Brownfield,     Winston Sullivan         147,000      147,000      24       100%         292,000      691,000
Community, Ltd.        Texas

Buffalo Apartments,    Buffalo,        Donald W. Sowell          91,000       91,000      24       100%         177,000      388,000
Ltd.                   Texas

Cambridge Court        Grottoes,       Alexander P. Fekas
Associates Limited     Virginia        and Fred P. Bullington   254,000      254,000      39       100%         557,000    1,333,000
Partnership

Candleridge            Bondurant,      Eric A. Sheldahl          99,000       99,000      23       100%         222,000      605,000
Apartments of          Iowa
Bondurant L.P.

Candleridge            Waukee,         Eric A. Sheldahl         101,000      101,000      23       100%         227,000      659,000
Apartments of Waukee   Iowa
L.P.

Carlinville            Carlinville,    Kenneth M. Vitor         105,000      105,000      20        75%         208,000      503,000
Associates I, L.P.     Illinois

Cherokee Housing, Ltd. Cedar Bluff,    Thomas H. Cooksey and
                       Alabama         Apartment Developers,
                                       Inc.                     110,000      110,000      19       100%         272,000      624,000

Chester Associates     Chester,        Kenneth M. Vitor         159,000      159,000      24        88%         358,000      694,000
I, a Limited
Partnership

Clinton Terrace        Albany,         Eddie C. Dalton          138,000      138,000      24        92%         290,000      774,000
Apartments, Ltd.       Kentucky

                                                        ------------------------------ ---------------------------------------------
                                                              As of March 31, 1999                As of December 31, 1998
                                                        ------------------------------ ---------------------------------------------
                                                        Partnership's                                                   Encumbrances
                                                        Total Investment  Amount of                     Estimated Low   of Local
Partnership                            General Partner  in Local Limited  Investment    Number   Occu-  Income Housing  Limited
Name                   Location        Name             Partnerships      Paid to Date  of Units pancy  Credits         Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Coffeeville Housing,   Coffeeville,    Thomas H. Cooksey and
Ltd.                   Alabama         Apartment Developers,
                                       Inc.                     103,000      103,000      19        63%         239,000      547,000

Coosa County Housing,  Rockford,       Thomas H. Cooksey and
Ltd.                   Alabama         Apartment Developers,
                                       Inc.                     103,000      103,000      19        90%         265,000      566,000

Crockett Manor, Ltd.   Crockett,       Jean Johnson             184,000      184,000      40        98%         383,000      905,000
                       Texas

Crockett Manor Senior  Crockett,       Jean Johnson             203,000      203,000      36        94%         446,000    1,026,000
Citizens Complex, Ltd. Texas

Delta Manor, L.P.      Techula,        Glenn D. Miller          227,000      227,000      36        94%         499,000    1,239,000
                       Mississippi

Eupora Apartments,     Eupora,         Richard Tenhet and
L.P.                   Mississippi     Geraldine Tenhet         138,000      138,000      36       100%         310,000    1,208,000

Fairview Village V,    Carroll,        Kevin A. Bierl           119,000      119,000      20       100%         273,000      597,000
Limited Partnership    Iowa

Fox Lake Manor         Fox Lake,       William E. Paschke,
Limited Partnership    Wisconsin       Jr. and Robert E.
                                       Campbell                  84,000       84,000      12        75%         161,000      376,000

Ft. Deposit Housing,   Fort Deposit,   Thomas H. Cooksey and
Ltd.                   Alabama         Apartment Developers,
                                       Inc.                     127,000      127,000      23        83%         330,000      706,000

Gulf Coast             Gulfport,       Philip Napier            320,000      320,000      59        98%         698,000    1,454,000
Apartments, L.P.       Mississippi

                                                        ------------------------------ ---------------------------------------------
                                                              As of March 31, 1999                As of December 31, 1998
                                                        ------------------------------ ---------------------------------------------
                                                        Partnership's                                                   Encumbrances
                                                        Total Investment  Amount of                     Estimated Low   of Local
Partnership                            General Partner  in Local Limited  Investment    Number   Occu-  Income Housing  Limited
Name                   Location        Name             Partnerships      Paid to Date  of Units pancy  Credits         Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Gulf Coast Apartments  Long Beach,     Philip Napier            315,000      315,000      60        95%         685,000    1,462,000
of Long Beach, L.P.    Mississippi

Heritage Colonial      Blackshear,     Robert J. Deharder
Homes, L.P.            Georgia         and Jacqueline F.
                                       McPhillips               125,000      115,000      20       100%         126,000      530,000

HOI Limited            Benson, North   Housing
Partnership of Benson  Carolina        Opportunities, Inc.      269,000      269,000      50        98%         577,000    1,234,000

HOI Limited            Dallas, North   Housing
Partnership of Dallas  Carolina        Opportunities, Inc.      366,000      366,000      60       100%         787,000    1,719,000

HOI Limited            Dunn, North     Housing
Partnership of Dunn    Carolina        Opportunities, Inc.      170,000      170,000      34        97%         366,000      830,000

HOI Limited            Kings Mountain, Housing
Partnership of Kings   North Carolina  Opportunities, Inc.      262,000      262,000      46        98%         563,000    1,245,000
Mt.

HOI Limited            Sanford, North  Housing
Partnership of Lee     Carolina        Opportunities, Inc.      419,000      419,000      78        93%         901,000    2,008,000

HOI Limited            Sanford, North  Housing
Partnership of Sanford Carolina        Opportunities, Inc.      277,000      277,000      50       100%         594,000    1,283,000

HOI Limited            Selma, North    Housing
Partnership of Selma   Carolina        Opportunities, Inc.      271,000      271,000      58        98%         582,000    1,250,000

Killbuck Limited       Killbuck,       Georg E. Maharg          151,000      151,000      24       100%         338,000      753,000
Partnership            Ohio

                                                        ------------------------------ ---------------------------------------------
                                                              As of March 31, 1999                As of December 31, 1998
                                                        ------------------------------ ---------------------------------------------
                                                        Partnership's                                                   Encumbrances
                                                        Total Investment  Amount of                     Estimated Low   of Local
Partnership                            General Partner  in Local Limited  Investment    Number   Occu-  Income Housing  Limited
Name                   Location        Name             Partnerships      Paid to Date  of Units pancy  Credits         Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Lake Ridge             Tiptonville,    Lewis Beasley, Jr.
Apartments, L.P.       Tennessee       and Carol Beasley        317,000      317,000      44       100%         647,000    1,469,000

Levelland Manor, L.P.  Levelland,      1600 Capital Company     175,000      175,000      36        97%         393,000      909,000
                       Texas

Logan Park Associates  Caldwell,       Riley J. Hill            571,000      571,000      50       100%       1,281,000    2,288,000
Limited Partnership    Idaho

Meadow Run Associates  Gordonsville,   Alexander P. Fekas
Limited Partnership    Virginia        and Fred P. Bullington   302,000      302,000      43       100%         662,000    1,497,000

Oakdale Senior         Oakdale,        Oakdale Senior
Housing Limited        California      Housing Corporation      919,000      919,000      80       100%       2,110,000    3,089,000
Partnership

Orange Beach Housing,  Orange Beach,   Thomas H. Cooksey and
Ltd.                   Alabama         Apartment Developers,
                                       Inc.                     229,000      208,000      31       100%         472,000    1,097,000

Parks I Limited        Chatham,        Sallie B. Garst and
Partnership            Virginia        Lillien S. Brown         253,000      253,000      39       100%         568,000    1,251,000

Post Manor, L.P.       Post, Texas     1600 Capital Company     117,000      117,000      24        96%         263,000      604,000

Red Bud Associates I,  Red Bud,        Kenneth M. Vitor         135,000      135,000      20        90%         303,000      602,000
a Limited Partnership  Illinois

Steeleville            Steeleville,    Kenneth M. Vitor         110,000      110,000      16        88%         247,000      541,000
Associates I, a        Illinois
Limited Partnership

                                                        ------------------------------ ---------------------------------------------
                                                              As of March 31, 1999                As of December 31, 1998
                                                        ------------------------------ ---------------------------------------------
                                                        Partnership's                                                   Encumbrances
                                                        Total Investment  Amount of                     Estimated Low   of Local
Partnership                            General Partner  in Local Limited  Investment    Number   Occu-  Income Housing  Limited
Name                   Location        Name             Partnerships      Paid to Date  of Units pancy  Credits         Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Tanglewood Limited     Frankfurt,      Georg E. Maharg and
Partnership            Ohio            Maharg Realty, Inc.      212,000      212,000      36       100%         475,000    1,071,000

Village Lane           Farmington,     ERC Properties, Inc.     168,000      168,000      36       100%         370,000      891,000
Properties, a Limited  Arkansas
Partnership

Whitted Forest         Hillsborough,   Hillsborough
Limited Partnership    North Carolina  Affordable Housing
                                       Corporation              685,000      685,000      35       100%       1,572,000    1,042,000

Wilcam Housing, Ltd.   Camden,         Thomas H. Cooksey and
                       Alabama         Apartment Developers,
                                       Inc.                     126,000      106,000      19       100%         299,000      624,000

Wills Point Manor,     Wills Point,    1600 Capital Company     124,000      124,000      24        96%         277,000      631,000
L.P.                   Texas

Windmere Associates    Lexington,      Alexander P. Fekas
Limited Partnership    Virginia        and Fred P. Bullington   291,000      291,000      38       100%         539,000    1,490,000

Woodlands Apartments,  Mount Pleasant, 1600 Capital Company     239,000      239,000      48        96%         537,000    1,259,000
L.P.                   Texas

Woodview Limited       Chillicothe,    Michael K. Moore         269,000      269,000      36       100%         362,000    1,201,000
Partnership            Illinois and                          ----------   ----------   -----     ------      ----------   ----------
                       Glassford,                          $ 10,908,000 $ 10,857,000   1,685        96%    $ 23,565,000 $ 49,698,000
                       Illinois                              ==========   ==========   =====     ======      ==========   ==========

                                       9

                                   ---------------------------------------------
                                         For the year ended December 31, 1998
                                   ---------------------------------------------
                                                                 Low Income
                                                    Net          Housing Credits
                                       Rental       Income/      Allocated to
Partnership Name                       Income       (loss)       Partnership
--------------------------------------------------------------------------------
Beaumont Elderly Housing, L.P.       $  93,000   $  (23,000)              99%

Brownfield Seniors Community, Ltd.      81,000       (4,000)              99%

Buffalo Apartments, Ltd.                84,000       10,000               99%

Cambridge Court Associates
Limited Partnership                    134,000      (33,000)              99%

Candleridge Apartments of
Bondurant L.P.                         108,000      (16,000)              99%

Candleridge Apartments of Waukee
L.P.                                   129,000        4,000               99%

Carlinville Associates I, L.P.          55,000      (38,000)              99%

Cherokee Housing, Ltd.                  65,000      (14,000)              99%

Chester Associates  I, a Limited
Partnership                             73,000      (35,000)              99%

Clinton Terrace Apartments, Ltd.        72,000      (13,000)              99%

Coffeeville Housing, Ltd.               45,000      (21,000)              99%

Coosa County Housing, Ltd.              56,000      (10,000)              99%

Crockett Manor, Ltd.                   131,000      (14,000)              99%

Crockett Manor Senior Citizens
Complex, Ltd.                          111,000       (9,000)              99%

Delta Manor, L.P.                      145,000      (27,000)              99%

Eupora Apartments, L.P.                111,000      (31,000)              99%

                                   ---------------------------------------------
                                         For the year ended December 31, 1998
                                   ---------------------------------------------
                                                                 Low Income
                                                    Net          Housing Credits
                                       Rental       Income/      Allocated to
Partnership Name                       Income       (loss)       Partnership
--------------------------------------------------------------------------------
Fairview Village V, Limited
Partnership                             75,000       (5,000)              99%

Fox Lake Manor Limited Partnership
                                        42,000      (10,000)              99%

Ft. Deposit Housing, Ltd.               68,000      (21,000)              99%

Gulf Coast Apartments, L.P.            191,000      (26,000)              99%

Gulf Coast Apartments of Long
Beach, L.P.                            216,000      (21,000)              99%

Heritage Colonial Homes, L.P.           67,000      (14,000)              99%

HOI Limited Partnership of Benson
                                       177,000      (26,000)              99%

HOI Limited Partnership of Dallas
                                       199,000      (57,000)              99%

HOI Limited Partnership of Dunn
                                       121,000      (17,000)              99%

HOI Limited Partnership of Kings
Mt.                                    144,000      (37,000)              99%

HOI Limited Partnership of Lee         266,000      (60,000)              99%

HOI Limited Partnership of Sanford
                                       190,000      (33,000)              99%

HOI Limited Partnership of Selma
                                       207,000      (26,000)              99%

Killbuck Limited Partnership            77,000      (28,000)              99%

Lake Ridge Apartments, L.P.            136,000      (13,000)              99%

Levelland Manor, L.P.                  115,000      (20,000)              99%

Logan Park Associates Limited
Partnership                            388,000      (56,000)              99%

                                   ---------------------------------------------
                                         For the year ended December 31, 1998
                                   ---------------------------------------------
                                                                 Low Income
                                                    Net          Housing Credits
                                       Rental       Income/      Allocated to
Partnership Name                       Income       (loss)       Partnership
--------------------------------------------------------------------------------
Meadow Run Associates Limited
Partnership                            156,000      (28,000)              99%

Oakdale Senior Housing Limited
Partnership                            314,000     (152,000)              99%

Orange Beach Housing, Ltd.              98,000      (34,000)              99%

Parks I Limited Partnership            210,000      (37,000)              99%

Post Manor, L.P.                        68,000      (16,000)              99%

Red Bud Associates I, a Limited
Partnership                             66,000      (29,000)              99%

Steeleville Associates I, a
Limited Partnership                     49,000      (19,000)              99%

Tanglewood Limited Partnership         102,000      (36,000)              99%

Village Lane Properties, a
Limited Partnership                    193,000      (42,000)              99%

Whitted Forest Limited Partnership     181,000      (13,000)              99%

Wilcam Housing, Ltd.                    59,000      (16,000)              99%

Wills Point Manor, L.P.                 79,000      (11,000)              99%

Windmere Associates Limited
Partnership                            148,000      (38,000)              99%

Woodlands Apartments, L.P.             154,000      (32,000)              99%

Woodview Limited Partnership           152,000      (10,000)              99%
                                     ---------    ---------
                                 $   6,201,000 $ (1,257,000)
                                     =========    =========

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

(b)  At March 31, 1999, there were 1,021 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the three months ended March 31, 1999.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                               March 31                                      December 31
                      --------------------------  ----------------------------------------------------------------
                               1999         1998         1998         1997         1996         1995         1994
                               ----         ----         ----         ----         ----         ----         ----
                                      (Unaudited)
ASSETS
Cash and cash
  equivalents          $    335,746 $    344,474 $    338,486 $    333,368 $    448,311 $    519,652 $  1,110,349
Investments in
  limited
  partnerships, net       4,556,343    5,607,369    4,811,538    5,923,350    7,221,643    8,840,410    9,933,747
Loans receivable                  -            -            -            -            -            -      137,000
Other assets                      -          259            -            -          531       17,004          220
                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
                       $  4,892,089 $  5,952,102 $  5,150,024 $  6,256,718 $  7,670,485 $  9,377,066 $ 11,181,316
                         ==========   ==========   ==========   ==========   ==========   ==========   ==========
LIABILITIES
Due to limited
  partnerships         $     50,818 $     50,818 $     50,818 $     50,818 $     50,818 $    159,730 $    634,968
Accrued fees and
  expenses
  due to general
  partner
  and affiliates          1,295,236      997,600    1,225,414      923,399      750,497      516,327      229,044

PARTNERS' EQUITY          3,546,035    4,903,684    3,873,792    5,282,501    6,869,170    8,701,009   10,317,304
                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
                       $  4,892,089 $  5,952,102 $  5,150,024 $  6,256,718 $  7,670,485 $  9,377,066 $ 11,181,316
                         ==========   ==========   ==========   ==========   ==========   ==========   ==========


Selected results of operations, cash flows, and other information for the Partnership is as follows for the periods indicated:

                           For the Three Months                           For the Years Ended
                              Ended March 31                                  December 31
                          -----------------------   ----------------------------------------------------------------
                               1999         1998         1998         1997         1996         1995         1994
                               ----         ----         ----         ----         ----         ----         ----
                                      (Unaudited)

Loss from operations    $   (96,591) $   (86,217) $  (360,770) $  (356,655) $  (425,201) $  (303,845) $  (271,337)

Equity in losses of
  limited
  partnerships             (231,166)    (292,600)  (1,047,939)  (1,230,014)  (1,406,638)  (1,312,450)  (1,323,487)
                          ---------    ---------   ----------   ----------   ----------   ----------   ----------
Net loss                $  (327,757) $  (378,817) $(1,408,709) $(1,586,669) $(1,831,839) $(1,616,295) $(1,594,824)
                          =========    =========   ==========   ==========   ==========   ==========   ==========
Net loss allocated to:
   General partner      $    (3,278) $    (3,788) $   (14,087) $   (15,866) $   (18,318) $   (16,163) $   (15,948)
                          =========    =========   ==========   ==========   ==========   ==========   ==========
   Limited partners     $  (324,479) $  (375,029) $(1,394,622) $(1,570,803) $(1,813,521) $(1,600,132) $(1,578,876)
                          =========    =========   ==========   ==========   ==========   ==========   ==========
Net loss per limited
  partner unit          $    (21.63) $    (25.00) $    (92.97) $   (104.72) $   (120.90) $   (106.68) $   (105.26)
                          =========    =========   ==========   ==========   ==========   ==========   ==========
Outstanding weighted
  limited partner
  units                      15,000       15,000       15,000       15,000       15,000       15,000       15,000
                          =========    =========   ==========   ==========   ==========   ==========   ==========

                           For the Three Months                           For the Years Ended
                              Ended March 31                                  December 31
                          ------------------------  ----------------------------------------------------------------
                               1999         1998         1998         1997         1996         1995         1994
                               ----         ----         ----         ----         ----         ----         ----
                                      (Unaudited)
Net cash provided by
  (used in):
    Operating activities  $ (14,957)        (463)     (11,507)  $ (135,974) $   (73,931) $   (16,170)$    (38,224)
    Investing activities     12,217       11,569       16,625       21,031        2,590     (574,527)  (3,316,719)
    Financing activities          -            -            -            -            -            -      702,892
                          ---------    ---------   ----------   ----------   ----------   ----------   ----------
Net change in cash and
  cash equivalents           (2,740)      11,106        5,118     (114,943)     (71,341)    (590,697)  (2,652,051)

Cash and cash
  equivalents,
  beginning of period       338,486      333,368      333,368      448,311      519,652    1,110,349    3,762,400
                          ---------    ---------   ----------   ----------   ----------   ----------   ----------
Cash and cash
  equivalents,
  end of period         $   335,746  $   344,474  $   338,486      333,368 $    448,311 $    519,652 $  1,110,349
                          =========    =========   ==========   ==========   ==========   ==========   ==========

Low Income  Housing  Credit per Unit was as follows for the years ended
December 31:

                          1998            1997             1996            1995             1994
                          ----            ----             ----            ----             ----
 Federal       $           157  $          157   $          157  $          152  $           119
 State                       -               -                -               -                -
                      ---------       ---------        ---------       ---------       ----------
 Total         $           157  $          157   $          157  $          152  $           119
                      =========       =========        =========       =========       ==========


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Partnership's assets at March 31, 1999 consisted primarily of $335,746 in cash and aggregate investments in the forty-eight Local Limited Partnerships of $4,556,343. Liabilities at March 31, 1999 primarily consisted of $1,292,273 of accrued annual management fees due to the General Partner.

Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998. The Partnership's net loss for the three months ended March 31, 1999 was $(328,000), reflecting a decrease of $51,000 from the net loss experienced for the three months ended March 31, 1998. The decline in net loss is primarily due to equity in losses of limited partnerships which declined by $62,000 to $(231,000) for the three months ended March 31, 1999 from $(293,000) for the three months ended March 31, 1998. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships reached $0 during the period from March 31, 1998 to March 31, 1999. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. The reduction in equity losses recognized was partially offset by an increase in loss from operations of $11,000 to $(97,000) for the three months ended March 31, 1999 from $(86,000) for the three months ended March 31, 1998, due to a comparable increase in office expense allocations, partially offset by an increase in interest income.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997. The Partnership's net loss for 1998 was $(1,409,000), reflecting a decrease of $178,000 from the net loss experienced in 1997. The decline in net loss is primarily due to equity in losses from limited partnerships which declined to $(1,048,000) in 1998 from $(1,230,000) in 1997. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships reached $0 during 1998. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. The reduction in equity losses recognized was partially offset by an increase in loss from operations of $4,000 in 1998 to $(361,000), from $(357,000) in 1997, due to a comparable increase in office expense allocations.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996. The Partnership's net loss for 1997 was $(1,587,000), reflecting a decrease of $245,000 from the net loss experienced in 1996. The decline in net loss is primarily due to equity in losses from limited partnerships which declined to $(1,230,000) in 1997 from $(1,407,000) in 1996, because the investments in certain Local Limited Partnerships reached $0 during 1997. In addition, losses from operations decreased by $68,000 in 1997 to $(357,000), from $(425,000) in 1996, due to the write off of $70,000 of bad debts in 1996 compared to $0 in 1997.

Cash Flows

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998. Net cash used during the three months ended March 31,1999 was $(3,000) compared to a net cash increase of $11,000 for the three months ended March 31, 1998. The change was due primarily to an increase in operating costs paid to third parties.

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

During the three months ended March 31, 1999 and the year ended December 31, 1998, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $70,000 and $302,000, respectively. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future forseeable working capital requirements of the Partnership. The Partnership expects its future cash flows, together with its net available assets at March 31, 1999, to be sufficient to meet all currently forseeable future cash requirements.

Impact of Year 2000

WNC & Associates, Inc.

Status of Readiness

Information Technology (IT) Systems. The Partnership relies on the IT systems of WNC, its ultimate general partner. IT systems include computer hardware and software used to produce financial reports and tax return information. This information is then used to generate reports to investors and regulatory agencies, including the Internal Revenue Service and the Securities and Exchange Commission. The IT systems of WNC are year 2000 compliant.

Non-IT Systems. The Partnership also relies on the non-IT systems of WNC. Non-IT systems include machinery and equipment such as telephones, voice mail and electronic postage equipment. Except for one telephone system, the non-IT systems of WNC are year 2000 compliant. The one telephone system will require the replacement of one computer and one software application, both of which will be completed on or before October 1, 1999.

Service Providers. WNC also relies on the IT and non-IT systems of service providers. Service providers include utility companies, financial institutions, telecommunications carriers, municipalities, and other outside vendors. WNC has obtained verbal assurances from its material service providers (electrical power provider, financial institutions and telecommunications carriers) that their IT and non-IT systems are year 2000 compliant. There can be no assurance that this compliance information is correct. There also can be no assurance that the systems of other, less-important service providers and outside vendors will be year 2000 compliant.

Costs to Address Year 2000 Issues

The cost to address year 2000 issues for WNC has been less than $20,000. The cost to replace the telephone system noted above will be less than $5,000. The cost to deal with potential year 2000 issues of other outside vendors cannot be estimated at this time.

Risk of Year 2000 Issues

The most reasonable and likely result from non-year 2000 compliance of systems of the service providers noted above will be the disruption of normal business operations for WNC. This disruption would, in turn, lead to delays in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst case scenario would be the replacement of a service provider. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Local Limited Partnerships

Status of Readiness

WNC is in the process of obtaining year 2000 certifications from each Local General Partner of each Local Limited Partnership. Those certifications will represent to the Partnership that the IT and non-IT systems critical to the operation of the Housing Complexes and investor reporting to the Partnership are year 2000 compliant. These certifications will also represent to the Partnership that the IT and non-IT systems of property management companies, independent accountants, electrical power providers, financial institutions and telecommunications carriers used by the Local Limited Partnership are year 2000 compliant.

There can be no assurance that the representations in the certifications will be correct. There also can be no assurance that the systems of other, less-important service providers and outside vendors, upon which the Local Limited Partnerships rely, will be year 2000 compliant.

Costs to Address Year 2000 Issues

There will be no cost to the Partnership as a result of assessing year 2000 issues for the Local Limited Partnerships. The cost to deal with potential year 2000 issues of the Local Limited Partnerships cannot be estimated at this time.

Risk of Year 2000 Issues

There may be Local General Partners who indicate that they or their property management company are not year 2000 compliant and do not have plans to become year 2000 compliant before the end of 1999. There may be other Local General Partners who are unwilling to respond to the certification request. The most likely result of either non-compliance or failure to respond will be the removal and replacement of the property management company and/or the Local General Partner with year 2000 compliant operators.

Despite the efforts to obtain certifications, there can be no assurance that the Partnership will be unaffected by year 2000 issues. The most reasonable and likely result from non-year 2000 compliance will be the disruption of normal business operations for the Local Limited Partnerships, including but not limited to the possible failure to properly collect rents and meet their obligations in a timely manner. This disruption would, in turn, lead to delays by the Local Limited Partnerships in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst-case scenario would include the initiation of foreclosure proceedings on the property by mortgage debt holders. Under these circumstances, WNC or its affiliates will take actions necessary to minimize the risk of foreclosure, including the removal and replacement of a Local General Partner by the Partnership. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

                  For The Three Months Ended March 31, 1999 and
                The Years Ended December 31, 1998, 1997 and 1996

                                      with

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
WNC Housing Tax Credit Fund III, L.P.

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund III, L.P. (a California Limited Partnership) (the "Partnership") as of March 31, 1999 and December 31, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the three months ended March 31, 1999 and the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 62% and 64% of the total assets of the Partnership at March 31, 1999 and December 31, 1998, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund III, L.P. (a California Limited Partnership) as of March 31, 1999 and December 31, 1998, and the results of its operations and its cash flows for the three months ended March 31, 1999 and the year ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                      /s/ BDO SEIDMAN, LLP
                                                      BDO SEIDMAN, LLP
Orange County, California
July 20, 1999

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



                                                      /s/ CORBIN & WERTZ
                                                      CORBIN & WERTZ
Irvine, California
March 23, 1998

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS






                                                              March 31                        December 31
                                                    ------------------------------   ------------------------------

                                                            1999             1998            1998             1997
                                                            ----             ----            ----             ----
                                                                     (Unaudited)
ASSETS

Cash and cash equivalents                         $      335,746   $      344,474  $       338,486  $      333,368
Investments in limited partnerships,
  net (Note2)                                          4,556,343        5,607,369        4,811,538       5,923,350
Other assets                                                   -              259                -               -
                                                   -------------    -------------   --------------   -------------
                                                  $    4,892,089   $    5,952,102  $     5,150,024  $    6,256,718
                                                   =============    =============   ==============   =============
LIABILITIES AND PARTNERS' EQUITY
  (DEFICIT)

Liabilities:
  Due to limited partnerships (Note 4)            $       50,818   $       50,818  $        50,818  $       50,818
  Accrued fees and expenses due to General
    Partner and affiliates (Note 3)                    1,295,236          997,600        1,225,414         923,399
                                                   -------------    -------------   --------------   -------------
     Total liabilities                                 1,346,054        1,048,418        1,276,232         974,217
                                                   -------------    -------------   --------------   -------------
Commitments and contingencies

Partners' equity (deficit):
  General partner                                         (5,061)           8,516           (1,783)         12,304
  Limited partners (15,000 units authorized;
    15,000 units issued and outstanding)               3,551,096        4,895,168        3,875,575       5,270,197
                                                   -------------    -------------   --------------   -------------

     Total partners' equity                            3,546,035        4,903,684        3,873,792       5,282,501
                                                   -------------    -------------   --------------   -------------

                                                  $    4,892,089   $    5,952,102  $     5,150,024  $    6,256,718
                                                   =============    =============   ==============   =============



                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS





                                         For the Three Months Ended
                                                  March 31                     For the Years Ended December 31
                                         ----------------------------   -------------------------------------------
                                                1999            1998           1998            1997           1996
                                         ------------   -------------   ------------    ------------   ------------
                                                          (Unaudited)
Interest income                        $       3,646   $       2,176   $     14,043   $      11,158    $    16,756
Distribution income                              500               -              -               -              -
                                           ---------       ---------      ---------       ---------      ---------
     Total income                              4,146           2,176         14,043          11,158         16,756

Operating expenses:
  Amortization (Note 2)                       11,812          11,812         47,248          47,248         47,176
  Asset management fees (Note 3)              74,868          74,868        299,473         299,473        299,473
  Bad debt expense (Note 2)                        -               -              -               -         70,455
  Office                                      14,057           1,713         28,092          21,092         24,853
                                           ---------       ---------      ---------       ---------      ---------
     Total operating expenses                100,737          88,393        374,813         367,813        441,957
                                           ---------       ---------      ---------       ---------      ---------
Loss from operations                         (96,591)        (86,217)      (360,770)       (356,655)      (425,201)

Equity in losses of limited
  partnerships (Note 2)                     (231,166)       (292,600)    (1,047,939)     (1,230,014)    (1,406,638)
                                           ---------       ---------      ---------       ---------      ---------
Net loss                               $    (327,757)  $    (378,817)  $ (1,408,709)  $  (1,586,669)  $ (1,831,839)
                                           =========       =========      =========       =========      =========
Net loss allocated to:
   General partner                     $      (3,278)  $      (3,788)  $    (14,087)  $     (15,866)  $    (18,318)
                                           =========       =========      =========       =========      =========
   Limited partners                    $    (324,479)  $    (375,029)  $ (1,394,622)  $  (1,570,803)  $ (1,813,521)
                                           =========       =========      =========       =========      =========
Net loss per limited partnership
  unit                                 $      (21.63)  $      (25.00)  $     (92.97)  $     (104.72)  $    (120.90)
                                           =========       =========      =========       =========      =========
Outstanding  weighted limited
  partner units                               15,000          15,000         15,000          15,000         15,000
                                           =========       =========      =========       =========      =========


                 See accompanying notes to financial statements
                                       22

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                  For The Three Months Ended March 31, 1999 and
              For The Years Ended December 31, 1998, 1997 and 1996


                                      General        Limited
                                      Partners       Partners            Total
                                     --------        --------            -----

Partners' equity (deficit)
  at January 1, 1996             $     46,488    $   8,654,521   $    8,701,009

Net loss                              (18,318)      (1,813,521)      (1,831,839)
                                    ---------       ----------       ----------
Partners' equity (deficit)
  at December 31, 1996                 28,170        6,841,000        6,869,170

Net loss                              (15,866)      (1,570,803)      (1,586,669)
                                    ---------       ----------       ----------
Partners' equity (deficit)
  at December 31, 1997                 12,304        5,270,197        5,282,501

Net loss                              (14,087)      (1,394,622)      (1,408,709)
                                    ---------       ----------       ----------
Partners' equity (deficit)
  at December 31, 1998                 (1,783)       3,875,575        3,873,792

Net loss                               (3,278)        (324,479)        (327,757)
                                    ---------       ----------       ----------
Partners' equity (deficit)
  at March 31, 1999              $     (5,061)   $   3,551,096   $    3,546,035
                                    =========       ==========       ==========





                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                         For the Three Months Ended
                                                  March 31                    For the Years Ended December 31
                                         ----------------------------   -------------------------------------------
                                                 1999            1998           1998            1997           1996
                                                 ----            ----           ----            ----           ----
                                                           (Unaudited)
Cash flows from operating activities:
  Net loss                              $    (327,757)  $    (378,817) $  (1,408,709)  $  (1,586,669) $  (1,831,839)
  Adjustments  to reconcile net loss
    to net cash used in operating
    activities:
      Amortization                             11,812          11,812         47,248          47,248         47,176
      Bad debts                                     -               -              -               -         70,455
      Equity in losses of limited
        partnerships                          231,166         292,600      1,047,939       1,230,014      1,406,638
      Change in other assets                        -            (259)            -              531           (531)
      Change in accrued fees and
        expenses due to General
        Partner and affiliates                 69,822          74,201        302,015         172,902        234,170
                                         ------------   -------------   ------------    ------------   ------------
Net cash used in operating activities         (14,957)           (463)       (11,507)       (135,974)       (73,931)
                                         ------------   -------------   ------------    ------------   ------------
Cash flows from investing activities:
   Investments in limited
     partnerships, net                              -               -              -               -        (20,939)
   Capitalized acquisition costs and
     fees                                           -               -              -               -         (2,100)
   Distributions from limited
     partnerships                              12,217          11,569         16,625          21,031         25,629
                                         ------------   -------------   ------------    ------------   ------------
Net cash provided by investing                 12,217          11,569         16,625          21,031          2,590
  activities                             ------------   -------------   ------------    ------------   ------------

Net increase (decrease) in cash and
  cash equivalents                             (2,740)         11,106          5,118        (114,943)       (71,341)

Cash and cash equivalents, beginning          338,486         333,368        333,368         448,311        519,652
  of period                              ------------   -------------   ------------    ------------   ------------

Cash and cash equivalents, end of
  period                                $     335,746  $      344,474  $     338,486   $     333,368  $     448,311
                                         ============   =============   ============    ============   ============
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:

     Taxes paid                         $           -  $            -  $         800   $         800  $         800
                                         ============   =============   ============    ============   ============


                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996


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

The partnership agreement authorized the sale of up to 15,000 units at $1,000 per Unit ("Units"). The offering of Units concluded on September 30, 1993 at which time 15,000 Units representing subscriptions in the amount of $15,000,000 had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

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

Change in Reporting Year End

The Partnership has elected to change its year end for financial reporting purposes from December 31 to March 31. All financial information reflected in the financial statements and related footnotes has been adjusted for this change in year end except for the combined condensed financial information relating to the Local Limited Partnerships included in Note 2.

Due to the change in year end, unaudited financial information as of and for the three months ended March 31, 1998 is included in the financial statements for comparative purposes only. The financial statements as of and for the three months ended March 31, 1998 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Partnership for the interim period.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Risks and Uncertainties

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low-income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Limited Local Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General
Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

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

Losses from limited partnerships for the years ended December 31, 1998, 1997 and 1996 have been recorded by the Partnership based on reported results provided by the Local Limited Partnerships. Losses from limited partnerships for the three months ended March 31, 1999 and 1998 have been estimated by management of the Partnership. Losses from Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital and amounted to $2,250,000 at the end of all periods presented.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of March 31, 1999 and December 31, 1998 and 1997, the Partnership had cash equivalents of $11,057, $10,957 and $10,426, respectively.

Concentration of Credit Risk

At March 31, 1999, the Partnership has maintained cash balances at certain financial institutions in excess of the maximum federally insured amounts.

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

Reporting Comprehensive Income

In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of partners' equity and bypass net income. The Partnership adopted the provisions of this statement in 1998. For the periods presented, the Partnership has no elements of other comprehensive income, as defined by SFAS No. 130.

Reclassifications

Certain prior year balances have been reclassified to conform to the 1999 presentation.

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of the periods presented, the Partnership has acquired limited partnership interests in 48 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 1,685 apartment units. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

The Partnership's investments in limited partnerships as reflected in the balance sheets at December 31, 1998 and 1997, are approximately $1,608,000 and $1,465,000, respectively, greater than the Partnership's equity as shown in the Local Limited Partnerships' financial statements. This difference is primarily due to unrecorded losses, as discussed below, acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and to capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnerships' financial statements.

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

At March 31, 1999, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the three months ended March 31, 1999 amounting to approximately $80,000 have not been recognized. The Partnership's share of losses during the years ended December 31, 1998 and 1997 amounting to approximately $197,000 and $157,000, respectively, have not been recognized.
As of March 31, 1999, the aggregate share of net losses not recognized by the Partnership amounted to $434,000.

Following is a summary of the equity method activity of the investments in limited partnerships for the periods presented:

                                                             For the Three             For the Years Ended
                                                             Months Ended                  December 31
                                                               March 31
                                                            ---------------    -----------------------------------
                                                                      1999               1998                1997
                                                                      ----               ----                ----
Investments per balance sheet, beginning of period        $      4,811,538   $      5,923,350    $      7,221,643
Equity in losses of limited partnerships                          (231,166)        (1,047,939)         (1,230,014)
Distributions received                                             (12,217)           (16,625)            (21,031)
Amortization of paid acquisition fees and costs                    (11,812)           (47,248)            (47,248)
                                                               -----------        -----------         -----------
Investments in limited partnerships, end of period        $      4,556,343   $      4,811,538    $      5,923,350
                                                               ===========        ===========         ===========

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

The financial information from the individual financial statements of the Local Limited Partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted against interest expense. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows:

                        COMBINED CONDENSED BALANCE SHEETS

                                                       1998                1997
                                                       ----                ----
ASSETS

Buildings and improvements, net of
  accumulated depreciation for 1998
  and 1997 of $10,899,000 and 8,955,000,
  respectively                             $     49,813,000    $     51,626,000
Land                                              4,076,000           4,077,000
Due from related parties                             21,000              21,000
Other assets                                      4,332,000           3,906,000
                                                -----------         -----------
                                           $     58,242,000    $     59,630,000
                                                ===========         ===========
LIABILITIES

Mortgage and construction loans payable    $     49,698,000    $     49,923,000
Due to related parties                            2,355,000           1,861,000
Other liabilities                                 1,170,000           1,564,000
                                                -----------         -----------
                                                 53,223,000          53,348,000
                                                -----------         -----------
PARTNERS' CAPITAL

WNC Housing Tax Credit Fund III, L.P.             3,204,000           4,458,000
Other partners                                    1,815,000           1,824,000
                                                -----------         -----------
                                                  5,019,000           6,282,000
                                                -----------         -----------
                                           $     58,242,000    $     59,630,000
                                                ===========         ===========

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                    1998                1997               1996
                                    ----                ----               ----
Revenues                $      6,542,000    $      6,416,000    $     6,270,000
                              ----------          ----------         ----------
Expenses:
   Operating expenses          3,993,000           3,989,000          3,778,000
   Interest expense            1,862,000           1,873,000          1,922,000
   Depreciation and
     amortization              1,944,000           1,958,000          1,993,000
                              ----------          ----------         ----------
     Total expenses            7,799,000           7,820,000          7,693,000
                              ----------          ----------         ----------
Net loss                $     (1,257,000)   $     (1,404,000)   $    (1,423,000)
                              ==========          ==========         ==========
Net loss allocable
  to the Partnership    $     (1,245,000)   $     (1,387,000)   $    (1,407,000)
                              ==========          ==========         ==========
Net loss recorded
  by the Partnership    $     (1,048,000)   $     (1,230,000)   $    (1,407,000)
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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or their affiliates for the following items:

          Acquisition fees not to exceed 9% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,350,000. Accumulated amortization of these capitalized costs was $261,374, $250,125 and $205,129 as of March 31, 1999 and December 31, 1998 and
          1997, respectively.

          Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.6% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $67,423, which have been included in investments in limited partnerships. Accumulated amortization was $12,882, $12,319 and $10,067 for March 31, 1999 and December 31, 1998 and 1997,
          respectively.

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

          An annual asset management fee equal to 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Management fees of $74,868 were incurred during the three months ended March 31, 1999 and $299,473 were incurred for 1998, 1997 and 1996, of which $4,800 was paid during the three months ended March 31, 1999 and $0, $125,000 and $65,000 were paid during 1998, 1997 and 1996, respectively.

          A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2002 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to General Partner and affiliates consist of the following:
                                     March 31                December 31
                                  ---------------    ---------------------------
                                            1999            1998           1997
                                            ----            ----           ----
Reimbursement for expenses
   paid by the General
   Partner or an affiliate      $          2,963   $       3,210    $       668

Asset management fee payable           1,292,273       1,222,204        922,731
                                      ----------      ----------      ---------
                                $      1,295,236   $   1,225,414    $   923,399
                                      ==========      ==========      =========

The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

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

NOT APPLICABLE

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

David N. Shafer, age 47, is Senior Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

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

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $74,868 and $299,473 were incurred during the three months ended March 31, 1999 and the year ended December 31, 1998, respectively. The Partnership paid the General Partner or its affiliates $4,800 and $0 of those fees during the three months ended March 31, 1999 and the year ended December 31, 1998, respectively.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of an Housing Complex. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Preferred Return on investment to the Limited Partners. "Preferred Return" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 16% through December 31, 2002, and
     (ii) 6% for the balance of the Partnerships term. No disposition fees have been paid.

(c) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $14,000 and $23,000 during the three months ended March 31, 1999 and the year ended December 31, 1998, respectively.

(d) Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Credits, which approximated $24,000 for the General Partner for the year ended December 31, 1998. The General Partner is also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the three months ended March 31, 1999 or the year ended December 31, 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners

     No person is known to own beneficially in excess of 5% of the outstanding Units.

(b)  Security Ownership of Management

     Neither the General Partner, its affiliates, nor any of the officers or directors of the General Partner or its affiliates own directly or beneficially any Units in the Partnership.

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

UNIT IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements

(a)(1)   Financial statements included in Part II hereof:

         Report of Independent Certified Public Accountants
         Independent Auditors' Report
         Balance Sheets, March 31, 1999  and  1998  (Unaudited) and December 31,
           1998 and 1997
         Statements of Operations  for the three months ended March 31, 1999 and
           1998 (Unaudited) and the years ended December 31, 1998, 1997 and 1996
         Statements  of Partners'  Equity  (Deficit)  for the three months ended
           March 31, 1999 and the years ended  December  31, 1998, 1997 and 1996
         Statements  of Cash Flows for the three months ended March 31, 1999 and
           1998 (Unaudited) and the years ended December 31, 1998, 1997 and 1996
         Notes to Financial Statements

(a)(2)   Financial statement schedules included in Part IV hereof:

         Report of Independent Certified Public  Accountants on  Financial State
           ment Schedules
         Schedule III - Real Estate Owned by Local Limited Partnerships

(b)      Reports on Form 8-K.

1.       A Form 8-K dated May 14, 1999 was filed on May 13, 1999  reporting  the
         Partnership's  change  in fiscal  year end to March  31. No   financial
         statements were included.

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

(d)      Financial  statement  schedules  follow,  as set  forth  in  subsection
         (a)(2) hereof.

              Report of Independent Certified Public Accountants on
                         Financial Statement Schedules


To the Partners
WNC Housing Tax Credit Fund III, L.P.


The audits referred to in our report dated July 20, 1999, relating to the 1999 and 1998 financial statements of WNC Housing Tax Credit Fund III, L.P. (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.


                                                      /s/ BDO SEIDMAN, LLP
                                                      BDO SEIDMAN, LLP
Orange County, California
July 20, 1999

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                 -----------------------------------  --------------------------------------------------------------
                                         As of March 31, 1999                              As of December 31, 1998
                                 -----------------------------------  --------------------------------------------------------------
                                    Total Investment    Amount of      Encumbrances of
                                    in Local Limited    Investment     Local Limited     Property and     Accumulated       Net Book
 Partnership Name    Location       Partnerships        Paid to Date   Partnerships      Equipment        Depreciation      Value
------------------------------------------------------------------------------------------------------------------------------------
Beaumont Elderly     Beaumont,
Housing, L.P.        Mississippi     $   229,000        $  229,000     $    933,000      $  1,283,000     $   125,000    $ 1,158,000

Brownfield Seniors   Brownsfield,
Community, Ltd.      Texas               147,000           147,000          691,000           837,000          94,000        743,000

Buffalo Apartments,  Buffalo,
Ltd.                 Texas                91,000            91,000          388,000           552,000          67,000        485,000

Cambridge Court      Grottoes,
Associates Limited   Virginia            254,000           254,000        1,333,000         1,653,000         255,000      1,398,000
Partnership

Candleridge Apart-   Bondurant,
ments of Bondurant   Iowa                 99,000            99,000          605,000           767,000         156,000        611,000
L.P.

Candleridge Apart-   Waukee,
ments of Waukee      Iowa                101,000           101,000          659,000           800,000         146,000        654,000
L.P.

Carlinville          Carlinville,
Associates I, L.P.   Illinois            105,000           105,000          503,000           645,000         192,000        453,000

Cherokee Housing,    Cedar Bluff,
Ltd.                 Alabama             110,000           110,000          624,000           734,000         125,000        609,000

Chester Associates   Chester,
I, a Limited         Illinois            159,000           159,000          694,000         1,000,000         218,000        782,000
Partnership

Clinton Terrace      Albany,
Apartments, Ltd.     Kentucky            138,000           138,000          774,000           924,000         176,000        748,000

Coffeeville          Coffeeville,
Housing, Ltd.        Alabama             103,000           103,000          547,000           655,000         116,000        539,000

Coosa County         Rockford,
Housing, Ltd.        Alabama             103,000           103,000          566,000           686,000         129,000        557,000


WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                 -----------------------------------  --------------------------------------------------------------
                                        As of March 31, 1999                            As of December 31, 1998
                                 -----------------------------------  --------------------------------------------------------------
                                    Total Investment    Amount of      Encumbrances of
                                    in Local Limited    Investment     Local Limited     Property and     Accumulated       Net Book
 Partnership Name      Location     Partnerships        Paid to Date   Partnerships      Equipment        Depreciation      Value
------------------------------------------------------------------------------------------------------------------------------------
Crockett Manor,        Crockett,
Ltd.                   Texas              184,000           184,000          905,000       1,158,000          156,000     1,002,000

Crockett Manor         Crockett,
Senior Citizens        Texas              203,000           203,000        1,026,000       1,313,000          154,000     1,159,000
Complex, Ltd.

Delta Manor, L.P.      Techula,
                       Mississippi        227,000           227,000        1,239,000       1,543,000          363,000     1,180,000

Eupora Apartments,     Eupora,
L.P.                   Mississippi        138,000           138,000        1,208,000       1,422,000          232,000     1,190,000

Fairview Village       Carroll,
V, Limited             Iowa               119,000           119,000          597,000         767,000          137,000       630,000
Partnership

Fox Lake Manor         Fox Lake,
Limited Partnership    Wisconsin           84,000            84,000          376,000         480,000          101,000       379,000

Ft. Deposit            Fort Deposit,
Housing, Ltd.          Alabama            127,000           127,000          706,000         854,000          157,000       697,000

Gulf Coast             Gulfport,
Apartments, L.P.       Mississippi        320,000           320,000        1,454,000       1,838,000          424,000     1,414,000

Gulf Coast Apart-      Long Beach,
ments of Long          Mississippi        315,000           315,000        1,462,000       1,841,000          418,000     1,423,000
Beach, L.P.

Heritage Colonial      Blackshear,
Homes, L.P.            Georgia            125,000           115,000          530,000         752,000          113,000       639,000

HOI Limited            Benson,
Partnership of         North Carolina     269,000           269,000        1,234,000       1,684,000          275,000     1,409,000
Benson

HOI Limited            Dallas,
Partnership of         North Carolina     366,000           366,000        1,719,000       2,268,000          407,000     1,861,000
Dallas


WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                 -----------------------------------  --------------------------------------------------------------
                                        As of March 31, 1999                            As of December 31, 1998
                                 -----------------------------------  --------------------------------------------------------------
                                    Total Investment    Amount of      Encumbrances of
                                    in Local Limited    Investment     Local Limited     Property and     Accumulated       Net Book
 Partnership Name    Location       Partnerships        Paid to Date   Partnerships      Equipment        Depreciation      Value
------------------------------------------------------------------------------------------------------------------------------------

HOI Limited            Dunn, North
Partnership of         Carolina           170,000          170,000           830,000       1,077,000          195,000       882,000
Dunn

HOI Limited            Kings Mountain,
Partnership of         North Carolina     262,000          262,000         1,245,000       1,637,000          285,000     1,352,000
Kings Mt.

HOI Limited            Sanford, North
Partnership of         Carolina           419,000          419,000         2,008,000       2,640,000          426,000     2,214,000
Lee

HOI Limited            Sanford, North
Partnership of         Carolina           277,000          277,000         1,283,000       1,739,000          282,000     1,457,000
Sanford

HOI Limited            Selma, North
Partnership of         Carolina           271,000          271,000         1,250,000       1,746,000          304,000     1,442,000
Selma

Killbuck Limited       Killbuck,
Partnership            Ohio               151,000          151,000           753,000         936,000          221,000       715,000

Lake Ridge             Tiptonville,
Apartments, L.P.       Tennessee          317,000          317,000         1,469,000       1,831,000          170,000     1,661,000

Levelland Manor,       Levelland,
L.P.                   Texas              175,000          175,000           909,000       1,121,000          157,000       964,000

Logan Park             Caldwell,
Associates Limited     Idaho              571,000          571,000         2,288,000       3,021,000          648,000     2,373,000
Partnership

Meadow Run             Gordonsville,
Associates Limited     Virginia           302,000          302,000         1,497,000       1,856,000          221,000     1,635,000
Partnership

Oakdale Senior         Oakdale,
Housing Limited        California         919,000          919,000         3,089,000       4,654,000          767,000     3,887,000
Partnership


WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                 -----------------------------------  --------------------------------------------------------------
                                        As of March 31, 1999                            As of December 31, 1998
                                 -----------------------------------  --------------------------------------------------------------
                                    Total Investment    Amount of      Encumbrances of
                                    in Local Limited    Investment     Local Limited     Property and     Accumulated       Net Book
 Partnership Name    Location       Partnerships        Paid to Date   Partnerships      Equipment        Depreciation      Value
------------------------------------------------------------------------------------------------------------------------------------
Orange Beach           Orange Beach,
Housing, Ltd.          Alabama           229,000           208,000        1,097,000       1,350,000          163,000     1,187,000

Parks I Limited        Chatham,
Partnership            Virginia          253,000           253,000        1,251,000       1,576,000          277,000     1,299,000

Post Manor, L.P.       Post, Texas       117,000           117,000          604,000         734,000          104,000       630,000

Red Bud Associates     Red Bud,
I, a Limited           Illinois          135,000           135,000          602,000         931,000          177,000       754,000
Partnership

Steeleville            Steeleville,
Associates I, a        Illinois          110,000           110,000          541,000         727,000          151,000       576,000
Limited Partnership

Tanglewood Limited     Frankfurt,
Partnership            Ohio              212,000           212,000        1,071,000       1,322,000          309,000     1,013,000

Village Lane           Farmington,
Properties, a          Arkansas          168,000           168,000          891,000         984,000          217,000       767,000
Limited Partnership

Whitted Forest         Hillsborough,
Limited Partnership    North Carolina    685,000           685,000        1,042,000       2,010,000          191,000     1,819,000

Wilcam Housing,        Camden,
Ltd.                   Alabama           126,000           106,000          624,000         758,000          110,000       648,000

Wills Point Manor,     Wills Point,
L.P.                   Texas             124,000           124,000          631,000         765,000          109,000       656,000

Windmere Associates    Lexington,
Limited Partnership    Virginia          291,000           291,000        1,490,000       1,839,000          208,000     1,631,000

Woodlands              Mount Pleasant,
Apartments, L.P.       Texas             239,000           239,000        1,259,000       1,527,000          216,000     1,311,000


WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                 -----------------------------------  --------------------------------------------------------------
                                        As of March 31, 1999                            As of December 31, 1998
                                 -----------------------------------  --------------------------------------------------------------
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
                                      ==========        ==========       ==========      ==========       ==========    ==========



WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                      ------------------------------------------------------------------------------
                                                          For the year ended December 31, 1998
                                      ------------------------------------------------------------------------------
                                            Rental         Net        Year Investment              Estimated Useful
Partnership Name                            Income    Income/(loss)       Acquired       Status      Life (Years)
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


WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                      ------------------------------------------------------------------------------
                                                          For the year ended December 31, 1998
                                      ------------------------------------------------------------------------------
                                            Rental         Net        Year Investment              Estimated Useful
Partnership Name                            Income    Income/(loss)       Acquired       Status      Life (Years)
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


WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                      ------------------------------------------------------------------------------
                                                          For the year ended December 31, 1998
                                      ------------------------------------------------------------------------------
                                            Rental         Net        Year Investment              Estimated Useful
Partnership Name                            Income    Income/(loss)       Acquired       Status      Life (Years)
--------------------------------------------------------------------------------------------------------------------
Village Lane Properties, a Limited
Partnership                                193,000       (42,000)            1993       Completed         25

Whitted Forest Limited Partnership         181,000       (13,000)            1993       Completed         40

Wilcam Housing, Ltd.                        59,000       (16,000)            1993       Completed         40

Wills Point Manor, L.P.                     79,000       (11,000)            1992       Completed         40

Windmere Associates Limited
Partnership                                148,000       (38,000)            1992       Completed         35

Woodlands Apartments, L.P.                 154,000       (32,000)            1992       Completed         40

Woodview Limited Partnership               152,000       (10,000)            1992       Completed         40
                                         ---------    ----------
                                       $ 6,201,000  $ (1,257,000)
                                         =========    ==========

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                 ---------------------------------------------------------------------------------------------------
                                                                      As of December 31, 1998
                                 ---------------------------------------------------------------------------------------------------
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


WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                 ---------------------------------------------------------------------------------------------------
                                                                    As of December 31, 1998
                                 ---------------------------------------------------------------------------------------------------
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
Dallas


WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                 ---------------------------------------------------------------------------------------------------
                                                                      As of December 31, 1998
                                 ---------------------------------------------------------------------------------------------------
                                    Total Investment    Amount of      Encumbrances of
                                    in Local Limited    Investment     Local Limited     Property and     Accumulated       Net Book
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
Partnership


WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                 ---------------------------------------------------------------------------------------------------
                                                                        As of December 31, 1998
                                 ---------------------------------------------------------------------------------------------------
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


WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                 ---------------------------------------------------------------------------------------------------
                                                                       As of December 31, 1998
                                 ---------------------------------------------------------------------------------------------------
                                    Total Investment    Amount of      Encumbrances of
                                    in Local Limited    Investment     Local Limited     Property and     Accumulated       Net Book
 Partnership Name    Location       Partnerships        Paid to Date   Partnerships      Equipment        Depreciation      Value
------------------------------------------------------------------------------------------------------------------------------------

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
                                      ==========        ==========       ==========      ==========       ==========    ==========

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                      ------------------------------------------------------------------------------
                                                          For the year ended December 31, 1998
                                      ------------------------------------------------------------------------------
                                            Rental         Net        Year Investment              Estimated Useful
Partnership Name                            Income    Income/(loss)       Acquired       Status      Life (Years)
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


WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                      ------------------------------------------------------------------------------
                                                          For the year ended December 31, 1998
                                      ------------------------------------------------------------------------------
                                            Rental         Net        Year Investment              Estimated Useful
Partnership Name                            Income    Income/(loss)       Acquired       Status      Life (Years)
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


WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                      ------------------------------------------------------------------------------
                                                          For the year ended December 31, 1998
                                      ------------------------------------------------------------------------------
                                            Rental         Net        Year Investment              Estimated Useful
Partnership Name                            Income    Income/(loss)       Acquired       Status      Life (Years)
--------------------------------------------------------------------------------------------------------------------
Village Lane Properties, a Limited
Partnership                                193,000       (42,000)            1993       Completed         25

Whitted Forest Limited Partnership         181,000       (13,000)            1993       Completed         40

Wilcam Housing, Ltd.                        59,000       (16,000)            1993       Completed         40

Wills Point Manor, L.P.                     79,000       (11,000)            1992       Completed         40

Windmere Associates Limited
Partnership                                148,000       (38,000)            1992       Completed         35

Woodlands Apartments, L.P.                 154,000       (32,000)            1992       Completed         40

Woodview Limited Partnership               152,000       (10,000)            1992       Completed         40
                                         ---------    ----------
                                       $ 6,201,000  $ (1,257,000)
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

Date: August 4, 1999


By:  /s/ Michael L. Dickenson
Michael L. Dickenson,
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: August 4, 1999


By:  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr., General Partner

Date: August 4, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr., Chairman of the Board of WNC & Associates, Inc.

Date: August 4, 1999



By: /s/ John B. Lester, Jr.
John B. Lester, Jr., Director of WNC & Associates, Inc.

Date: August 4, 1999


By:  /s/ David N. Shafer
David N Shafer, Director of WNC & Associates, Inc.

Date: August 4, 1999