Form 10-Q
period 1999-06-30
WNC HOUSING TAX CREDIT FUND III L P
filed 1999-08-31
CIK 875278

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

      x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

      [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                                 (714) 622-5565


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No X

                          WNC TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999



PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

     Balance Sheets, June 30, 1999 and March 30, 1999.......................3

     Statements of Operations
          For the three months ended June 30, 1999 and 1998.................4

     Statement of Partners' Equity
          For the three months ended June 30, 1999 .........................5

     Statements of Cash Flows
          For the three months ended June 30, 1999 and 1998.................6

     Notes to Financial Statements..........................................7


 Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations...................................12
 Item 3. Quantitative and Qualitative Disclosures Above Markets Risks......14

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings.................................................14
 Item 6. Exhibits and Reports on Form 8-K..................................14

 Signatures................................................................15

                          WNC TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                               (Unaudited)
                                               June 30, 1999    March 31, 1999
                                               -------------    --------------

                                     ASSETS

Cash and cash equivalents                       $    346,663      $    335,746

Investment in limited
  partnerships - Note 2                            4,350,821         4,556,343
Other assets                                               -                 -
                                                   ---------         ---------

                                                $  4,697,484      $  4,892,089
                                                   =========         =========


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Payable to limited partnerships -Note 4       $     50,818      $     50,818
  Accrued fees and expenses due to
    general partner and affiliates - Note 3        1,375,084         1,295,236
                                                   ---------         ---------
                                                   1,425,902         1,346,054
Partners' equity (deficit):
  General partner                                     (7,806)           (5,061)
  Limited partners (15,000 units
    issued and outstanding)                        3,279,388         3,551,096
                                                   ---------         ---------

Total partners' equity                             3,271,582         3,546,035
                                                   ---------         ---------

                                                $  4,697,484      $  4,892,089
                                                   =========         =========



                 See accompanying notes to financial statements
                                       3

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                      1999                1998
                                                      ----                ----

   Interest income                          $        3,686      $        4,038
   Miscellaneous Income                                  -               1,600
                                               -----------         -----------
                                                     3,686               5,638

   Operating expenses:
   Amortization                                     11,812              11,812

   Asset management fees - Note 3                   74,757              74,869

   Legal and accounting                              9,006               5,250

   Other                                            (3,116)             14,104
                                               -----------         -----------

   Total operating expenses                         92,459             106,035
                                               -----------         -----------

   Loss from operations                            (88,773)           (100,397)
                                               -----------         -----------
   Equity in loss from
     limited partnerships                         (185,560)           (279,300)
                                               -----------         -----------

   Net loss                                 $     (274,453)     $     (379,697)
                                               ===========         ===========
   Net loss allocated to:
     General partner                        $       (2,745)     $       (3,797)
                                               ===========         ===========

     Limited partners                       $     (271,708)     $     (375,900)
                                               ===========         ===========
   Net loss per limited
     partner unit (15,000 units
     issued and outstanding)                $          (18)     $          (25)
                                               ===========         ===========

                 See accompanying notes to financial statements
                                        4

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY

                    For the Three Months Ended June 30, 1999
                                   (Unaudited)

                                                General           Limited
                                                Partner           Partners            Total
                                                -------           --------            -----

Equity, March 31, 1999                $          (5,061)   $     3,551,096    $   3,546,035

Net loss for the three months ended
  June 30, 1999                                  (2,745)          (271,708)        (274,453)
                                             ----------          ---------        ---------

Equity, June 30, 1999                 $          (7,806)   $     3,279,388    $   3,271,582
                                             ==========          =========        =========








                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                                                 1999                1998
                                                                                 ----                ----
Cash flows from operating activities:

  Net loss                                                           $       (274,453)    $      (379,697)
    Adjustments to reconcile net loss to net
      cash provided by (used in)operating activities:
        Equity in loss of limited partnerships                                185,680             279,300
        Amortization                                                           11,812              11,812
        Accrued asset management fee                                           74,757              74,869
        Change in other assets                                                     -                 (821)
        Accrued  expense due to
          general partner and affiliates                                        5,091               2,966
                                                                           ----------          ----------

             Net cash provided by (used in) operating activities                2,887             (11,571)
                                                                           ----------          ----------
Cash flows from investing activities:

    Distribution from limited partnerships                                      8,030               3,506
                                                                           ----------          ----------

Net cash provided by investing activities                                       8,030               3,056
                                                                           ----------          ----------

Net increase (decrease) in cash and cash equivalents                           10,917              (8,515)

Cash and cash equivalents, beginning of period                                335,746             344,474
                                                                           ----------          ----------

Cash and cash equivalents, end of period                             $        346,663    $        335,959
                                                                           ==========          ==========


                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1999
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Partnership's Annual Report for the year ended March 31, 1999. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and the results of operations and changes in cash flows for the three months then ended.

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

Risks and Uncertainties

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and that

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 1999
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low-income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Limited Local Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General
Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

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

Method of Accounting for Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnership's are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 1999
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of June 30, 1999 and March 31, 1999 the Partnership had cash equivalents of $11,177 and $11,057, respectively.

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

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS

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

Following is a summary of the equity method activity of the investments in limited partnerships for the periods presented:

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 1999
                                   (Unaudited)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS, continued

Following is a summary of the components of the Partnership's investment in limited partnerships as of:
                                          June 30, 1999         March 31, 1999
                                          -------------         --------------
   Investment balance,
     beginning of period              $       4,556,343      $       4,811,538
   Equity in loss from limited
     Partnerships                              (185,680)              (231,166)
   Distributions                                 (8,030)               (12,217)
   Amortization of capitalized
     acquisition costs                          (11,812)               (11,812)
                                            -----------           ------------
   Investment balance,
     end of period                    $       4,350,821      $       4,556,343
                                            ===========           ============

Selected operating information from the combined financial statements of the limited partnerships for the three months ended June 30, 1999 and 1998 are as follows:
                                                   1999                   1998
                                                   ----                   ----
   Total revenue                      $       1,635,400      $       1,604,100

   Interest expense                             465,600                463,600
   Depreciation                                 483,600                492,900
   Operating expenses                         1,000,600                993,900
                                            -----------           ------------
   Total expenses                             1,949,800              1,950,400
                                            -----------           ------------
   Net loss                           $        (314,400)     $        (346,300)
                                            ===========           ============
   Net loss allocable to the
     Partnership                      $        (311,300)     $        (342,800)
                                            ===========           ============
   Net loss recognized by the
     Partnership                      $        (185,680)     $        (279,300)
                                            ===========           ============

NOTE 3 - RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $74,757 and $74,868 and were incurred during the three months ended June 31, 1999 and the year ended March 31, 1999, respectively. The Partnership paid the General Partner or its affiliates $0 and $4,800 of those fees during the three months ended June 30, 1999 and the year ended March 31, 1999, respectively.

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

(c) Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Credits, which approximated $24,000 for the General Partner for the year ended December 31, 1998. The General Partner is also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the three months ended June 31, 1999 or the year ended March 31, 1999.

Accrued fees and advances due to affiliates of General Partner consist of the following:
                                        June 30, 1999            March 31, 1999
                                        -------------            --------------
 Advances made for expenses             $       8,054            $        2,963
 Asset management fees                      1,367,030                 1,292,273
                                            =========                 =========
                                        $   1,375,084            $    1,295,236
                                            =========                 =========

NOTE 4 - PAYABLE TO LIMITED PARTNERSHIPS

Payable to Limited Partnerships represent amounts which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments, are generally due upon the limited partnership achieving certain operating benchmarks and are generally expected to be paid within two years of the Partnership's initial investment.

NOTE 5 - INCOME TAXES

No provision for income taxes has been made as the liability for income taxes is an obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition

The Partnership's assets at June 30, 1999 consisted primarily of $347,000 in cash and aggregate investments in the forty-eight Local Limited Partnerships of $4,351,000. Liabilities at June 30, 1999 primarily consisted of $1,367,000 of accrued annual management fees due to the General Partner.

Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998. The Partnership's net loss for the three months ended June 30, 1999 was $(274,000), reflecting a decrease of $106,000 from the net loss experienced for the three months ended June 30, 1998. The decline in net loss is primarily due to equity in losses of limited partnerships which declined by $93,000 to $(186,000) for the three months ended June 30, 1999 from $(279,000) for the three months ended June 31, 1998. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships reached $0 at June 30, 1999. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease of equity in losses from the limited partnerships there was a decrease in loss from operations of $12,000 for the three months ended June 30, 1999 to $(89,0000) from $(100,000) for the three months ended June 30, 1998

Cash Flows

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998. Net cash provided during the three months ended June 30,1999 was $11,000 compared to a net cash decrease of $(9,000) for the three months ended June 30, 1998. The change was due primarily to a decrease in operating costs of $15,000, an increase in distributions of $4,000 and a decrease in fees paid to the general partner or affiliates of $2,000.

During the three months ended June 30, 1999 and the year ended June 31, 1998, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $74,757 and $,74,869 respectively. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future forseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at June 30, 1999, to be sufficient to meet all currently forseeable future cash requirements.

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

Part II.  Other Information

Item 1.  Legal Proceedings

None.

Item 6.  Exhibits and Reports on Form 8-K

1 A report on Form 8-K dated May 13, 1999 was filed on May 14, 1999 reporting the change in fiscal year end to March 31.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND III, L.P.

By:  WNC Tax Credit Partners, L.P., General Partner

By:  WNC & ASSOCIATES, INC., General Partner



By:/s/ John B. Lester, Jr.
John B. Lester, Jr., President
WNC & ASSOCIATES, INC
Date: August 27, 1999



By:/s/ Michael L. Dickenson
Michael L. Dickenson, Vice President-Finance WNC & ASSOCIATES, INC.
Date: August 27, 1999