Form 10-Q
period 1999-09-30
WNC HOUSING TAX CREDIT FUND III L P
filed 1999-11-19
CIK 875278

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

            x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                                 (714) 622-5565


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No_____

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999




PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

     Balance Sheets
          September 30, 1999 and March 31, 1999..............................3

     Statements of Operations
          For the three and six months ended September 30, 1999 and 1998.....4

     Statement of Partners' Equity
          For the six months ended September 30, 1999 .......................5

     Statements of Cash Flows
          For the six months ended September 30, 1999 and 1998...............6

     Notes to Financial Statements...........................................7


 Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................12

 Item 3. Quantitative and Qualitative Disclosures Above Markets Risks........14

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings...................................................14

 Item 6. Exhibits and Reports on Form 8-K....................................14

 Signatures..................................................................15

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                     September 30, 1999            March 31, 1999
                                                                     ------------------            --------------
                                                                        (Unaudited)
                                     ASSETS

Cash and cash equivalents                                        $              331,461         $         335,746
Investment in limited partnerships - Note 2                                   4,157,660                 4,556,343
                                                                   --------------------           ---------------

                                                                 $            4,489,121         $       4,892,089
                                                                   ====================           ===============


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Payable to limited partnerships -Note 4                         $               50,818         $          50,818
 Accrued fees and expenses due to
  general partner and affiliates - Note 3                                     1,442,560                 1,295,236
                                                                   --------------------           ---------------
                                                                              1,493,378                 1,346,054
Partners' equity (deficit):
 General partner                                                                (10,564)                   (5,061)

 Limited partners (15,000 units issued and outstanding)                       3,006,307                 3,551,096
                                                                   --------------------           ---------------

Total partners' equity                                                        2,995,743                 3,546,035
                                                                   --------------------           ---------------

                                                                 $            4,489,121         $       4,892,089
                                                                   ====================           ===============


                 See accompanying notes to financial statements
                                        3

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

              For the Six Months Ended September 30, 1999 and 1998
                                   (Unaudited)


                                                     1999                                  1998
                                       ----------------------------------    ---------------------------------

                                            Three               Six               Three             Six
                                            Months              Months            Months            Months
                                           -------              ------            ------            ------

Interest income                      $       3,910      $        7,596     $       4,161     $       8,199
                                       -----------        ------------       -----------       -----------

Operating expenses:
Amortization                                11,812              23,624            11,812            23,624
Asset management fees - Note 3              74,757             149,514            74,868           149,737
Legal and accounting                         2,950              11,956                 -             5,250
Other                                       10,431               7,315             5,416            17,920
                                       -----------        ------------       -----------       -----------

Total operating expenses                    99,950             192,409            92,096           196,531
                                       -----------        ------------       -----------       -----------

Loss from operations                       (96,040)           (184,813)          (87,935)         (188,332)

Equity in loss from
 limited partnerships                     (179,799)           (365,479)         (304,600)         (583,900)
                                       -----------        ------------       -----------       -----------

Net loss                             $    (275,839)     $     (550,292)    $    (392,535)    $    (772,232)
                                       ===========        ============       ===========       ===========

Net loss allocated to:
 General partner                     $      (2,758)     $       (5,503)    $      (3,925)    $      (7,722)
                                       ===========        ============       ===========       ===========

 Limited partners                    $    (273,081)     $     (544,789)    $    (388,610)    $    (764,510)
                                       ===========        ============       ===========       ===========

Net loss per limited
 partner unit (15,000 units
 issued and outstanding)             $         (18)     $          (36)    $         (26)    $         (51)
                                       ===========        ============       ===========       ===========


                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY

                   For the Six Months Ended September 30, 1999
                                   (Unaudited)



                                                          General               Limited
                                                          Partner               Partners                     Total
                                                          -------               --------                     -----

Partners' equity (deficit), March 31, 1999      $          (5,061)      $      3,551,096        $        3,546,035

Net loss for the six months ended
 September 30, 1999                                        (5,503)              (544,789)                 (550,292)
                                                    -------------           ------------            --------------

Partners' equity (deficit), June 30, 1999       $         (10,564)      $      3,006,307        $        2,995,743
                                                    =============           ============            ==============


                 See accompanying notes to financial statements
                                        5

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 1999 and 1998
                                   (Unaudited)


                                                        1999               1998
                                                       -----               ----
Cash flows from operating activities:
 Net loss                                       $   (550,292)    $     (772,232)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Equity in loss from limited partnerships         365,479            583,900
    Amortization                                      23,624             23,624
    Asset management fees                            149,514            149,737
    Change in other assets                                 -                259
    Accrued  fees and expenses due to
     general partner and affiliates                   (2,190)                 -
                                                  ----------        -----------

Net cash used in operating activities                (13,865)           (14,712)
                                                  ----------        -----------

Cash flows from investing activities
    Distribution from limited partnerships             9,580              3,056
                                                  ----------        -----------

Net cash provided by investing activities              9,580              3,056
                                                  ----------        -----------

Net decrease in cash and cash equivalents             (4,285)           (11,656)

Cash and cash equivalents, beginning of period       335,746            344,474
                                                  ----------        -----------

Cash and cash equivalents, end of period        $    331,461     $      332,818
                                                  ==========        ===========


                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1999
                                   (Unaudited)

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

In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and the results of operations and changes in cash flows for the three months then ended.

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

The general partner is WNC Tax Credit Partners, L.P. (the "General Partner"), a California limited partnership, WNC & Associates, Inc. ("WNC") and Wilfred N. Cooper, Sr. are the general partners of the General Partner. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust owns 66.8% of the outstanding stock of WNC. John B. Lester is the original limited partner of the Partnership and owns 28.6% of the outstanding stock of WNC.

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

                               September 30, 1999
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Risks and Uncertainties

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships would be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low-income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Limited Local Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

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

                               September 30, 1999
                                   (Unaudited)

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 1999
                                   (Unaudited)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investment in Local Limited Partnerships for the six months ended September 30, 1999 and the three months ended March 31, 1999:

                                   September 30, 1999          March 31, 1999
                                   ------------------          --------------
  Investment balance,
   beginning of period           $          4,556,343      $        4,811,538
  Equity in loss from limited
   Partnerships                              (365,479)               (231,166)
  Distributions from limited
   partnerships                                (9,580)                (12,217)
  Amortization of capitalized
   acquisition costs                          (23,624)                (11,812)
                                    -----------------           -------------
  Investment balance,
   end of period                 $          4,157,660      $        4,556,343
                                    =================           =============

Selected operating information from the combined financial statements of the limited partnerships for the six months ended September 30, 1999 and 1998 are as follows:

                                                 1999                    1998
                                                 ----                    ----

  Total revenue                  $          3,270,600      $        3,208,200
                                   ------------------            ------------

  Interest expense                            931,200                 927,100
  Depreciation                                967,200                 985,800
  Operating expenses                        2,001,200               1,987,700
                                   ------------------            -------------

  Total expenses                            3,899,600               3,900,600
                                   ------------------            -------------

  Net loss                       $           (629,000)     $         (692,400)
                                   ==================            =============
  Net loss allocable to the
   Partnership                   $           (622,710)     $         (685,476)
                                   ==================            =============
  Net loss recognized by the
   Partnership                   $           (365,479)     $         (583,900)
                                   ==================            ============

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 1999
                                   (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $149,514 and $149,737 and were incurred during the six months ended September 31, 1999 and 1998. The Partnership paid the General Partner or its affiliates $0 of those fees during the six months ended September 30, 1999 and 1998.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of a Housing Complex. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Preferred Return on investment to the Limited Partners. "Preferred Return" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 16% through December 31, 2002, and
     (ii) 6% for the balance of the Partnerships term. No disposition fees have been paid.

(c) Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Credits, which approximated $24,000 for the General Partner for the year ended December 31, 1998. The General Partner is also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the six months ended September 30, 1999 or 1998.

Accrued fees and advances due to affiliates of General Partner consist of the following:

                                      September 30, 1999         March 31, 1999
                                      ------------------         --------------

  Advances made for expenses     $                   773   $              2,963
  Asset management fees                        1,441,787              1,292,273
                                      ------------------         --------------

                                 $             1,442,560   $          1,295,236
                                      ==================         ==============

NOTE 4 - PAYABLE TO LIMITED PARTNERSHIPS

Payable to Limited Partnerships represent amounts, which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments, are generally due upon the limited partnership achieving certain operating benchmarks and are generally expected to be paid within two years of the Partnership's initial investment.

NOTE 5 - INCOME TAXES

No provision for income taxes has been made, as the liability for income taxes is an obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Partnership's assets at September 30, 1999 consisted primarily of $331,000 in cash and aggregate investments in the forty-eight Local Limited Partnerships of $4,158,000. Liabilities at September 30, 1999 primarily consisted of $1,443,000 of accrued annual management fees due to the General Partner.

Results of Operations

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998. The Partnership's net loss for the three months ended September 30, 1999 was $(276,000), reflecting a decrease of $117,000 from the net loss experienced for the three months ended September 30, 1998. The decline in net loss is primarily due to equity in losses of limited partnerships which declined by $125,000 to $(180,000) for the three months ended September 30, 1999 from $(305,000) for the three months ended September 30, 1998. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships reached $0 at September 30, 1999. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease of equity in losses from the limited partnerships there was a increase in loss from operations of $8,000 for the three months ended September 30, 1999 to $(96,000) from $(88,000) for the three months ended September 30, 1998

Six Months Ended September 30, 1999 Compared to Six Months Ended September 30, 1998. The Partnership's net loss for the six months ended September 30, 1999 was $(550,000), reflecting a decrease of $222,000 from the net loss experienced for the six months ended September 30, 1998. The decline in net loss is primarily due to equity in losses of limited partnerships which declined by $219,000 to $(365,000) for the six months ended September 30, 1999 from $(584,000) for the six months ended September 30, 1998. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships reached $0 at September 30, 1999. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease of equity in losses from the limited partnerships there was a decrease in loss from operations of $3,000 for the six months ended September 30, 1999 to $(185,0000) from $(188,000) for the six months ended September 30, 1998

Cash Flows

Six Months Ended September 30, 1999 Compared to Six Months Ended September 30, 1998. Net cash used during the six months ended September 30,1999 was $(4,000) compared to a net cash decrease of $(12,000) for the six months ended September 30, 1998. The change was due primarily to a decrease in operating costs of $1,000, offset by an increase in distributions of $7,000.

During the six months ended September 30, 1999 and the six moths ended September 31, 1998, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $150,000 and $150,000 respectively. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at December 15, 1999, to be sufficient to meet all currently foreseeable future cash requirements.

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

         NONE

Part II. Other Information

Item 1.  Legal Proceedings

         NONE

Item 6.  Exhibits and Reports on Form 8-K

         NONE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND III, L.P.

By:  WNC Tax Credit Partners, L.P., General Partner

By:  WNC & Associates, Inc., General Partner



By: /s/ John B. Lester, Jr.

John B. Lester, Jr., President
WNC & Associates, Inc.

Date: November 17, 1999



By: /s/ Michael L. Dickenson

Michael L. Dickenson, Vice President-Finance
WNC & Associates, Inc.

Date: November 17, 1999