Form 10-Q
period 1999-12-31
WNC HOUSING TAX CREDIT FUND III L P
filed 2000-02-14
CIK 875278

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

            x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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

                     FOR THE QUARTER ENDED DECEMBER 31, 1999



PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

     Balance Sheets
       December 31, 1999 and March 31, 1999................................3

     Statements of Operations
       For the three and nine months ended December 31, 1999 and 1998......4

     Statement of Partners' Equity (Deficit)
       For the nine months ended December 31, 1999 ........................5

     Statements of Cash Flows
       For the nine months ended December 31, 1999 and 1998................6

     Notes to Financial Statements.........................................7


 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................12

 Item 3. Quantitative and Qualitative Disclosures Above Markets Risks......14

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings.................................................14

 Item 6. Exhibits and Reports on Form 8-K..................................14

 Signatures................................................................15

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                      December 31, 1999       March 31, 1999
                                                      -----------------       --------------
                                                        (Unaudited)
                                     ASSETS

Cash and cash equivalents                        $              335,808    $         335,746
Investment in limited partnerships - Note 2                   3,970,939            4,556,343
                                                      -----------------       --------------

                                                 $            4,306,747    $       4,892,089
                                                      =================       ==============


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Payable to limited partnerships -Note 4         $               50,818    $          50,818
 Accrued fees and expenses due to
   general partner and affiliates - Note 3                    1,524,873            1,295,236
 Payable to limited partnerships -Note 4              -----------------       --------------


Partners' equity (deficit):                                   1,575,691            1,346,054
 General partner                                                (13,211)              (5,061)

 Limited partners (15,000 units issued
  and outstanding)                                            2,744,267            3,551,096
                                                      -----------------       --------------

Total partners' equity                                        2,731,056            3,546,035
                                                      -----------------       --------------

                                                 $            4,306,747    $       4,892,089
                                                      =================       ==============


                 See accompanying notes to financial statements
                                        3

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 1999 and 1998
                                   (Unaudited)


                                                         1999                               1998
                                            --------------------------------     ----------------------------

                                                   Three            Nine             Three          Nine
                                                   Months           Months           Months         Months
                                                   ------           ------           ------         ------

Interest income                           $         4,348     $     11,944     $      3,668    $    11,867
                                              -----------        ---------       ----------     ----------

Operating expenses:
Amortization                                       11,812           35,436           11,812         35,436
Asset management fees - Note 3                     74,645          224,159           74,868        224,605
Legal and accounting                                3,971           15,927                -         16,052
Other                                               3,698           11,013            3,208         10,327
                                              -----------        ---------       ----------     ----------

Total operating expenses                           94,126          286,535           89,888        286,420
                                              -----------        ---------       ----------     ----------

Loss from operations                              (89,778)        (274,591)         (86,220)      (274,553)

Equity in loss from limited partnerships         (174,909)        (540,388)        (171,439)      (755,339)
                                              -----------        ---------       ----------     ----------

Net loss                                  $      (264,687)    $   (814,979)    $   (257,659)   $(1,029,892)
                                              ===========        =========       ==========     ==========

Net loss allocated to:
 General partner                          $        (2,647)    $     (8,150)    $     (2,577)   $   (10,299)
                                              ===========        =========       ==========     ==========

 Limited partners                         $      (262,040)    $   (806,829)    $   (255,082)   $(1,019,593)
                                              ===========        =========       ==========     ==========

Net loss per limited
 partner unit (15,000 units
 issued and outstanding)                  $           (17)    $        (53)    $        (17)   $       (68)
                                              ===========        =========       ==========     ==========

                 See accompanying notes to financial statements
                                        4

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 1999
                                   (Unaudited)



                                                      General          Limited
                                                      Partner          Partners           Total
                                                      -------          --------           -----

Partners' equity (deficit), March 31, 1999      $      (5,061) $      3,551,096   $   3,546,035

Net loss for the nine months ended
 December 31, 1999                                     (8,150)         (806,829)       (814,979)
                                                    ---------      ------------    ------------

Partners' equity (deficit), December 31, 1999   $     (13,211) $      2,744,267   $   2,731,056
                                                    =========      ============    ============



                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 1999 and 1998
                                   (Unaudited)


                                                       1999               1998
                                                       ----               ----
Cash flows from operating activities:
 Net loss                                       $  (814,979)    $   (1,029,892)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
   Equity in loss from limited partnerships         540,388            755,339
   Amortization                                      35,436             35,436
   Asset management fees                            224,158            224,605
   Change in other assets                                 -                259
   Accrued  fees and expenses due to
    general partner and affiliates                    5,479              3,209
                                                  ---------         ----------

Net cash used in operating activities                (9,518)           (11,044)
                                                  ---------         ----------

Cash flows from investing activities
 Distribution from limited partnerships               9,580              5,056
                                                  ---------         ----------

Net cash provided by investing activities             9,580              5,056
                                                  ---------         ----------

Net increase (decrease) in cash and cash
 equivalents                                             62             (5,988)

Cash and cash equivalents, beginning of period      335,746            344,474
                                                  ---------         ----------

Cash and cash equivalents, end of period        $   335,808     $      338,486
                                                  =========         ==========

                 See accompanying notes to financial statements
                                        6

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999
                                   (Unaudited)

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

In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1999 and the results of operations and changes in cash flows for the three months then ended.

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

                                December 31, 1999
                                   (Unaudited)

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

                                December 31, 1999
                                   (Unaudited)

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

                                December 31, 1999
                                   (Unaudited)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investment in Local Limited Partnerships for the nine months ended December 31, 1999 and the three months ended March 31, 1999:
                                     December 31, 1999          March 31, 1999
                                     -----------------          --------------
 Investment balance,
  beginning of period           $            4,556,343      $        4,811,538
 Equity in loss from limited
  Partnerships                                (540,388)               (231,166)
 Distributions from limited
  partnerships                                  (9,580)                (12,217)
 Amortization of capitalized
  acquisition costs                            (35,436)                (11,812)
                                     -----------------          --------------
 Investment balance,
  end of period                 $            3,970,939      $        4,556,343
                                     =================          ==============

Selected operating information from the combined financial statements of the limited partnerships for the nine months ended December 31, 1999 and 1998 are as follows:

                                                  1999                    1998
                                                  ----                    ----

 Total revenue                 $             4,905,900      $        4,937,900
                                     -----------------          --------------

 Interest expense                            1,396,800               3,529,500
 Depreciation                                1,471,500               1,451,100
 Operating expenses                          2,981,100               2,999,200
                                     -----------------          --------------

 Total expenses                              5,849,400               7,979,800
                                     -----------------          --------------

 Net loss                      $              (943,500)     $       (3,041,900)
                                     =================          ==============
 Net loss allocable to the
  Partnership                  $              (934,065)     $       (3,011,481)
                                     =================          ==============
 Net loss recognized by the
  Partnership                  $              (540,388)     $         (755,339)
                                     =================          ==============

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

                                December 31, 1999
                                   (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $224,159 and $224,605 and were incurred during the nine months ended December 31, 1999 and 1998. The Partnership paid the General Partner or its affiliates $0 of those fees during the nine months ended December 31, 1999 and 1998.

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

(c) Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Credits, which approximated $24,000 for the General Partner for the year ended December 31, 1998. The General Partner is also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the nine months ended December 31, 1999 or 1998.

Accrued fees and expenses due to General Partner and affiliates consist of the following:

                                       December 31, 1999        March 31, 1999
                                       -----------------        --------------

  Advances made for expenses     $                  8442  $              2,963
  Asset management fees                        1,516,431             1,292,273
                                       -----------------        --------------

                                 $             1,524,873  $          1,295,236
                                       =================        ==============

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Partnership's assets at December 31, 1999 consisted primarily of $336,000 in cash and aggregate investments in the forty-eight Local Limited Partnerships of $3,971,000. Liabilities at December 31, 1999 primarily consisted of $1,525,000 of accrued annual management fees due to the General Partner.

Results of Operations

Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998. The Partnership's net loss for the three months ended December 31, 1999 was $(265,000), reflecting a increase of $7,000 from the net loss experienced for the three months ended December 31, 1998. The increase in net loss is primarily due to equity in losses of limited partnerships which increase by $4,000 to $(175,000) for the three months ended December 31, 1999 from $(171,000) for the three months ended December 31, 1998. The Partnership did not recognized certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships reached $0 at December 31, 1999. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the increase of equity in losses from the limited partnerships there was a increase in loss from operations of $3,000 for the three months ended December 31, 1999 to $(89,000) from $(86,000) for the three months ended December 31, 1998

Nine Months Ended December 31, 1999 Compared to Nine Months Ended December 31, 1998. The Partnership's net loss for the nine months ended December 31, 1999 was $(815,000), reflecting a decrease of $215,000 from the net loss experienced for the nine months ended December 31, 1998. The decline in net loss is primarily due to equity in losses of limited partnerships which declined by $215,000 to $(540,000) for the nine months ended December 31, 1999 from $(755,000) for the nine months ended December 31, 1998. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships reached $0 at December 31, 1999. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized.

Cash Flows

Nine Months Ended December 31, 1999 Compared to Nine Months Ended December 31, 1998. Net cash provided during the nine months ended December 31,1999 was $62 compared to a net cash decrease of $(6,000) for the nine months ended December 31, 1998. The change was due primarily to an increase in distributions of $5,000, and a decrease in operating costs of $1,000.

During the nine months ended December 31, 1999 and the nine moths ended December 31, 1998, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $224,000 and $225,000 respectively. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at December 31, 1999, to be sufficient to meet all currently foreseeable future cash requirements.

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

WNC HOUSING TAX CREDIT FUND III, L.P.

By:  WNC Tax Credit Partners, L.P., General Partner

By:  WNC & Associates, Inc., General Partner



By: /s/ Wilfred N. Cooper, Jr.

Wilfred N. Cooper, Jr., President
WNC & Associates, Inc.

Date: February 14, 2000



By: /s/ Michael L. Dickenson

Michael L. Dickenson, Vice President-Chief Financial Officer
WNC & Associates, Inc.

Date: February 14, 2000