Form 10-K
period 2000-03-31
WNC HOUSING TAX CREDIT FUND III L P
filed 2000-07-14
CIK 875278

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2000

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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

The general partner of the Partnership is WNC Tax Credit Partners, L.P. ("TCP" or the "General Partner"). The general partners of TCP are WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper, Sr. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of Associates. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of Associates. Wilfred N. Cooper, Jr., President of Associates, owns 2.1% of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

As of March 31, 2000, the Partnership had invested in forty-eight Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the forty-eight Housing Complexes as of the dates and for the periods indicated:


                                                        ------------------------------ ---------------------------------------------
                                                              As of March 31, 2000                As of December 31, 1999
                                                        ------------------------------ ---------------------------------------------
                                                        Partnership's                                                   Encumbrances
                                                        Total Investment  Amount of                     Estimated Low   of Local
Partnership                            General Partner  in Local Limited  Investment    Number   Occu-  Income Housing  Limited
Name                   Location        Name             Partnerships      Paid to Date  of Units pancy  Credits         Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Beaumont Elderly       Beaumont,       Donald W. Sowell    $    229,000   $  229,000      30        90%   $     462,000   $  929,000
Housing, L.P.          Mississippi

Brownfield Seniors     Brownfield,     Winston Sullivan         147,000      147,000      24       100%         292,000      690,000
Community, Ltd.        Texas

Buffalo Apartments,    Buffalo,        Donald W. Sowell          91,000       91,000      24       100%         177,000      415,000
Ltd.                   Texas

Cambridge Court        Grottoes,       The Humphrey
Associates Limited     Virginia        Companies                254,000      254,000      39        95%         557,000    1,328,000
Partnership

Candleridge            Bondurant,      Eric A. Sheldahl          99,000       99,000      23       100%         222,000      601,000
Apartments of          Iowa
Bondurant L.P.

Candleridge            Waukee,         Eric A. Sheldahl         101,000      101,000      23       100%         227,000      656,000
Apartments of Waukee   Iowa
L.P.

Carlinville            Carlinville,    Kenneth M. Vitor         105,000      105,000      20        85%         208,000      502,000
Associates I, L.P.     Illinois

Cherokee Housing,      Cedar Bluff,    Thomas H. Cooksey and
Ltd.                   Alabama         Apartment Developers,
                                       Inc.                     110,000      110,000      19       100%         272,000      622,000

Chester Associates     Chester,        Kenneth M. Vitor         159,000      159,000      24        71%         358,000      693,000
I, a Limited           Illinois
Partnership

Clinton Terrace        Albany,         Eddie C. Dalton          138,000      138,000      24        96%         290,000      771,000
Apartments, Ltd.       Kentucky

                                                        ------------------------------ ---------------------------------------------
                                                              As of March 31, 2000                As of December 31, 1999
                                                        ------------------------------ ---------------------------------------------
                                                        Partnership's                                                   Encumbrances
                                                        Total Investment  Amount of                     Estimated Low   of Local
Partnership                            General Partner  in Local Limited  Investment    Number   Occu-  Income Housing  Limited
Name                   Location        Name             Partnerships      Paid to Date  of Units pancy  Credits         Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Coffeeville Housing,   Coffeeville,    Thomas H. Cooksey and
Ltd.                   Alabama         Apartment Developers,
                                       Inc.                     103,000      103,000      19        84%         239,000      545,000

Coosa County Housing,  Rockford,       Thomas H. Cooksey and
Ltd.                   Alabama         Apartment Developers,
                                       Inc.                     103,000      103,000      19        95%         265,000      563,000

Crockett Manor, Ltd.   Crockett,       Jean Johnson             184,000      184,000      40       100%         383,000      899,000
                       Texas

Crockett Manor Senior  Crockett,       Jean Johnson             203,000      203,000      36        97%         446,000    1,023,000
Citizens Complex, Ltd. Texas

Delta Manor, L.P.      Techula,        Glenn D. Miller          227,000      227,000      36        97%         499,000    1,236,000
                       Mississippi

Eupora Apartments,     Eupora,         Richard Tenhet and
L.P.                   Mississippi     Geraldine Tenhet         138,000      138,000      36        92%         310,000    1,205,000

Fairview Village V,    Carroll,        Kevin A. Bierl           119,000      119,000      20       100%         273,000      594,000
Limited Partnership    Iowa

Fox Lake Manor         Fox Lake,       William E. Paschke,
Limited Partnership    Wisconsin       Jr. and Robert E.
                                       Campbell                  84,000       84,000      12        67%         161,000      375,000

Ft. Deposit Housing,   Fort Deposit,   Thomas H. Cooksey and
Ltd.                   Alabama         Apartment Developers,
                                       Inc.                     127,000      127,000      23        91%         330,000      704,000

Gulf Coast             Gulfport,       Philip Napier            320,000      320,000      59       100%         698,000    1,442,000
Apartments, L.P.       Mississippi

                                                        ------------------------------ ---------------------------------------------
                                                              As of March 31, 2000                As of December 31, 1999
                                                        ------------------------------ ---------------------------------------------
                                                        Partnership's                                                   Encumbrances
                                                        Total Investment  Amount of                     Estimated Low   of Local
Partnership                            General Partner  in Local Limited  Investment    Number   Occu-  Income Housing  Limited
Name                   Location        Name             Partnerships      Paid to Date  of Units pancy  Credits         Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Gulf Coast Apartments  Long Beach,     Philip Napier            315,000      315,000      60        95%         685,000    1,454,000
of Long Beach, L.P.    Mississippi

Heritage Colonial      Blackshear,     Robert J. Deharder
Homes, L.P.            Georgia         and Jacqueline F.
                                       McPhillips               125,000      115,000      20       100%         126,000      528,000

HOI Limited            Benson, North   Housing
Partnership of Benson  Carolina        Opportunities, Inc.      269,000      269,000      50        98%         577,000    1,218,000

HOI Limited            Dallas, North   Housing
Partnership of Dallas  Carolina        Opportunities, Inc.      366,000      366,000      60        95%         787,000    1,711,000

HOI Limited            Dunn, North     Housing
Partnership of Dunn    Carolina        Opportunities, Inc.      170,000      170,000      34       100%         366,000      825,000

HOI Limited            Kings Mountain, Housing
Partnership of Kings   North Carolina  Opportunities, Inc.      262,000      262,000      46       100%         563,000    1,238,000
Mt.

HOI Limited            Sanford, North  Housing
Partnership of Lee     Carolina        Opportunities, Inc.      419,000      419,000      78        95%         901,000    1,995,000

HOI Limited            Sanford, North  Housing
Partnership of Sanford Carolina        Opportunities, Inc.      277,000      277,000      50       100%         594,000    1,268,000

HOI Limited            Selma, North    Housing
Partnership of Selma   Carolina        Opportunities, Inc.      271,000      271,000      58        98%         582,000    1,232,000

Killbuck Limited       Killbuck,       Georg E. Maharg          151,000      151,000      24        88%         338,000      750,000
Partnership            Ohio

                                                        ------------------------------ ---------------------------------------------
                                                              As of March 31, 2000                As of December 31, 1999
                                                        ------------------------------ ---------------------------------------------
                                                        Partnership's                                                   Encumbrances
                                                        Total Investment  Amount of                     Estimated Low   of Local
Partnership                            General Partner  in Local Limited  Investment    Number   Occu-  Income Housing  Limited
Name                   Location        Name             Partnerships      Paid to Date  of Units pancy  Credits         Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Lake Ridge             Tiptonville,    Lewis Beasley, Jr.
Apartments, L.P.       Tennessee       and Carol Beasley        317,000      317,000      44        98%         647,000    1,465,000

Levelland Manor, L.P.  Levelland,      1600 Capital Company     175,000      175,000      36        83%         393,000      906,000
                       Texas

Logan Park Associates  Caldwell,       Riley J. Hill            571,000      571,000      50       100%       1,281,000    2,281,000
Limited Partnership    Idaho

Meadow Run Associates  Gordonsville,   The Humphrey
Limited Partnership    Virginia        Companies                302,000      302,000      43       100%         662,000    1,494,000

Oakdale Senior         Oakdale,        Oakdale Senior
Housing Limited        California      Housing Corporation      919,000      919,000      80       100%       2,110,000    3,066,000
Partnership

Orange Beach Housing,  Orange Beach,   Thomas H. Cooksey and
Ltd.                   Alabama         Apartment Developers,
                                       Inc.                     229,000      208,000      31       100%         472,000    1,093,000

Parks I Limited        Chatham,        Sallie B. Garst and
Partnership            Virginia        Lillien S. Brown         253,000      253,000      39       100%         568,000    1,247,000

Post Manor, L.P.       Post, Texas     1600 Capital Company     117,000      117,000      24        88%         263,000      603,000

Red Bud Associates I,  Red Bud,        Kenneth M. Vitor         135,000      135,000      20        90%         303,000      601,000
a Limited Partnership  Illinois

Steeleville            Steeleville,    Kenneth M. Vitor         110,000      110,000      16        81%         247,000      540,000
Associates I, a        Illinois
Limited Partnership

                                                        ------------------------------ ---------------------------------------------
                                                              As of March 31, 2000                As of December 31, 1999
                                                        ------------------------------ ---------------------------------------------
                                                        Partnership's                                                   Encumbrances
                                                        Total Investment  Amount of                     Estimated Low   of Local
Partnership                            General Partner  in Local Limited  Investment    Number   Occu-  Income Housing  Limited
Name                   Location        Name             Partnerships      Paid to Date  of Units pancy  Credits         Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Tanglewood Limited     Frankfurt,      Georg E. Maharg and
Partnership            Ohio            Maharg Realty, Inc.      212,000      212,000      36        92%         475,000    1,068,000

Village Lane           Farmington,     ERC Properties, Inc.     168,000      168,000      36       100%         370,000      888,000
Properties, a Limited  Arkansas
Partnership

Whitted Forest         Hillsborough,   Hillsborough
Limited Partnership    North Carolina  Affordable Housing
                                       Corporation              685,000      685,000      35       100%       1,572,000    1,030,000

Wilcam Housing, Ltd.   Camden,         Thomas H. Cooksey and
                       Alabama         Apartment Developers,
                                       Inc.                     126,000      106,000      19        89%         299,000      623,000

Wills Point Manor,     Wills Point,    1600 Capital Company     124,000      124,000      24        92%         277,000      630,000
L.P.                   Texas

Windmere Associates    Lexington,      The Humphrey
Limited Partnership    Virginia        Companies                291,000      291,000      38       100%         539,000    1,486,000

Woodlands Apartments,  Mount Pleasant, 1600 Capital Company     239,000      239,000      48        92%         537,000    1,255,000
L.P.                   Texas

Woodview Limited       Chillicothe,    Michael K. Moore         269,000      269,000      36       100%         362,000    1,198,000
Partnership            Illinois and                          ----------   ----------   -----     ------      ----------   ----------
                       Glassford,                          $ 10,908,000 $ 10,857,000   1,685        95%    $ 23,565,000 $ 49,486,000
                       Illinois                              ==========   ==========   =====     ======      ==========   ==========

                                       9

                                   ---------------------------------------------
                                         For the year ended December 31, 1999
                                   ---------------------------------------------
                                                                 Low Income
                                                    Net          Housing Credits
                                       Rental       Income/      Allocated to
Partnership Name                       Income       (loss)       Partnership
--------------------------------------------------------------------------------
Beaumont Elderly Housing, L.P.       $  92,000   $  (23,000)              99%

Brownfield Seniors Community, Ltd.      86,000        7,000               99%

Buffalo Apartments, Ltd.               150,000      (38,000)              99%

Cambridge Court Associates
Limited Partnership                    133,000      (42,000)              99%

Candleridge Apartments of
Bondurant L.P.                         112,000      (27,000)              99%

Candleridge Apartments of Waukee
L.P.                                   127,000      (15,000)              99%

Carlinville Associates I, L.P.          53,000      (17,000)              99%

Cherokee Housing, Ltd.                  66,000      (11,000)              99%

Chester Associates  I, a Limited
Partnership                             65,000      (42,000)              99%

Clinton Terrace Apartments, Ltd.        68,000      (20,000)              99%

Coffeeville Housing, Ltd.               52,000       (8,000)              99%

Coosa County Housing, Ltd.              58,000       (9,000)              99%

Crockett Manor, Ltd.                   135,000      (17,000)              99%

Crockett Manor Senior Citizens
Complex, Ltd.                          111,000      (11,000)              99%

Delta Manor, L.P.                      147,000      (26,000)              99%

Eupora Apartments, L.P.                106,000      (21,000)              99%

                                   ---------------------------------------------
                                         For the year ended December 31, 1999
                                   ---------------------------------------------
                                                                 Low Income
                                                    Net          Housing Credits
                                       Rental       Income/      Allocated to
Partnership Name                       Income       (loss)       Partnership
--------------------------------------------------------------------------------
Fairview Village V, Limited
Partnership                             68,000       (9,000)              99%

Fox Lake Manor Limited Partnership      32,000      (13,000)              99%

Ft. Deposit Housing, Ltd.               72,000      (24,000)              99%

Gulf Coast Apartments, L.P.            184,000      (35,000)              99%

Gulf Coast Apartments of Long
Beach, L.P.                            218,000      (25,000)              99%

Heritage Colonial Homes, L.P.           66,000      (26,000)              99%

HOI Limited Partnership of Benson      192,000      (10,000)              99%

HOI Limited Partnership of Dallas      215,000      (48,000)              99%

HOI Limited Partnership of Dunn        120,000      (16,000)              99%

HOI Limited Partnership of Kings
Mt.                                    150,000      (27,000)              99%

HOI Limited Partnership of Lee         273,000      (73,000)              99%

HOI Limited Partnership of Sanford     187,000      (45,000)              99%

HOI Limited Partnership of Selma       215,000      (34,000)              99%

Killbuck Limited Partnership            80,000      (24,000)              99%

Lake Ridge Apartments, L.P.            136,000     (230,000)              99%

Levelland Manor, L.P.                  118,000       (7,000)              99%

Logan Park Associates Limited
Partnership                            402,000       (8,000)              99%

                                   ---------------------------------------------
                                         For the year ended December 31, 19998
                                   ---------------------------------------------
                                                                 Low Income
                                                    Net          Housing Credits
                                       Rental       Income/      Allocated to
Partnership Name                       Income       (loss)       Partnership
--------------------------------------------------------------------------------
Meadow Run Associates Limited
Partnership                            156,000      (32,000)              99%

Oakdale Senior Housing Limited
Partnership                            320,000     (227,000)              99%

Orange Beach Housing, Ltd.             100,000      (34,000)              99%

Parks I Limited Partnership            210,000      (23,000)              99%

Post Manor, L.P.                        65,000      (27,000)              99%

Red Bud Associates I, a Limited
Partnership                             60,000      (42,000)              99%

Steeleville Associates I, a
Limited Partnership                     44,000      (30,000)              99%

Tanglewood Limited Partnership         107,000      (31,000)              99%

Village Lane Properties, a
Limited Partnership                    175,000      (30,000)              99%

Whitted Forest Limited Partnership     181,000      (27,000)              99%

Wilcam Housing, Ltd.                    61,000      (16,000)              99%

Wills Point Manor, L.P.                 80,000            -               99%

Windmere Associates Limited
Partnership                            157,000      (43,000)              99%

Woodlands Apartments, L.P.             163,000      (43,000)              99%

Woodview Limited Partnership           138,000      (27,000)              99%
                                     ---------    ---------
                                 $   6,306,000 $ (1,606,000)
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

(b)  At March 31, 2000, there were 1,031 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2000.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                     March 31                                   December 31
                            ---------------------------   --------------------------------------------------------

                                 2000         1999           1998          1997          1996           1995
                              -----------  ------------   ------------  ------------  ------------   -----------
ASSETS
Cash and cash equivalents   $    330,386 $     335,746  $     338,486 $     333,368 $     448,311  $    519,652
Investments in limited
 partnerships, net             3,533,290     4,556,343      4,811,538     5,923,350     7,221,643     8,840,410
Other assets                           -             -              -             -           531        17,004
                              -----------  ------------   ------------  ------------  ------------   -----------

                            $  3,863,676 $   4,892,089  $   5,150,024 $   6,256,718 $   7,670,485  $  9,377,066
                              ===========  ============   ============  ============  ============   ===========
LIABILITIES
Due to limited
 partnerships               $     50,818 $      50,818  $      50,818 $      50,818 $      50,818  $    159,730
Accrued fees and expenses
 due to general partner
 and affiliates                1,581,300     1,295,236      1,225,414       923,399       750,497       516,327

PARTNERS' EQUITY               2,231,558     3,546,035      3,873,792     5,282,501     6,869,170     8,701,009
                              -----------  ------------   ------------  ------------  ------------   -----------

                            $  3,863,676 $   4,892,089  $   5,150,024 $   6,256,718 $   7,670,485  $  9,377,066
                              ===========  ============   ============  ============  ============   ===========

Selected results of operations, cash flows, and other information for the Partnership is as follows for the periods indicated:

                            For the
                             Year
                             Ended        For the Three Months                     For the Years Ended
                            March 31         Ended March 31                            December 31
                          -----------  ------------------------  ----------------------------------------------------
                             2000           1999         1998         1998         1997         1996          1995
                          ----------    -----------  -----------  -----------   ----------   ----------    ----------
                                                    (Unaudited)
Loss from operations    $   (354,817) $   (96,591) $   (86,217) $  (360,770) $   (356,655) $   (425,201) $  (303,845)

Equity in losses of
 limited
 partnerships               (959,660)    (231,166)    (292,600)  (1,047,939)   (1,230,014)   (1,406,638)  (1,312,450)
                           ----------  -----------  -----------  -----------   -----------   -----------  -----------

Net loss                $ (1,314,477) $  (327,757) $  (378,817) $(1,408,709) $ (1,586,669) $ (1,831,839) $(1,616,295)
                          ===========  ===========  ===========  ===========   ===========   ===========  ===========
Net loss allocated to:
 General partner        $    (13,145) $    (3,278) $    (3,788) $   (14,087) $    (15,866) $    (18,318) $   (16,163)
                          ===========  ===========  ===========  ===========   ===========   ===========  ===========

 Limited partners       $ (1,301,332) $  (324,479) $  (375,029) $(1,394,622) $ (1,570,803) $ (1,813,521) $(1,600,132)
                          ===========  ===========  ===========  ===========   ===========   ===========  ===========
Net loss per limited
 partnership unit       $     (86.76) $    (21.63) $    (25.00) $    (92.97) $    (104.72) $    (120.90) $   (106.68)
                          ===========  ===========  ===========  ===========   ===========   ===========  ===========
Outstanding weighted
 limited partner
 units                        15,000       15,000       15,000       15,000        15,000        15,000       15,000
                          ===========  ===========  ===========  ===========   ===========   ===========  ===========

                            For the
                             Year
                             Ended        For the Three Months                     For the Years Ended
                            March 31         Ended March 31                            December 31
                          -----------  ------------------------  -----------------------------------------------------
                             2000          1999         1998         1998         1997         1996         1995
                          ----------   -----------  -----------  -----------   ----------   ----------   ----------
                                                    (Unaudited)
Net cash provided by
 (used in):
 Operating activities   $    (21,505) $   (14,957) $      (463) $   (11,507) $   (135,974) $    (73,931) $   (16,170)

 Investing activities         16,145       12,217       11,569       16,625        21,031         2,590     (574,527)
                           ----------  -----------  -----------  -----------   ----------     ----------   ----------
Net change in cash and
 cash equivalents             (5,360)      (2,740)      11,106        5,118      (114,943)      (71,341)    (590,697)

Cash and cash
 equivalents,
 beginning of period         335,746      338,486      333,368      333,368       448,311       519,652    1,110,349
                           ----------  -----------  -----------  -----------   ----------     ----------   ----------
Cash and cash
 equivalents,
 end of period          $    330,386  $   335,746  $   344,474  $   338,486  $    333,368  $    448,311  $   519,652
                           ==========  ===========  ===========  ===========   ==========     ==========   ==========

Low Income  Housing  Credit per Unit was as follows for the years ended December 31:

                                          1999           1998            1997             1996            1995
                                     -------------  -------------   --------------   -------------   --------------
 Federal                          $           157 $          157  $           157  $          157  $           152
 State                                          -              -                -               -                -
                                     -------------  -------------   --------------   -------------   --------------

 Total                            $           157 $          157  $           157  $          157  $           152
                                     =============  =============   ==============   =============   ==============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Partnership's assets at March 31, 2000 consisted primarily of $330,386 in cash and aggregate investments in the forty-eight Local Limited Partnerships of $3,533,290. Liabilities at March 31, 2000 primarily consisted of $1,581,300 of accrued annual management fees due to the General Partner.

Results of Operations

Year Ended March 31, 2000 Compared to Year Ended December 31, 1998. The Partnership's net loss for the year ended March 31, 2000 was $(1,314,000), reflecting a decrease of $95,000 from the net loss experienced for the year ended December 31, 1998. The decline in net loss is primarily due to equity in losses from limited partnerships which declined by $88,000 to $(960,000) for the year ended March 31, 2000 from $(1,048,000) for the year ended December 31, 1998. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at March 31, 2000. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. In addition, as the investment in such Local Limited Partnerships had reached $0, distributions received after the investment balance reached $0 were recognized as distribution income, which resulted in an increase in distribution income of $4,000.

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

Cash Flows

Year Ended March 31, 2000 Compared to Year Ended December 31, 1998. Net cash used during the year ended March 31, 2000 was $(5,000), compared to net cash increase for the year ended December 31, 1998 of $5,000. The change was due primarily to an increase in cash paid to the General Partner for annual management fees of $10,000.

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

During the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $286,000, $70,000 and $302,000, respectively. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2000, to be sufficient to meet all currently foreseeable future cash requirements.

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

Non-IT Systems. The Partnership also relies on the non-IT systems of WNC. Non-IT systems include machinery and equipment such as telephones, voice mail and electronic postage equipment. The non-IT systems of WNC are year 2000 compliant.

Service Providers. WNC also relies on the IT and non-IT systems of service providers. Service providers include utility companies, financial institutions, telecommunications carriers, municipalities, and other outside vendors. WNC has obtained verbal assurances from its material service providers (electrical power provider, financial institutions and telecommunications carriers) that their IT and non-IT systems are year 2000 compliant. To date, WNC has not encountered significant year 2000 issues or business disruptions from its service providers.

Costs to Address Year 2000 Issues

The cost to address year 2000 issues for WNC has been less than $25,000.

Risk of Year 2000 Issues

Although WNC has encountered no significant year 2000 issues to date, the most reasonable and likely result from non-year 2000 compliance of systems of the service providers noted above would be the disruption of normal business operations for WNC. This disruption could, in turn, lead to delays in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst case scenario would be the replacement of a service provider. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Local Limited Partnerships

Status of Readiness

To date, WNC and the Partnership have encountered no significant year 2000 issues with respect to the Local Limited Partnerships.

Costs to Address Year 2000 Issues

There has been and will be no cost to the Partnership as a result of assessing year 2000 issues for the Local Limited Partnerships. Although no significant year 2000 issues have been encountered to date, the cost to deal with potential year 2000 issues of the Local Limited Partnerships cannot be estimated at this time.

Risk of Year 2000 Issues

Although no significant year 2000 issues have been encountered to date, there can be no assurance that the Partnership will be unaffected by year 2000 issues. The most reasonable and likely result from non-year 2000 compliance will be the disruption of normal business operations for the Local Limited Partnerships, including but not limited to the possible failure to properly collect rents and meet their obligations in a timely manner. This disruption would, in turn, lead to delays by the Local Limited Partnerships in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst-case scenario would include the initiation of foreclosure proceedings on the property by mortgage debt holders. Under these circumstances, WNC or its affiliates will take actions necessary to minimize the risk of foreclosure, including the removal and replacement of a Local General Partner by the Partnership. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
WNC Housing Tax Credit Fund III, L.P.

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund III, L.P. (a California Limited Partnership) (the "Partnership") as of March 31, 2000 and 1999, and December 31, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 59%, 62% and 64% of the total assets of the Partnership at March 31, 2000 and 1999, and December 31, 1998, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund III, L.P. (a California Limited Partnership) as of March 31, 2000 and 1999, and December 31, 1998, and the results of its operations and its cash flows for the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998, in conformity with generally accepted accounting principles.


                              /s/ BDO SEIDMAN, LLP
                                  BDO SEIDMAN, LLP
Orange County, California
June 20, 2000

INDEPENDENT AUDITORS' REPORT



To the Partners
WNC Housing Tax Credit Fund III, L.P.


We have audited the accompanying statements of operations, partners' equity (deficit) and cash flows of WNC Housing Tax Credit Fund III, L.P. (a California Limited Partnership) (the "Partnership") for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the limited partnerships in which WNC Housing Tax Credit Fund III, L.P. is a limited partner. These investments, as discussed in Note 2 to the financial statements, are accounted for by the equity method. The investments in these limited partnerships represented 95% of the total assets of WNC Housing Tax Credit Fund III, L.P. at December 31, 1997. Substantially all of the financial statements of the limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audit and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of WNC Housing Tax Credit Fund III, L.P. (a California Limited Partnership) for year in ended December 31, 1997, in conformity with generally accepted accounting principles.


                               /s/ CORBIN & WERTZ
                                   CORBIN & WERTZ

Irvine, California
March 23, 1998

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                              March 31                December 31
                                                    ------------------------------   ---------------
                                                        2000             1999             1998
                                                    -------------    -------------   ---------------
ASSETS
Cash and cash equivalents                         $      330,386   $      335,746 $         338,486
Investments in limited  partnerships,
 net (Note 2)                                          3,533,290        4,556,343         4,811,538
                                                    -------------    -------------   ---------------

                                                  $    3,863,676   $    4,892,089 $       5,150,024
                                                    =============    =============   ===============
LIABILITIES AND PARTNERS' EQUITY
 (DEFICIT)

Liabilities:
 Due to limited partnerships (Note 4)             $       50,818   $       50,818  $         50,818
 Accrued fees and expenses due to General
   Partner and affiliates (Note 3)                     1,581,300        1,295,236         1,225,414
                                                    -------------    -------------   ---------------

   Total liabilities                                   1,632,118        1,346,054         1,276,232
                                                    -------------    -------------   ---------------
Commitments and contingencies

Partners' equity (deficit):
 General partner                                         (18,206)          (5,061)           (1,783)
 Limited partners (15,000 units authorized;
  15,000 units issued and outstanding)                 2,249,764        3,551,096         3,875,575
                                                    -------------    -------------   ---------------

   Total partners' equity                              2,231,558        3,546,035         3,873,792
                                                    -------------    -------------   ---------------

                                                  $    3,863,676   $    4,892,089  $      5,150,024
                                                    =============    =============   ===============

                 See accompanying notes to financial statements
                                       20

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                                             For the
                                              For the         Three
                                            Year Ended        Months             For the Years Ended
                                              March 31     Ended March 31            December 31
                                           -------------  --------------- ----------------------------
                                             2000             1999            1998           1997
                                          ------------    -------------   -------------   ------------
Interest income                         $      15,793   $        3,646  $       14,043  $      11,158
Distribution income (Note 2)                    3,793              500               -              -
Other income                                    3,220                -               -              -
                                          ------------    -------------   -------------   ------------

     Total income                              22,806            4,146          14,043         11,158
                                          ------------    -------------   -------------   ------------

Operating expenses:
 Amortization (Note 2)                         47,248           11,812          47,248         47,248
 Asset management fees (Note 3)               299,027           74,868         299,473        299,473
 Office                                        31,348           14,057          28,092         21,092
                                          ------------    -------------   -------------   ------------

   Total operating expenses                   377,623          100,737         374,813        367,813
                                          ------------    -------------   -------------   ------------

Loss from operations                         (354,817)         (96,591)       (360,770)      (356,655)

Equity in losses of limited
 partnerships (Note 2)                       (959,660)        (231,166)     (1,047,939)    (1,230,014)
                                          ------------    -------------   -------------   ------------

Net loss                                $  (1,314,477)  $     (327,757) $   (1,408,709) $  (1,586,669)
                                          ============    =============   =============   ============

Net loss allocated to:
 General partner                        $     (13,145)  $       (3,278) $      (14,087) $     (15,866)
                                          ============    =============   =============   ============

 Limited partners                       $  (1,301,332)  $     (324,479) $   (1,394,622) $  (1,570,803)
                                          ============    =============   =============   ============

Net loss per limited partnership unit   $      (86.76)  $       (21.63) $       (92.97) $     (104.72)
                                          ============    =============   =============   ============

Outstanding weighted limited partner
 units                                         15,000           15,000          15,000         15,000
                                          ============    =============   =============   ============


                 See accompanying notes to financial statements
                                       21

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997


                                                               General            Limited
                                                               Partner            Partners             Total
                                                            ---------------    ---------------     ---------------
Partners' equity at January 1, 1997                       $         28,170   $      6,841,000    $      6,869,170

Net loss                                                           (15,866)        (1,570,803)         (1,586,669)
                                                            ---------------    ---------------     ---------------

Partners' equity at December 31, 1997                               12,304          5,270,197           5,282,501

Net loss                                                           (14,087)        (1,394,622)         (1,408,709)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at December 31, 1998                     (1,783)         3,875,575           3,873,792

Net loss                                                            (3,278)          (324,479)           (327,757)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 1999                        (5,061)         3,551,096           3,546,035

Net loss                                                           (13,145)        (1,301,332)         (1,314,477)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2000              $        (18,206)  $      2,249,764    $      2,231,558
                                                            ===============    ===============     ===============

                 See accompanying notes to financial statements
                                       22

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                           For the
                                              For the       Three
                                            Year Ended      Months          For the Years Ended
                                              March 31   Ended March 31          December 31
                                         -------------- ---------------- ---------------------------
                                            2000            1999           1998            1997
                                         ------------   -------------   ------------    ------------
Cash flows from operating activities:
 Net loss                             $  (1,314,477)       (327,757)    (1,408,709) $   (1,586,669)

 Adjustments  to reconcile net loss
  to net cash used in operating
  activities:
   Amortization                              47,248          11,812         47,248          47,248
   Equity in losses of limited
    partnerships                            959,660         231,166      1,047,939       1,230,014
   Change in other assets                         -               -              -             531
   Change in accrued fees and
    expenses due to General
    Partner and affiliates                  286,064          69,822        302,015         172,902
                                        ------------   -------------   ------------    ------------

Net cash used in operating activities       (21,505)        (14,957)       (11,507)       (135,974)
                                        ------------   -------------   ------------    ------------

Cash flows from investing activities:
 Distributions from limited
  partnerships                               16,145          12,217         16,625          21,031
                                        ------------   -------------   ------------    ------------

Net increase (decrease) in cash and
 cash equivalents                            (5,360)         (2,740)         5,118        (114,943)

Cash and cash equivalents, beginning
 of period                                  335,746         338,486        333,368         448,311
                                        ------------   -------------   ------------    ------------

Cash and cash equivalents, end of
 period                               $     330,386  $      335,746  $     338,486   $     333,368
                                        ============   =============   ============    ============
SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
  Taxes paid                          $         800  $            -  $         800   $         800
                                        ============   =============   ============    ============


                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

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

The general partner is WNC Tax Credit Partners, L.P. (the "General Partner"), a California limited partnership. WNC & Associates, Inc. ("WNC") and Wilfred N. Cooper, Sr. are the general partners of the General Partner. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust owns 66.8% of the outstanding stock of WNC. John B. Lester was the original limited partner of the Partnership and owns 28.6% of the outstanding stock of WNC. Wilfred N. Cooper, Jr., President of WNC, owns 2.1% of the outstanding stock of WNC.

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

Change in Reporting Year End

In 1999, the Partnership elected to change its year end for financial reporting purposes from December 31 to March 31. All financial information reflected in the financial statements and related footnotes has been adjusted for this change in year end except for the combined condensed financial information relating to the Local Limited Partnerships included in Note 2.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

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

Losses from limited partnerships for the years ended December 31, 1998 and 1997 have been recorded by the Partnership based on reported results provided by the Local Limited Partnerships. Losses from limited partnerships for the three months ended March 31, 1999 have been estimated by management of the Partnership. Losses from Local Limited Partnerships for the year ended March 31, 2000 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships and on three months of results estimated by management at the Partnership. Losses from Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of March 31, 2000 and 1999, and December 31, 1998, the Partnership had cash equivalents of $11,599, $11,057 and $10,957, respectively.

Concentration of Credit Risk

At March 31, 2000, the Partnership has maintained cash balances at a certain financial institution in excess of the maximum federally insured amounts.

Net Loss Per Limited Partner Unit

Net loss per limited partnership unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net loss per unit is not required.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

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

The Partnership's investments in Local Limited Partnerships as reflected in the balance sheets at March 31, 2000 and 1999, are approximately $1,929,000 and $1,352,000, respectively, greater than the Partnership's combined equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses, as discussed below, acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and to capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnerships' financial statements. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the losses recorded by the Partnership for the three month period ended March 31.

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

At March 31, 2000, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the year ended March 31, 2000 and the three months ended March 31, 1999 amounting to approximately $677,000 and $80,000, respectively, have not been recognized. The Partnership's share of losses during the years ended December 31, 1998 and 1997 amounting to approximately $197,000 and $157,000, respectively, have not been recognized. As of March 31, 2000, the aggregate share of net losses not recognized by the Partnership amounted to $1,111,000.

Following is a summary of the equity method activity of the investments in limited partnerships for the periods presented:

                                                     For the Year       For the Three
                                                        Ended           Months Ended          For the Years Ended
                                                       March 31            March 31               December 31
                                                    ---------------    ---------------   ----------------------------
                                                         2000               1999            1998             1997
                                                    ---------------    ---------------   ------------     -----------
Investments per balance sheet, beginning
 of period                                        $      4,556,343   $      4,811,538  $   5,923,350    $  7,221,643
Equity in losses of limited partnerships                  (959,660)          (231,166)    (1,047,939)     (1,230,014)
Distributions received                                     (16,145)           (12,217)       (16,625)        (21,031)
Amortization of paid acquisition fees and costs            (47,248)           (11,812)       (47,248)        (47,248)
                                                    ---------------    ---------------   ------------     -----------

Investments in limited partnerships, end
 of period                                        $      3,533,290   $      4,556,343  $   4,811,538    $  5,923,350
                                                    ===============    ===============   ============     ===========

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

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

                        COMBINED CONDENSED BALANCE SHEETS

                                                                 1999                1998
                                                            ---------------     ---------------
ASSETS

Buildings and improvements, net of accumulated
 depreciation for 1999 and 1998 of $12,885,000
 and $10,899,000, respectively                            $     47,847,000    $     49,813,000
Land                                                             4,085,000           4,076,000
Due from related parties                                            21,000              21,000
Other assets                                                     4,684,000           4,332,000
                                                            ---------------     ---------------

                                                          $     56,637,000    $     58,242,000
                                                            ===============     ===============
LIABILITIES

Mortgage loans payable                                    $     49,486,000    $     49,698,000
Due to related parties                                           2,380,000           2,355,000
Other liabilities                                                1,361,000           1,170,000
                                                            ---------------     ---------------

                                                                53,227,000          53,223,000
                                                            ---------------     ---------------
PARTNERS' CAPITAL

WNC Housing Tax Credit Fund III, L.P.                            1,604,000           3,204,000
Other partners                                                   1,806,000           1,815,000
                                                            ---------------     ---------------

                                                                 3,410,000           5,019,000
                                                            ---------------     ---------------

                                                          $     56,637,000    $     58,242,000
                                                            ===============     ===============

                                       28

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                    1999               1998                1997
                                               ---------------    ---------------     ---------------
Revenues                                    $      6,566,000    $      6,439,000    $      6,319,000
                                              ---------------     ---------------     ---------------
Expenses:
 Operating expenses                                4,245,000           3,993,000           3,989,000
 Interest expense                                  1,818,000           1,759,000           1,776,000
 Depreciation and amortization                     2,109,000           1,944,000           1,958,000
                                              ---------------     ---------------     ---------------

   Total expenses                                  8,172,000           7,696,000           7,723,000
                                              ---------------     ---------------     ---------------

Net loss                                    $     (1,606,000)   $     (1,257,000)   $     (1,404,000)
                                              ===============     ===============     ===============

Net loss allocable to the Partnership       $     (1,590,000)   $     (1,245,000)   $     (1,387,000)
                                              ===============     ===============     ===============

Net loss recorded by the Partnership        $       (960,000)   $     (1,048,000)   $     (1,230,000)
                                              ===============     ===============     ===============

Certain Local Limited Partnerships have incurred significant operating losses and over 50% have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired and the loss and recapture of the related tax credits could occur.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or their affiliates for the following items:

          Acquisition fees not to exceed 9% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,350,000. Accumulated amortization of these capitalized costs was $306,370, $261,374 and $250,125 as of March 31, 2000 and 1999, and December 31,
          1998, respectively.

          Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.6% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $67,423, which have been included in investments in limited partnerships. Accumulated amortization was $15,134, $12,882 and $12,319 for March 31, 2000 and 1999, and December 31, 1998,
          respectively.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

          An annual asset management fee equal to 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Management fees of $299,027 and $74,868 were incurred during the year ended March 31, 2000 and the three months ended March 31, 1999, respectively, and $299,473 were incurred for each of the years ended December 31, 1998 and 1997, of which $10,000 and $4,800 was paid during the year ended March 31, 2000 and the three months ended March 31, 1999, respectively, and $0 and $125,000 were paid during the years ended December 31, 1998 and 1997, respectively.

          A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2002 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to General Partner and affiliates consist of the following:

                                                               March 31                December 31
                                                     -----------------------------    --------------
                                                        2000             1999             1998
                                                     ------------     ------------    --------------
Reimbursement for expenses paid by the General
 Partner or an affiliate                           $           -    $       2,963   $         3,210

Asset management fee payable                           1,581,300        1,292,273         1,222,204
                                                     ------------     ------------    --------------

                                                   $   1,581,300    $   1,295,236   $     1,225,414
                                                     ============     ============    ==============

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

Wilfred N. Cooper, Sr., age 69, is the founder, Chairman of the Board, Chief Executive Officer and a Director of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the programs previously sponsored by the Sponsor. Mr. Cooper has been involved in real estate investment and acquisition activities since 1968. Previously, during 1970 and 1971, he was founder and principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the National Association of Home Builders (NAHB) and a National Trustee for NAHB's Political Action Committee, a Director of the National
Housing Conference (NHC) and a member of NHC's Executive Committee and a Director of the National Multi-Housing Council (NMHC). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

John B. Lester, Jr., age 66, is Vice-Chairman, a Director and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director of WNC Capital Corporation. Mr. Lester has 27 years of experience in engineering and construction and has been involved in real estate investment and acquisition activities since 1986 when he joined the Sponsor. Previously, he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries, which he co-founded in 1973. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

Wilfred N. Cooper, Jr., age 37, is President, Chief Operating Officer, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President of, and a registered principal with, WNC Capital Corporation, a member firm of the NASD, and is a Director of WNC Management, Inc. He has been involved in investment and acquisition activities with respect to real estate since he joined the Sponsor in 1988. Prior to this, he served as Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Advisory Board for LIHC Monthly Report, a Director of NMHC and an Alternate Director of NAHB. He graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 48, is Executive Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Michael L. Dickenson, age 43, is Vice President and Chief Financial Officer, and a member of the Acquisition Committee of WNC & Associates, Inc., and Chief Financial Officer of WNC Management, Inc. He has been involved with acquisition and investment activities with respect to real estate since 1985. Prior to joining the Sponsor in March 1999, he was the Director of Financial Services at TrizecHahn Centers Inc., a developer and operator of commercial real estate, from 1995 to 1999, a Senior Manager with E&Y Kenneth Leventhal Real Estate Group, Ernst & Young, LLP, from 1988 to 1995, and Vice President of Finance with Great Southwest Companies, a commercial and residential real estate developer, from 1985 to 1988. Mr. Dickenson is a member of the Financial Accounting Standards Committee for the National Association of Real Estate Companies and the American Institute of Certified Public Accountants, and a Director of HomeAid Southern California, a charitable organization affiliated with the building industry. He graduated from Texas Tech University in 1978 with a Bachelor of Business Administration - Accounting degree, and is a Certified Public Accountant in California and Texas.

Thomas J. Riha, age 45, is Vice President - Asset Management and a member of the Acquisition Committee of WNC & Associates, Inc. and a Director and Chief Executive Officer of WNC Management, Inc. Mr. Riha has been involved in acquisition and investment activities with respect to real estate since 1979. Prior to joining the Sponsor in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Sy P. Garban, age 54, is Vice President - Institutional Investments of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

N. Paul Buckland, age 37, is Vice President - Acquisitions and a member of the Acquisitions Committee of WNC & Associates, Inc. He has been involved in real estate acquisitions and investments since 1986 and has been employed with WNC & Associates, Inc. since 1994. Prior to that, he served on the development team of the Bixby Ranch that constructed apartment units and Class A office space in California and neighboring states, and as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

David Turek, age 45, is Vice President - Originations of WNC & Associates, Inc. He has been involved with real estate investment and finance activities since 1976 and has been employed by WNC & Associates, Inc. since 1996. From 1995 to 1996, Mr. Turek served as a consultant for a national Tax Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Tax Credit properties. From 1990 to 1995, he was involved in the development of conventional and tax credit multi-family housing. He is a Director with the Texas Council for Affordable Rural Housing and graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Kay L. Cooper, age 63, is a Director of WNC & Associates, Inc. Mrs. Cooper was the founder and sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until 1998. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" is defined as the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $299,027, $74,868 and $299,473 were incurred during the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998, respectively. The Partnership paid the General Partner or its affiliates $10,000, $4,800 and $0 of those fees during the year ended March 31, 2000, the three months ended March 31, 1999, and the year ended December 31, 1998, respectively.

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

(c) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $13,000, $14,000 and $23,000 during the year ended March 31, 2000, the three months ended March 31, 1999, and the year ended December 31, 1998, respectively.

(d) Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Credits, which approximated $24,000 and $24,000 for the General Partner for the years ended December 31, 1999 and 1998, respectively. The General Partner is also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the year ended March 31, 2000, the three months ended March 31, 1999 or the year ended December 31, 1998.

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

UNIT IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements

(a)(1)   Financial statements included in Part II hereof:

         Report of Independent Certified Public Accountants
         Independent Auditors' Report
         Balance Sheets, March 31, 2000 and 1999, and December 31, 1998 Statements of Operations for the year ended March 31, 2000, the three months ended March 31, 1999, and the years ended December 31, 1998 and 1997
         Statements of Partners'  Equity (Deficit) for  the year ended March 31,
          2000, the three months ended March 31, 1999 and the years ended December 31, 1998 and 1997
         Statements  of Cash Flows for the year ended March 31, 2000,  the three months ended March 31, 1999, and the years ended December 31, 1998 and 1997
         Notes to Financial Statements

(a)(2)   Financial statement schedules included in Part IV hereof:

         Report  of  Independent  Certified  Public  Accountants  on   Financial
          Statement Schedules
         Schedule III - Real Estate Owned by Local Limited Partnerships

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

Report of Independent Certified Public Accountants on Financial Statement Schedules



To the Partners
WNC Housing Tax Credit Fund III, L.P.


The audits referred to in our report dated June 20, 2000, relating to the 2000, 1999 and 1998 financial statements of WNC Housing Tax Credit Fund III, L.P. (the "Partnership"), which are contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.

                              /s/ BDO SEIDMAN, LLP
                                  BDO SEIDMAN, LLP


Orange County, California
June 20, 2000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                 -----------------------------------  --------------------------------------------------------------
                                         As of March 31, 2000                              As of December 31, 1999
                                 -----------------------------------  --------------------------------------------------------------
                                    Total Investment    Amount of      Encumbrances of
                                    in Local Limited    Investment     Local Limited     Property and     Accumulated       Net Book
 Partnership Name    Location       Partnerships        Paid to Date   Partnerships      Equipment        Depreciation      Value
------------------------------------------------------------------------------------------------------------------------------------

Beaumont Elderly     Beaumont,
Housing, L.P.        Mississippi     $   229,000        $  229,000     $    929,000      $  1,287,000     $   156,000    $ 1,131,000

Brownfield Seniors   Brownsfield,
Community, Ltd.      Texas               147,000           147,000          690,000           837,000         115,000        722,000

Buffalo Apartments,  Buffalo,
Ltd.                 Texas                91,000            91,000          415,000           555,000          83,000        472,000

Cambridge Court      Grottoes,
Associates Limited   Virginia            254,000           254,000        1,328,000         1,652,000         301,000      1,351,000
Partnership

Candleridge Apart-   Bondurant,
ments of Bondurant   Iowa                 99,000            99,000          601,000           775,000         184,000        591,000
L.P.

Candleridge Apart-   Waukee,
ments of Waukee      Iowa                101,000           101,000          656,000           807,000         173,000        634,000
L.P.

Carlinville          Carlinville,
Associates I, L.P.   Illinois            105,000           105,000          502,000           537,000          98,000        439,000

Cherokee Housing,    Cedar Bluff,
Ltd.                 Alabama             110,000           110,000          622,000           735,000         146,000        589,000

Chester Associates   Chester,
I, a Limited         Illinois            159,000           159,000          693,000         1,000,000         255,000        745,000
Partnership

Clinton Terrace      Albany,
Apartments, Ltd.     Kentucky            138,000           138,000          771,000           930,000         206,000        724,000

Coffeeville          Coffeeville,
Housing, Ltd.        Alabama             103,000           103,000          545,000           659,000         138,000        521,000

Coosa County         Rockford,
Housing, Ltd.        Alabama             103,000           103,000          563,000           688,000         149,000        539,000


WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                 -----------------------------------  --------------------------------------------------------------
                                        As of March 31, 2000                            As of December 31, 1999
                                 -----------------------------------  --------------------------------------------------------------
                                    Total Investment    Amount of      Encumbrances of
                                    in Local Limited    Investment     Local Limited     Property and     Accumulated       Net Book
 Partnership Name      Location     Partnerships        Paid to Date   Partnerships      Equipment        Depreciation      Value
------------------------------------------------------------------------------------------------------------------------------------
Crockett Manor,        Crockett,
Ltd.                   Texas              184,000           184,000          899,000       1,159,000          187,000       972,000

Crockett Manor         Crockett,
Senior Citizens        Texas              203,000           203,000        1,023,000       1,313,000          180,000     1,133,000
Complex, Ltd.

Delta Manor, L.P.      Techula,
                       Mississippi        227,000           227,000        1,236,000       1,545,000          418,000     1,127,000

Eupora Apartments,     Eupora,
L.P.                   Mississippi        138,000           138,000        1,205,000       1,422,000          267,000     1,155,000

Fairview Village       Carroll,
V, Limited             Iowa               119,000           119,000          594,000         770,000          160,000       610,000
Partnership

Fox Lake Manor         Fox Lake,
Limited Partnership    Wisconsin           84,000            84,000          375,000         480,000          119,000       361,000

Ft. Deposit            Fort Deposit,
Housing, Ltd.          Alabama            127,000           127,000          704,000         858,000          182,000       676,000

Gulf Coast             Gulfport,
Apartments, L.P.       Mississippi        320,000           320,000        1,442,000       1,838,000          491,000     1,347,000

Gulf Coast Apart-      Long Beach,
ments of Long          Mississippi        315,000           315,000        1,454,000       1,863,000          483,000     1,380,000
Beach, L.P.

Heritage Colonial      Blackshear,
Homes, L.P.            Georgia            125,000           115,000          528,000         752,000          131,000       621,000

HOI Limited            Benson,
Partnership of         North Carolina     269,000           269,000        1,218,000       1,689,000          322,000     1,367,000
Benson

HOI Limited            Dallas,
Partnership of         North Carolina     366,000           366,000        1,711,000       2,269,000          475,000     1,794,000
Dallas


WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                 -----------------------------------  --------------------------------------------------------------
                                        As of March 31, 2000                            As of December 31, 1999
                                 -----------------------------------  --------------------------------------------------------------
                                    Total Investment    Amount of      Encumbrances of
                                    in Local Limited    Investment     Local Limited     Property and     Accumulated       Net Book
 Partnership Name    Location       Partnerships        Paid to Date   Partnerships      Equipment        Depreciation      Value
------------------------------------------------------------------------------------------------------------------------------------

HOI Limited            Dunn, North
Partnership of         Carolina           170,000          170,000           825,000       1,081,000          228,000       853,000
Dunn

HOI Limited            Kings Mountain,
Partnership of         North Carolina     262,000          262,000         1,238,000       1,638,000          333,000     1,305,000
Kings Mt.

HOI Limited            Sanford, North
Partnership of         Carolina           419,000          419,000         1,995,000       2,640,000          498,000     2,142,000
Lee

HOI Limited            Sanford, North
Partnership of         Carolina           277,000          277,000         1,268,000       1,740,000          330,000     1,410,000
Sanford

HOI Limited            Selma, North
Partnership of         Carolina           271,000          271,000         1,232,000       1,746,000          356,000     1,390,000
Selma

Killbuck Limited       Killbuck,
Partnership            Ohio               151,000          151,000           750,000         935,000          254,000       681,000

Lake Ridge             Tiptonville,
Apartments, L.P.       Tennessee          317,000          317,000         1,465,000       1,832,000          419,000     1,413,000

Levelland Manor,       Levelland,
L.P.                   Texas              175,000          175,000           906,000       1,124,000          185,000       939,000

Logan Park             Caldwell,
Associates Limited     Idaho              571,000          571,000         2,281,000       3,022,000          716,000     2,306,000
Partnership

Meadow Run             Gordonsville,
Associates Limited     Virginia           302,000          302,000         1,494,000       1,856,000          272,000     1,584,000
Partnership

Oakdale Senior         Oakdale,
Housing Limited        California         919,000          919,000         3,066,000       4,666,000          913,000     3,753,000
Partnership


WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                 -----------------------------------  --------------------------------------------------------------
                                        As of March 31, 2000                            As of December 31, 1999
                                 -----------------------------------  --------------------------------------------------------------
                                    Total Investment    Amount of      Encumbrances of
                                    in Local Limited    Investment     Local Limited     Property and     Accumulated       Net Book
 Partnership Name    Location       Partnerships        Paid to Date   Partnerships      Equipment        Depreciation      Value
------------------------------------------------------------------------------------------------------------------------------------
Orange Beach           Orange Beach,
Housing, Ltd.          Alabama           229,000           208,000        1,093,000       1,354,000          204,000     1,150,000

Parks I Limited        Chatham,
Partnership            Virginia          253,000           253,000        1,247,000       1,583,000          320,000     1,263,000

Post Manor, L.P.       Post, Texas       117,000           117,000          604,000         734,000          121,000       613,000

Red Bud Associates     Red Bud,
I, a Limited           Illinois          135,000           135,000          601,000         930,000          211,000       719,000
Partnership

Steeleville            Steeleville,
Associates I, a        Illinois          110,000           110,000          540,000         727,000          178,000       549,000
Limited Partnership

Tanglewood Limited     Frankfurt,
Partnership            Ohio              212,000           212,000        1,068,000       1,322,000          359,000       963,000

Village Lane           Farmington,
Properties, a          Arkansas          168,000           168,000          888,000         984,000          251,000       733,000
Limited Partnership

Whitted Forest         Hillsborough,
Limited Partnership    North Carolina    685,000           685,000        1,030,000       2,028,000          241,000     1,787,000

Wilcam Housing,        Camden,
Ltd.                   Alabama           126,000           106,000          623,000         758,000          136,000       622,000

Wills Point Manor,     Wills Point,
L.P.                   Texas             124,000           124,000          630,000         766,000          128,000       638,000

Windmere Associates    Lexington,
Limited Partnership    Virginia          291,000           291,000        1,486,000       1,839,000          257,000     1,582,000

Woodlands              Mount Pleasant,
Apartments, L.P.       Texas             239,000           239,000        1,255,000       1,529,000          253,000     1,276,000


WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                 -----------------------------------  --------------------------------------------------------------
                                        As of March 31, 2000                            As of December 31, 1999
                                 -----------------------------------  --------------------------------------------------------------
                                    Total Investment    Amount of      Encumbrances of
                                    in Local Limited    Investment     Local Limited     Property and     Accumulated       Net Book
 Partnership Name    Location       Partnerships        Paid to Date   Partnerships      Equipment        Depreciation      Value
------------------------------------------------------------------------------------------------------------------------------------

Woodview Limited     Chillicothe,
Partnership          Illinois and
                     Glassford,
                     Illinois            269,000           269,000        1,198,000       1,563,000          303,000     1,260,000
                                      -----------       -----------      -----------     -----------      -----------   -----------

                                   $  10,908,000      $ 10,857,000     $ 49,486,000    $ 64,817,000     $ 12,885,000   $51,932,000
                                      ===========       ===========      ===========     ===========      ===========   ===========


                                       43

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                      ------------------------------------------------------------------------------
                                                          For the year ended December 31, 1999
                                      ------------------------------------------------------------------------------
                                            Rental         Net        Year Investment              Estimated Useful
Partnership Name                            Income    Income/(loss)       Acquired       Status      Life (Years)
--------------------------------------------------------------------------------------------------------------------
Beaumont Elderly Housing, L.P.          $   92,000  $    (23,000)               1995   Completed                 45

Brownfield Seniors Community, Ltd.          86,000         7,000                1994   Completed                 40

Buffalo Apartments, Ltd.                   150,000       (38,000)               1995   Completed                 35

Cambridge Court Associates Limited
Partnership                                133,000       (42,000)               1992   Completed                 35

Candleridge Apartments of Bondurant
L.P.                                       112,000       (27,000)               1992   Completed               27.5

Candleridge Apartments of Waukee L.P.      127,000       (15,000)               1992   Completed               27.5

Carlinville Associates I, L.P.              53,000       (17,000)               1994   Completed                 30

Cherokee Housing, Ltd.                      66,000       (11,000)               1993   Completed                 40

Chester Associates  I, a Limited
Partnership                                 65,000       (42,000)               1992   Completed               27.5

Clinton Terrace Apartments, Ltd.            68,000       (20,000)               1993   Completed                 40

Coffeeville Housing, Ltd.                   52,000        (8,000)               1993   Completed                 40

Coosa County Housing, Ltd.                  58,000        (9,000)               1992   Completed                 40

Crockett Manor, Ltd.                       135,000       (17,000)               1994   Completed                 40

Crockett Manor Senior Citizens
Complex, Ltd.                              111,000       (11,000)               1993   Completed                 50

Delta Manor, L.P.                          147,000       (26,000)               1993   Completed               27.5

Eupora Apartments, L.P.                    106,000       (21,000)               1992   Completed                 40

Fairview Village V, Limited
Partnership                                 68,000        (9,000)               1992   Completed                 40

Fox Lake Manor Limited Partnership          32,000       (13,000)               1994   Completed               27.5

Ft. Deposit Housing, Ltd.                   72,000       (24,000)               1992   Completed                 40

Gulf Coast Apartments, L.P.                184,000       (35,000)               1993   Completed                 30


WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                      ------------------------------------------------------------------------------
                                                          For the year ended December 31, 1999
                                      ------------------------------------------------------------------------------
                                            Rental         Net        Year Investment              Estimated Useful
Partnership Name                            Income    Income/(loss)       Acquired       Status      Life (Years)
--------------------------------------------------------------------------------------------------------------------
Gulf Coast Apartments of Long Beach,
L.P.                                       218,000       (25,000)               1993   Completed                 30

Heritage Colonial Homes, L.P.               66,000       (26,000)               1994   Completed                 40

HOI Limited Partnership of Benson          192,000       (10,000)               1993   Completed                 40

HOI Limited Partnership of Dallas          215,000       (48,000)               1993   Completed                 40

HOI Limited Partnership of Dunn            120,000       (16,000)               1993   Completed                 40

HOI Limited Partnership of Kings Mt.       150,000       (27,000)               1993   Completed                 40

HOI Limited Partnership of Lee             273,000       (73,000)               1993   Completed                 40

HOI Limited Partnership of Sanford         187,000       (45,000)               1993   Completed                 40

HOI Limited Partnership of Selma           215,000       (34,000)               1993   Completed                 40

Killbuck Limited Partnership                80,000       (24,000)               1992   Completed               27.5

Lake Ridge Apartments, L.P.                136,000      (230,000)               1994   Completed                 50

Levelland Manor, L.P.                      118,000        (7,000)               1993   Completed                 40

Logan Park Associates Limited
Partnership                                402,000        (8,000)               1993   Completed               27.5

Meadow Run Associates Limited
Partnership                                156,000       (32,000)               1992   Completed                 35

Oakdale Senior Housing Limited
Partnership                                320,000      (227,000)               1993   Completed                 30

Orange Beach Housing, Ltd.                 100,000       (34,000)               1994   Completed                 40

Parks I Limited Partnership                210,000       (23,000)               1993   Completed                 40

Post Manor, L.P.                            65,000       (27,000)               1992   Completed                 40

Red Bud Associates I, a Limited
Partnership                                 60,000       (42,000)               1992   Completed               27.5

Steeleville Associates I, a Limited
Partnership                                 44,000       (30,000)               1992   Completed               27.5

Tanglewood Limited Partnership             107,000       (31,000)               1992   Completed               27.5

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                      ------------------------------------------------------------------------------
                                                          For the year ended December 31, 1999
                                      ------------------------------------------------------------------------------
                                            Rental         Net        Year Investment              Estimated Useful
Partnership Name                            Income    Income/(loss)       Acquired       Status      Life (Years)
--------------------------------------------------------------------------------------------------------------------
Village Lane Properties, a Limited
Partnership                                175,000       (30,000)               1993   Completed                 25

Whitted Forest Limited Partnership         181,000       (27,000)               1993   Completed                 40

Wilcam Housing, Ltd.                        61,000       (16,000)               1993   Completed                 40

Wills Point Manor, L.P.                     80,000             -                1992   Completed                 40

Windmere Associates Limited
Partnership                                157,000       (43,000)               1992   Completed                 35

Woodlands Apartments, L.P.                 163,000       (43,000)               1992   Completed                 40

Woodview Limited Partnership               138,000       (27,000)               1992   Completed                 40
                                        -----------   -----------

                                       $ 6,306,000  $ (1,606,000)
                                        ===========   ===========

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                 ----------------------------------- ---------------------------------------------------------------
                                        As of March  31, 1999                            As of December 31, 1998
                                 ----------------------------------- ---------------------------------------------------------------
                                    Total Investment    Amount of      Encumbrances of
                                    in Local Limited    Investment     Local Limited     Property and     Accumulated       Net Book
 Partnership Name    Location       Partnerships        Paid to Date   Partnerships      Equipment        Depreciation      Value
------------------------------------------------------------------------------------------------------------------------------------
Beaumont Elderly     Beaumont,
Housing, L.P.        Mississippi     $   229,000        $  229,000     $    933,000      $  1,283,000     $   125,000    $ 1,158,000

Brownfield Seniors   Brownsfield,
Community, Ltd.      Texas               147,000           147,000          691,000           837,000          94,000        743,000

Buffalo Apartments,  Buffalo,
Ltd.                 Texas                91,000            91,000          388,000           552,000          67,000        485,000

Cambridge Court      Grottoes,
Associates Limited   Virginia            254,000           254,000        1,333,000         1,653,000         255,000      1,398,000
Partnership

Candleridge Apart-   Bondurant,
ments of Bondurant   Iowa                 99,000            99,000          605,000           767,000         156,000        611,000
L.P.

Candleridge Apart-   Waukee,
ments of Waukee      Iowa                101,000           101,000          659,000           800,000         146,000        654,000
L.P.

Carlinville          Carlinville,
Associates I, L.P.   Illinois            105,000           105,000          503,000           645,000         192,000        453,000

Cherokee Housing,    Cedar Bluff,
Ltd.                 Alabama             110,000           110,000          624,000           734,000         125,000        609,000

Chester Associates   Chester,
I, a Limited         Illinois            159,000           159,000          694,000         1,000,000         218,000        782,000
Partnership

Clinton Terrace      Albany,
Apartments, Ltd.     Kentucky            138,000           138,000          774,000           924,000         176,000        748,000

Coffeeville          Coffeeville,
Housing, Ltd.        Alabama             103,000           103,000          547,000           655,000         116,000        539,000

Coosa County         Rockford,
Housing, Ltd.        Alabama             103,000           103,000          566,000           686,000         129,000        557,000


WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                 ------------------------------------- -------------------------------------------------------------
                                         As of March 31, 1999                              As of December 31, 1998
                                 ------------------------------------- -------------------------------------------------------------
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
Dallas


WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                 ------------------------------------ --------------------------------------------------------------
                                        As of March 31, 1999                                As of December 31, 1998
                                 ------------------------------------ --------------------------------------------------------------
                                    Total Investment    Amount of      Encumbrances of
                                    in Local Limited    Investment     Local Limited     Property and     Accumulated       Net Book
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
Partnership


WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                 ---------------------------------- ----------------------------------------------------------------
                                         As of March 31, 1999                               As of December 31, 1998
                                 ---------------------------------- ----------------------------------------------------------------
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


WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                 ---------------------------------- ----------------------------------------------------------------
                                        As of March 31, 1999                              As of December 31, 1998
                                 ---------------------------------- ----------------------------------------------------------------
                                    Total Investment    Amount of      Encumbrances of
                                    in Local Limited    Investment     Local Limited     Property and     Accumulated       Net Book
 Partnership Name    Location       Partnerships        Paid to Date   Partnerships      Equipment        Depreciation      Value
------------------------------------------------------------------------------------------------------------------------------------

Woodview Limited     Chillicothe,
Partnership          Illinois and
                     Glassford,
                     Illinois            269,000           269,000        1,201,000       1,551,000          255,000     1,296,000
                                      -----------       -----------      -----------     -----------      -----------   -----------

                                   $  10,908,000      $ 10,857,000     $ 49,698,000    $ 64,788,000     $ 10,899,000   $53,889,000
                                      ===========       ===========      ===========     ===========      ===========   ===========

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

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1998

                                      ------------------------------------------------------------------------------
                                                          For the year ended December 31, 1998
                                      ------------------------------------------------------------------------------
                                            Rental         Net        Year Investment              Estimated Useful
Partnership Name                            Income    Income/(loss)       Acquired       Status      Life (Years)
--------------------------------------------------------------------------------------------------------------------
Village Lane Properties, a Limited
Partnership                                176,000       (42,000)            1993       Completed         25

Whitted Forest Limited Partnership         181,000       (13,000)            1993       Completed         40

Wilcam Housing, Ltd.                        59,000       (16,000)            1993       Completed         40

Wills Point Manor, L.P.                     79,000       (11,000)            1992       Completed         40

Windmere Associates Limited
Partnership                                148,000       (38,000)            1992       Completed         35

Woodlands Apartments, L.P.                 154,000       (32,000)            1992       Completed         40

Woodview Limited Partnership               152,000       (10,000)            1992       Completed         40
                                         ----------   -----------
                                       $ 6,184,000  $ (1,257,000)
                                         ==========   ===========

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


WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                 ---------------------------------------------------------------------------------------------------
                                                                       As of December 31, 1998
                                 ---------------------------------------------------------------------------------------------------
                                    Total Investment    Amount of      Encumbrances of
                                    in Local Limited    Investment     Local Limited     Property and     Accumulated       Net Book
Partnership Name     Location       Partnerships        Paid to Date   Partnerships      Equipment        Depreciation      Value
------------------------------------------------------------------------------------------------------------------------------------

Woodview Limited     Chillicothe,
Partnership          Illinois and
                     Glassford,
                     Illinois            269,000           269,000        1,201,000       1,551,000          255,000     1,296,000
                                      -----------       -----------      -----------     -----------      -----------   -----------

                                   $  10,908,000      $ 10,857,000     $ 49,698,000    $ 64,788,000     $ 10,899,000   $53,889,000
                                      ===========       ===========      ===========     ===========      ===========   ===========

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

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                      ------------------------------------------------------------------------------
                                                          For the year ended December 31, 1998
                                      ------------------------------------------------------------------------------
                                            Rental         Net        Year Investment              Estimated Useful
Partnership Name                            Income    Income/(loss)       Acquired       Status      Life (Years)
--------------------------------------------------------------------------------------------------------------------
Village Lane Properties, a Limited
Partnership                                176,000       (42,000)            1993       Completed         25

Whitted Forest Limited Partnership         181,000       (13,000)            1993       Completed         40

Wilcam Housing, Ltd.                        59,000       (16,000)            1993       Completed         40

Wills Point Manor, L.P.                     79,000       (11,000)            1992       Completed         40

Windmere Associates Limited
Partnership                                148,000       (38,000)            1992       Completed         35

Woodlands Apartments, L.P.                 154,000       (32,000)            1992       Completed         40

Woodview Limited Partnership               152,000       (10,000)            1992       Completed         40
                                         ----------   -----------
                                       $ 6,184,000  $ (1,257,000)
                                         ==========   ===========

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

WNC HOUSING TAX CREDIT FUND III, L.P.

By:  WNC Tax Credit Partners, L.P.  General Partner of the Registrant

By:  WNC & Associates, Inc.
General Partner of WNC California Tax Credit Partners III, L.P.


By:  /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
President - Chief Operating Officer of WNC & Associates, Inc.

Date:


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

Date:


By:  /s/ David N. Shafer
David N. Shafer, Director of WNC & Associates, Inc.

Date: