Form 10-Q
period 2000-06-30
WNC HOUSING TAX CREDIT FUND III L P
filed 2000-08-21
CIK 875278

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

 x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000






PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

         Balance Sheets, June 30, 2000 and March 30, 2000......................3

         Statements of Operations
              For the three months ended June 30, 2000 and 1999................4

         Statement of Partners' Equity
              For the three months ended June 30, 2000 ........................5

         Statements of Cash Flows
              For the three months ended June 30, 2000 and 1999................6

         Notes to Financial Statements.........................................7


     Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................12

     Item 3. Quantitative and Qualitative Disclosures Above Markets Risks.....14

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................14

     Item 6. Exhibits and Reports on Form 8-K.................................14

     Signatures...............................................................15

                          WNC TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                 June 30, 2000            March 31, 2000
                                                                ----------------         ------------------
                                                                  (unaudited)
                                                  ASSETS

Cash and cash equivalents                                     $         341,586        $           330,386
 Investments in limited
  partnerships (Note 2)                                               3,353,757                  3,533,290
                                                                ----------------         ------------------

                                                              $       3,695,343        $         3,863,676
                                                                ================         ==================


                                LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Due to limited partnerships (Note 4)                         $          50,818        $            50,818
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                            1,656,057                  1,581,300
                                                                ----------------         ------------------

    Total liabilities                                                 1,706,875                  1,632,118
                                                                ----------------         ------------------

Partners' equity (deficit):
 General Partner                                                       (20,637)                   (18,206)
 Limited Partners (15,000 units authorized;
 15,000 units issued and outstanding)                                 2,009,105                  2,249,764
                                                                ----------------         ------------------

    Total partners' equity                                            1,988,468                  2,231,558
                                                                ----------------         ------------------

                                                              $       3,695,343        $         3,863,676
                                                                ================         ==================


                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2000 and 1999
                                   (unaudited)




                                                                   2000                      1999
                                                              ---------------         -------------------

        Interest income                                     $          4,736        $              3,686
        Miscellaneous income                                           7,420                           -
                                                              ---------------         -------------------
                                                                      12,156                       3,686

        Operating expenses:
        Amortization                                                  11,812                      11,812
        Asset management fees (Note 3)                                74,757                      74,757
        Other                                                          5,577                       5,890
                                                              ---------------         -------------------

        Total operating expenses                                      92,146                      92,459
                                                              ---------------         -------------------

        Loss from operations                                        (79,990)                    (88,773)
                                                              ---------------         -------------------

        Equity in losses of
         limited partnerships (Note 2)                             (163,100)                   (185,560)
                                                              ---------------         -------------------

        Net loss                                            $      (243,090)        $          (274,333)
                                                              ===============         ===================

        Net loss allocated to:
          General Partner                                   $        (2,431)        $            (2,743)
                                                              ===============         ===================

          Limited Partners                                  $      (240,659)        $          (271,590)
                                                              ===============         ===================

        Net loss per limited
         partnership unit (15,000 units
         issued and outstanding)                            $           (16)        $               (18)
                                                              ===============         ===================


                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2000
                                   (unaudited)


                                                    General                 Limited
                                                    Partner                Partners                  Total
                                                -----------------      ------------------       -----------------

Equity (deficit), March 31, 2000              $         (18,206)     $         2,249,764      $        2,231,558

Net loss for the three months ended
 June 30, 2000                                           (2,431)               (240,659)               (243,090)
                                                -----------------      ------------------       -----------------

Equity (deficit), June 30, 2000               $         (20,637)     $         2,009,105      $        1,988,468
                                                =================      ==================       =================


                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2000 and 1999
                                   (unaudited)


                                                                            2000                1999
                                                                       ---------------     ---------------

Cash flows from operating activities:
  Net loss                                                           $      (243,090)    $      (274,453)

    Adjustments to reconcile net loss to net
        cash provided by operating activities:
        Amortization                                                           11,812              11,812
        Equity in losses of limited partnerships                              163,100             185,680
        Change in accrued fees and expense due to
          General Partner and affiliates                                       74,757              79,848
                                                                       ---------------     ---------------

             Net cash provided by operating activities                          6,579               2,887
                                                                       ---------------     ---------------

Cash flows from investing activities:
     Distributions from limited partnerships                                    4,621               8,030
                                                                       ---------------     ---------------

Net increase in cash and cash equivalents                                      11,200              10,917

Cash and cash equivalents, beginning of period                                330,386             335,746
                                                                       ---------------     ---------------

Cash and cash equivalents, end of period                             $        341,586    $        346,663
                                                                       ===============     ===============



                See accompanyoing notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2000
                                   (Unaudited)




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2000.

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

Risks and Uncertainties

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 2000
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low-income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Limited Local Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

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

Method of Accounting for Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnership's are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (Note 2).

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

                                  June 30, 2000
                                   (Unaudited)

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of June 30, 2000 and March 31, 2000 the Partnership had cash equivalents of $11,760 and $11,599, respectively.

Concentration of Credit Risk

At June 30, 2000, the Partnership has maintained cash balances at a certain financial institution in excess of the maximum federally insured amounts.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 2000
                                   (Unaudited)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS, continued

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                    June 30, 2000          March 31, 2000
                                                                   -----------------      ------------------
       Investments per balance sheet,
          beginning of period                                    $        3,533,290     $         4,556,343
        Equity in losses of limited
          partnerships                                                    (163,100)               (959,660)
        Distributions received                                              (4,621)                (16,145)
        Amortization of paid
          acquisition fees and costs                                       (11,812)                (47,248)
                                                                   -----------------      ------------------
        Investments per balance sheet,
          end of period                                          $        3,353,757     $         3,533,290
                                                                   =================      ==================

Selected financial information for the three months ended June 30 from the unaudited combined financial statements of the limited partnerships in which the Partnership has invested as follows:

                                                                        2000                    1998
                                                                  ------------------      ------------------
        Revenues                                                $         1,642,000     $         1,635,000

        Expenses:
          Interest expense                                                  454,000                 466,000
          Depreciation and amortization                                     482,000                 484,000
          Operating expenses                                              1,062,000               1,000,000
                                                                  ------------------      ------------------

             Total expenses                                               1,998,000               1,950,000
                                                                  ------------------      ------------------

        Net loss                                                $          (356,000)     $         (315,000)
                                                                  ==================      ==================
        Net loss allocable to the
          Partnership                                           $          (353,000)     $         (311,000)
                                                                  ==================      ==================
        Net loss recorded by the
          Partnership                                           $          (163,000)     $         (186,000)
                                                                  ==================      ==================

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 2000
                                   (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

     (a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $74,757 were incurred during each of the three months ended June 30, 2000 and 1999. The Partnership paid the General Partner or its affiliates $0 of those fees during each of the three months ended June 30, 2000 and 1999.

     (b) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2002 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

Accrued fees and expenses due to General Partner and affiliates consist of the following:

                                                                      June 30, 2000            March 31, 2000
                                                                     -----------------        ------------------


          Asset management fee payable                            $         1,656,057      $          1,581,300
                                                                     -----------------        ------------------
                                                                  $         1,656,057      $          1,581,300
                                                                     =================        ==================


NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS

Payables to limited partnerships represent amounts which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnership achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).


NOTE 5 - INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

This Quarterly Report contains forward-looking statements concerning the Partnership's anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words "expect", "believe", "will", "may", "should", "project", "estimate", and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including competition, as well as those risks described in the Partnership's SEC reports, including the Partnership's Form 10-K filed pursuant to the Securities and Exchange Act of 1934 on July 14, 2000.

The following discussion and analysis compares the results of operations for the fiscal quarter ended June 30, 2000 and 1999, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2000 consisted primarily of $342,000 in cash and aggregate investments in the forty-eight Local Limited Partnerships of $3,354,000. Liabilities at June 30, 2000 primarily consisted of $1,656,000 of accrued annual management fees due to the General Partner.

Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999. The Partnership's net loss for the three months ended June 30, 2000 was $(243,000), a decrease of $31,000 from the net loss for the three months ended June 30, 1999 of $ (274,000). The decrease in net loss is primarily due to equity in losses of limited partnerships which decreased by $23,000 to $(163,000) for the three months ended June 30, 2000 from $(186,000) for the three months ended June 30, 1999. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships reached $0 at June 30, 2000. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease of equity in losses from the limited partnerships, there was a decrease in loss from operations of $9,000 for the three months ended June 30, 2000 to $(80,000) from $(89,000) for the three months ended June 30, 1999, mainly due to approximately $7,000 of miscellaneous income recognized during the three months ended June 30, 2000.

Cash Flows

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999. Net cash provided during the three months ended June 30, 2000 and June 30, 1999 was $11,000. Expenses paid to the General Partner and affiliates during the three months ended June 30, 2000 increased by $3,000. This increase was offset by a decrease in distributions from limited partnerships of $3,000.

During the three months ended June 30, 2000 and the year ended March 31, 2000, accrued payables, which consist primarily of asset management fees due to the General Partner, increased by $75,000 and $80,000, respectively. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future forseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2000, to be sufficient to meet all currently forseeable future cash requirements.

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

WNC HOUSING TAX CREDIT FUND III, L.P.

By:  WNC Tax Credit Partners, L.P., General Partner of the Registrant

By:  WNC & ASSOCIATES, INC., General Partner



By:  /s/ Will N Cooper, Jr.
Will N Cooper, Jr., President - Chief Operating Officer of
WNC & Associates, Inc.

Date: August 21, 2000



By:  /s/ Michael L. Dickenson
Michael L. Dickenson, Vice President - Chief Financial Officer of
WNC & Associates, Inc.

Date: August 21, 2000