Form 10-Q
period 2000-09-30
WNC HOUSING TAX CREDIT FUND III L P
filed 2000-12-07
CIK 875278

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

            x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                                 (714) 622-5565


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000



PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

    Balance Sheets,
     September 30, 2000 and March 31, 2000..................................3

    Statements of Operations
     For the three and six months ended September 30, 2000 and 1999.........4

    Statement of Partners' Equity (Deficit)
     For the six months ended September 30, 2000 ...........................5

    Statements of Cash Flows
     For the six months ended September 30, 2000 and 1999...................6

   Notes to Financial Statements............................................7


  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................12

  Item 3. Quantitative and Qualitative Disclosures About Markets Risks......13

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings.................................................13

  Item 6. Exhibits and Reports on Form 8-K..................................13

  Signatures................................................................14

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                     September 30, 2000             March 31, 2000
                                                                   ----------------------         ------------------
                                                                        (Unaudited)
ASSETS
Cash and cash equivalents                                        $              315,133         $         330,386
Investments in limited partnerships (Note 2)                                  3,202,389                 3,533,290
                                                                   ----------------------         ------------------

                                                                 $            3,517,522         $       3,863,676
                                                                   ======================         ==================
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Due to limited partnerships (Note 4)                            $               50,818         $          50,818
 Accrued asset management fees due to
  General Partner                                                             1,714,147                 1,581,300
                                                                   ----------------------         ------------------

    Total liabilities                                                         1,764,965                 1,632,118
                                                                   ----------------------         ------------------

Partners' equity (deficit):
 General partner                                                                (22,996)                  (18,206)
 Limited partners (15,000 units authorized and
  15,000 units issued and outstanding)                                        1,775,553                 2,249,764
                                                                   ----------------------         ------------------

Total partners' equity                                                        1,752,557                 2,231,558
                                                                   ----------------------         ------------------

                                                                 $            3,517,522         $       3,863,676
                                                                   ======================         ==================



                 See accompanying notes to financial statements
                                       3

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                     2000                                  1999
                                       ----------------------------------    ---------------------------------
                                          Three               Six               Three              Six
                                          Months             Months             Months            Months
                                       --------------     --------------     -------------     --------------
Interest income                      $       4,771      $        9,507     $       3,910     $       7,596
Distribution income                          4,150              11,570                 -                 -
                                       --------------     --------------     -------------     --------------
    Total income                             8,921              21,077             3,910             7,596
                                       --------------     --------------     -------------     --------------

Operating expenses:
 Amortization                               11,812              23,624            11,812            23,624
 Asset management fees (Note 3)             74,757             149,514            74,757           149,514
 Legal and accounting                       15,474              18,204             2,950            11,956
 Other                                       3,233               6,080            10,431             7,315
                                       --------------     --------------     -------------     --------------

    Total operating expenses               105,276             197,422            99,950           192,409
                                       --------------     --------------     -------------     --------------

Loss from operations                       (96,355)          (176,345)          (96,040)          (184,813)

Equity in losses of
 limited partnerships (Note 2)            (139,556)          (302,656)         (179,799)          (365,479)
                                       --------------     --------------     -------------     --------------

Net loss                             $    (235,911)    $     (479,001)    $    (275,839)    $     (550,292)
                                       ==============     ==============     =============     ==============

Net loss allocated to:
 General partner                     $      (2,359)    $       (4,790)    $      (2,758)    $       (5,503)
                                       ==============     ==============     =============     ==============

 Limited partners                    $    (233,552)    $     (474,211)    $    (273,081)    $     (544,789)
                                       ==============     ==============     =============     ==============

Net loss per limited
 partnership unit                    $         (16)    $          (32)    $         (18)    $          (36)
                                       ==============     ==============     =============     ==============


Outstanding weighted limited
 partner units                              15,000             15,000            15,000             15,000
                                       ==============     ==============     =============     ==============


                 See accompanying notes to financial statements
                                        4

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six Months Ended September 30, 2000
                                   (Unaudited)

                                                          General              Limited
                                                          Partner              Partners                 Total
                                                      ----------------      ---------------       ------------------

Partners' equity (deficit) at March 31, 2000        $        (18,206)     $    2,249,764        $        2,231,558

Net loss                                                      (4,790)           (474,211)                 (479,001)
                                                      ----------------      ---------------       ------------------

Partners' equity (deficit) at September 30, 2000    $        (22,996)     $    1,775,553        $        1,752,557
                                                      ================      ===============       ==================



                 See accompanying notes to financial statements
                                       5

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2000 and 1999
                                   (Unaudited)


                                                                             2000                1999
                                                                       ---------------     ---------------
Cash flows from operating activities:
 Net loss                                                           $      (479,001)    $     (550,292)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Amortization                                                             23,624             23,624
    Equity in losses of limited partnerships                                302,656            365,479
    Change in accrued asset management fees                                 132,847            149,514
    Change in accrued  fees and expenses due to
     General Partner and affiliates                                               -             (2,190)
                                                                       ---------------     ---------------

Net cash used in operating activities                                       (19,874)           (13,865)
                                                                       ---------------     ---------------

Cash flows from investing activities:
 Distribution from limited partnerships                                       4,621              9,580
                                                                       ---------------     ---------------

Net cash provided by investing activities                                     4,621              9,580
                                                                       ---------------     ---------------

Net decrease in cash and cash equivalents                                   (15,253)            (4,285)

Cash and cash equivalents, beginning of period                              330,386            335,746
                                                                       ---------------     ---------------

Cash and cash equivalents, end of period                             $      315,133     $      331,461
                                                                       ===============     ===============
SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:

  Taxes paid                                                         $          800     $          800
                                                                       ===============     ===============

                 See accompanying notes to financial statements
                                       6

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2000
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2000.

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

Risks and Uncertainties

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 2000
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

risks are that the low income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships would be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low-income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Limited Local Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

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

                               September 30, 2000
                                   (Unaudited)

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of September 30, 2000 and March 31, 2000, the Partnership had cash equivalents of $0 and $11,599, respectively.

Concentration of Credit Risk

At September 30, 2000, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 2000
                                   (Unaudited)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS, continued

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

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                              For the Six              For the Year
                                                             Months Ended                  Ended
                                                          September 30, 2000          March 31, 2000
                                                         ----------------------      ------------------
  Investments per balance sheet, beginning of period   $            3,533,290      $        4,556,343
  Equity in losses of limited partnerships                           (302,656)               (959,660)
  Distributions received                                               (4,621)                (16,145)
  Amortization of paid acquisition fees and costs                     (23,624)                (47,248)
                                                         ======================      ==================
  Investments per balance sheet, end of period         $            3,202,389      $        3,533,290
                                                         ======================      ==================

Selected financial information for the six months ended September 30 from the unaudited combined financial statements of the limited partnerships in which the Partnership has invested as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 2000                      1999
                                                         ----------------------      ------------------
  Revenues                                             $             3,303,000      $        3,270,000
                                                         ----------------------      ------------------

  Expenses:
   Operating expenses                                                2,185,000               2,001,000
   Interest expense                                                    866,000                 931,000
   Depreciation and amortization                                       964,000                 967,000
                                                         ----------------------      ------------------

  Total expenses                                                     4,015,000               3,899,000
                                                         ----------------------      ------------------

  Net loss                                             $              (712,000)     $         (629,000)
                                                         ======================      ==================

  Net loss allocable to the Partnership                $              (705,000)     $         (623,000)
                                                         ======================      ==================


  Net loss recorded by the Partnership                 $              (303,000)     $         (365,000)
                                                         ======================      ==================

Certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership may be required to sustain the operations of

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 2000
                                   (Unaudited)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS, continued

such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $149,514 were incurred during each of the six months ended September 31, 2000 and 1999. The Partnership paid the General Partner or its affiliates $16,667 and $0 of those fees during the six months ended September 30, 2000 and 1999, respectively.

(b) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2002 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships represent amounts, which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments, are generally due upon the limited partnership achieving certain operating benchmarks and are generally expected to be paid within two years of the Partnership's initial investment.

NOTE 5 - INCOME TAXES

No provision for income taxes has been recorded in the financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

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

The following discussion and analysis compares the results of operations for the three and six months ended June 30, 2000 and 1999, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2000 consisted primarily of $315,000 in cash and aggregate investments in the forty-eight Local Limited Partnerships of $3,202,000. Liabilities at September 30, 2000 primarily consisted of $1,714,000 of accrued asset management fees due to the General Partner.

Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999. The Partnership's net loss for the three months ended September 30, 2000 was $(236,000), reflecting a decrease of $40,000 from the net loss experienced for the three months ended September 30, 1999 of $(276,000). The decline in net loss is primarily due to equity in losses of limited partnerships which declined by $40,000 to $(140,000) for the three months ended September 30, 2000 from $(180,000) for the three months ended September 30, 1999. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 2000. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. No significant change occurred in loss from operations.

Six Months Ended September 30, 2000 Compared to Six Months Ended September 30, 1999. The Partnership's net loss for the six months ended September 30, 2000 was $(479,000), reflecting a decrease of $71,000 from the net loss experienced for the six months ended September 30, 1999 of $(550,000). The decline in net loss is primarily due to equity in losses of limited partnerships which declined by $62,000 to $(303,000) for the six months ended September 30, 2000 from $(365,000) for the six months ended September 30, 1999. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships reached $0 at September 30, 2000. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease of equity in losses of limited partnerships, there was a decrease in loss from operations of $9,000 for the six months ended September 30, 2000 to $(176,0000) from $(185,000) for the six months ended September 30, 1999.

Cash Flows

Six Months Ended September 30, 2000 Compared to Six Months Ended September 30, 1999. Net cash used during the six months ended September 30, 2000 was $(15,000) compared to a net cash decrease of $(4,000) for the six months ended September 30, 1999. The change was due primarily to an increase in operating costs paid of $6,000 and by a decrease in distributions received from limited partnerships of $5,000.

During the six months ended September 30, 2000 and the six months ended September 31, 1999, accrued payables, which consist of asset management fees due to the General Partner, increased by $133,000 and $150,000 respectively. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at September 30, 2000, to be sufficient to meet all currently foreseeable future cash requirements.

Item 3:  Quantitative and Qualitative Disclosures About Market Risks

         NOT APPLICABLE

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

By:  WNC & Associates, Inc.,
General Partner of WNC Housing Tax Credit Fund III, L.P.



By: /s/  Wilfred N. Cooper, Jr.

Wilfred N. Cooper, Jr.,
President - Chief Operating Officer of WNC & Associates, Inc.

Date: December 7, 2000



By: /s/ Michael L. Dickenson

Michael L. Dickenson,
Vice President-Chief Financial Officer of WNC & Associates, Inc.

Date: December 7, 2000