Form 10-Q
period 2000-12-31
WNC HOUSING TAX CREDIT FUND III L P
filed 2001-04-18
CIK 875278

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

            x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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

                               INDEX TO FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 2000



PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

         Balance Sheets,
          December 31, 2000 and March 31, 2000................................3

         Statements of Operations
          For the three and nine months ended December 31, 2000 and 1999......4

         Statement of Partners' Equity (Deficit)
          For the nine months ended December 31, 2000 ........................5

         Statements of Cash Flows
          For the nine months ended December 31, 2000 and 1999................6

         Notes to Financial Statements........................................7

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................12

 Item 3. Quantitative and Qualitative Disclosures About Markets Risks........13

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings...................................................13

 Item 6. Exhibits and Reports on Form 8-K....................................13

 Signatures..................................................................14

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                     December 31, 2000             March 31, 2000
                                                                   ----------------------         ------------------
                                                                        (Unaudited)
ASSETS
Cash and cash equivalents                                        $              307,904         $         330,386
Investments in limited partnerships, net (Note 2)                             3,054,493                 3,533,290
                                                                   ----------------------        ------------------

                                                                 $            3,362,397         $       3,863,676
                                                                   ======================        ==================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Payables to limited partnerships (Note 4)                       $               50,818         $          50,818
 Accrued asset management fees due to
  General Partner (Note 3)                                                    1,783,071                 1,581,300
                                                                   ----------------------        ------------------

    Total liabilities                                                         1,833,889                 1,632,118
                                                                   ----------------------        ------------------


Partners' equity (deficit):
 General Partner                                                                (25,237)                  (18,206)
 Limited Partners (15,000 units authorized
   and 15,000 units issued and outstanding)                                   1,553,745                 2,249,764
                                                                   ----------------------        ------------------

    Total partners' equity                                                    1,528,508                 2,231,558
                                                                   ----------------------        ------------------

                                                                 $            3,362,397         $       3,863,676
                                                                   ======================        ==================

                 See accompanying notes to financial statements
                                        3

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2000 and 1999
                                   (Unaudited)

                                                      2000                                  1999
                                       ----------------------------------    ---------------------------------
                                          Three              Nine               Three             Nine
                                          Months             Months             Months            Months
                                       --------------     --------------     -------------     --------------
Interest income                      $         4,675    $        14,182    $        4,348    $        11,944

Distribution income                              650             12,220                 -                  -
                                       --------------     --------------     -------------     --------------
    Total income                               5,325             26,402             4,348             11,944
                                       --------------     --------------     -------------     --------------

Operating expenses:
 Amortization                                 11,812             35,436            11,812             35,436
 Asset management fees (Note 3)               74,757            224,271            74,645            224,159
 Legal and accounting                          7,315             25,519             3,971             15,927
 Other                                         1,406              7,486             3,698             11,013
                                       --------------     --------------     -------------     --------------

    Total operating expenses                  95,290            292,712            94,126            286,535
                                       --------------     --------------     -------------     --------------

Loss from operations                         (89,965)          (266,310)          (89,778)          (274,591)

Equity in losses of
 limited partnerships (Note 2)              (134,084)          (436,740)         (174,909)          (540,388)
                                       --------------     --------------     -------------     --------------

Net loss                             $      (224,049)   $      (703,050)   $     (264,687)   $      (814,979)
                                       ==============     ==============     =============     ==============
Net loss allocated to:
 General Partner                     $        (2,240)   $        (7,030)   $       (2,647)   $        (8,150)
                                       ==============     ==============     =============     ==============

 Limited Partners                    $      (221,809)   $      (696,020)   $     (262,040)   $      (806,829)
                                       ==============     ==============     =============     ==============
Net loss per limited
 partner unit                        $           (15)   $           (47)   $          (18)   $           (54)
                                       ==============     ==============     =============     ==============

Outstanding weighted limited
 partner units                                15,000             15,000            15,000             15,000
                                       ==============     ==============     =============     ==============


                 See accompanying notes to financial statements
                                        4

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2000
                                   (Unaudited)


                                                          General              Limited
                                                          Partner              Partners                 Total
                                                      ----------------      ---------------       ------------------
Partners' equity (deficit) at March 31, 2000        $        (18,206)     $    2,249,764        $        2,231,558

Net loss                                                      (7,031)           (696,019)                 (703,050)
                                                      ----------------      ---------------       ------------------

Partners' equity (deficit) at December 31, 2000     $        (25,237)     $    1,553,745        $        1,528,508
                                                      ================      ===============       ==================









                 See accompanying notes to financial statements
                                        5

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2000 and 1999
                                   (Unaudited)


                                                                            2000                1999
                                                                       ---------------     ----------------
Cash flows from operating activities:
 Net loss                                                           $      (703,050)    $       (814,979)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Amortization                                                             35,436               35,436
    Equity in losses of limited partnerships                                436,740              540,388
    Change in accrued  fees and expenses due to
     General Partner and affiliates                                         201,771              229,637
                                                                       ---------------     ----------------

Net cash used in operating activities                                       (29,103)              (9,518)
                                                                       ---------------     ----------------
Cash flows from investing activities:

 Distributions from limited partnerships                                      6,621                9,580
                                                                       ---------------     ----------------

Net cash provided by investing activities                                     6,621                9,580
                                                                       ---------------     ----------------

Net increase(decrease) in cash and cash equivalents                         (22,482)                  62

Cash and cash equivalents, beginning of period                              330,386              335,746
                                                                       ---------------     ----------------
Cash and cash equivalents, end of period                            $       307,904     $        335,808
                                                                       ===============     ================

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:

  Taxes paid                                                        $           800     $            800
                                                                       ===============     ================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2000.

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

                                December 31, 2000
                                   (Unaudited)

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

                                December 31, 2000
                                   (Unaudited)

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of December 31, 2000 and March 31, 2000, the Partnership had cash equivalents of $0 and $11,599, respectively.

Concentration of Credit Risk

At December 31, 2000, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

Net Loss Per Limited Partner Unit

Net loss per limited partner unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net income per unit is not required.

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

                                December 31, 2000
                                   (Unaudited)

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

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                              For the Nine              For the Year
                                                              Months Ended                  Ended
                                                            December 31, 2000          March 31, 2000
                                                          ----------------------      ------------------
  Investments in limited partnerships, beginning of period   $        3,533,290         $        4,556,343
  Equity in losses of limited partnerships                             (436,740)                  (959,660)
  Distributions received from limited partnerships                       (6,621)                   (16,145)
  Amortization of paid acquisition fees and costs                       (35,436)                   (47,248)
                                                             ===================         ==================
  Investments in limited partnerships, end of period         $        3,054,493         $        3,533,290
                                                             ===================         ==================

Selected financial information for the nine months ended December 31 from the unaudited combined financial statements of the limited partnerships in which the Partnership has invested as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                                  2000                      1999
                                                          ----------------------      ------------------
   Revenues                                             $             4,955,000     $         4,906,000
                                                          ----------------------      ------------------
   Expenses:
     Operating expenses                                               3,287,000               2,981,000
     Interest expense                                                 1,300,000               1,397,000
     Depreciation and amortization                                    1,437,000               1,471,000
                                                          ----------------------      ------------------

   Total expenses                                                     6,024,000               5,849,000
                                                          ----------------------      ------------------

   Net loss                                             $            (1,069,000)     $         (943,000)
                                                          ======================      ==================

   Net loss allocable to the Partnership                $            (1,058,000)     $         (934,000)
                                                          ======================      ==================

   Net loss recorded by the Partnership                 $              (437,000)     $         (540,000)
                                                          ======================      ==================

Certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership may be required to sustain the operations of

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2000
                                   (Unaudited)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS, continued

such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired and the loss and recapture of the relate tax credit could accur.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $224,271 and $224,159 were incurred during the nine months ended December 31, 2000 and 1999 respectively. The Partnership paid the General Partner $22,500 and $0 of those fees during the nine months ended December 31, 2000 and 1999, respectively.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2000 and 1999, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2000 consisted primarily of $308,000 in cash and aggregate investments in the forty-eight Local Limited Partnerships of $3,054,000. Liabilities at December 31, 2000 primarily consisted of $1,783,000 of accrued asset management fees due to the General Partner.

Results of Operations

Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999. The Partnership's net loss for the three months ended December 31, 2000 was $(224,000), reflecting a decrease of $41,000 from the net loss experienced for the three months ended December 31, 1999 of $(265,000). This decrease was primarily as a result of the partnership not recognizing certain losses of the Local Limited Partnerships. Equity in losses of limited partnerships decreased by $(41,000) from $(175,000) for the three months ended December 31, 1999 to $(134,000) for the three months ended December 31,2000. The investments in such Local Limited Partnerships had reached $0 at December 31, 2000. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. No significant change occurred in loss from operations.

Nine Months Ended December 31, 2000 Compared to Nine Months Ended December 31, 1999. The Partnership's net loss for the nine months ended December 31, 2000 was $(703,000), reflecting a decrease of $112,000 from the net loss experienced for the nine months ended December 31, 1999 of $(815,000). The decline in net loss is primarily due to equity in losses of limited partnerships which declined by $103,000 to $(437,000) for the nine months ended December 31, 2000 from $(540,000) for the nine months ended December 31, 1999. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships reached $0 at December 31, 2000. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease of equity in losses of limited partnerships, there was a decrease in loss from operations of $9,000 for the nine months ended December 31, 2000 to $(266,000) from $(275,000) for the nine months ended December 31, 1999.

Cash Flows

Nine Months Ended December 31, 2000 Compared to Nine Months Ended December 31, 1999. Net cash used during the nine months ended December 31, 2000 was $(22,000) compared to a net cash increase of $62 for the nine months ended December 31, 1999. The change was due primarily to an increase in operating costs paid of $19,000 and a decrease in distributions received from limited partnerships of $3,000. The $19,000 increase was primarily payments to the General Partner for asset management fees.

During the nine months ended December 31, 2000 and the nine months ended December 31, 1999, accrued payables, which consist of asset management fees due to the General Partner, increased by $202,000 and $224,000 respectively. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2000, to be sufficient to meet all currently foreseeable future cash requirements.

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

By:  WNC Tax Credit Partners, L.P., General Partner of the Registrant

By:  WNC & Associates, Inc.,
General Partner of WNC Housing Tax Credit Fund III, L.P.






By: /s/  Wilfred N. Cooper, Jr.

Wilfred N. Cooper, Jr.,
President - Chief Operating Officer of WNC & Associates, Inc.

Date: April 11, 2001






By: /s/ Thomas J. Riha

Thomas J. Riha,
Vice President-Chief Financial Officer of WNC & Associates, Inc.

Date: April 11, 2001