Form 10-K
period 2001-03-31
WNC HOUSING TAX CREDIT FUND III L P
filed 2001-06-19
CIK 875278

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

                                   ACT OF 1934

                    For the fiscal year ended March 31, 2001

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

                                 (714) 662-5565

           Securities registered pursuant to Section12(b) of the Act:

                                      NONE

           Securities registered pursuant to section12(g) of the Act:

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
 Yes            No  X
 ---            ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|
                                       1

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

                                  INAPPLICABLE


                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following docuFments if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to seFFcurity holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

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

The general partner of the Partnership is WNC Tax Credit Partners, L.P. ("TCP" or the "General Partner"). The general partners of TCP are WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper, Sr. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of Associates. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of Associates. Wilfred N. Cooper, Jr., President of Associates, owns 3.6% of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

As of March 31, 2001, the Partnership had invested in forty-eight Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal FLow Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the forty-eight Housing Complexes as of the dates and for the periods indicated:



                                                               -----------------------              -------------------------------
                                                                As of March 31, 2001                 As of December 31, 2000
                                                               -----------------------              -------------------------------
                                                               Partnership's     Amount of                              Encumbrances
                                                              Total Investment Investment                  Estimated Low    of Local
                                     General Partner          in Local Limited  Paid to   Number           Income Housing    Limited
Partnership Name        Location         Name                  Partnerships     Date    of Units  Occupancy Credits     Partnerships
------------------------------------------------------------------------------------------------------------------------------------



Beaumont Elderly        Beaumont,      Donald W. Sowell
Housing, L.P.           Mississippi                             $   229,000  $  229,000     30       87%    $ 462,000    $   927,000

Brownfield Seniors      Brownfield,    Winston Sullivan
Community, Ltd.         Texas                                       147,000     147,000     24      100%      292,000        687,000

Buffalo Apartments,     Buffalo,       Donald W. Sowell
Ltd.                    Texas                                       91,000      91,000     24      100%      177,000        412,000

Cambridge Court         Grottoes,      The Humphrey Companies
Associates Limited                     Virginia
Partnership                                                         254,000     254,000     39      100%      557,000      1,323,000

Candleridge             Bondurant,     Eric A. Sheldahl
Apartments of
Bondurant L.P.          Iowa                                        99,000      99,000     23       96%      222,000        598,000

Candleridge             Waukee,        Eric A. Sheldahl
Apartments of                          Iowa
Waukee
L.P.                                                                101,000     101,000     23      100%      227,000        652,000

Carlinville             Carlinville,   Kenneth M. Vitor
Associates I, L.P.      Illinois                                    105,000     105,000     20       75%      208,000        501,000

Cherokee Housing, Ltd.  Cedar Bluff,   Thomas H. Cooksey
                        Alabama        And Apartment
                                       Developers, Inc.             110,000     110,000     19      100%      272,000        620,000

Chester Associates      Chester,       Kenneth M. Vitor
I, a Limited                           Illinois
Partnership                                                         159,000     159,000     24       88%      358,000        691,000

Clinton Terrace         Albany,        Eddie C. Dalton
Apartments, Ltd.                        Kentucky                    138,000     138,000     24      100%      290,000        767,000






                                                                   -----------------------          -------------------------------
                                                                As of March 31, 2001                 As of December 31, 2000
                                                               -----------------------              -------------------------------
                                                               Partnership's     Amount of                              Encumbrances
                                                              Total Investment Investment                  Estimated Low    of Local
                                     General Partner          in Local Limited  Paid to   Number           Income Housing    Limited
Partnership Name        Location         Name                  Partnerships     Date    of Units  Occupancy Credits     Partnerships
-----------------------------------------------------------------------------------------------------------------------------------




Coffeeville Housing     Coffeeville    Thomas H. Cooksey
Ltd.                    Alabama        and Apartment
                                       Developers, Inc.             103,000     103,000     19       84%      239,000        543,000
Coosa County Housing,   Rockford,      Thomas H. Cooksey
Ltd.                    Alabama        and Apartment
                                       Developers, Inc.             103,000     103,000     19       89%      265,000        560,000

Crockett Manor, Ltd.    Crockett,      Jean Johnson
                        Texas                                       184,000     184,000     40       95%      383,000        893,000

Crockett Manor          Crockett,      Jean Johnson
SeniorCitizens          Texas
Complex, Ltd.                                                       203,000     203,000     36      100%      446,000      1,020,000

Delta Manor             Techula        Glenn D. Miller
L.p                     Mississippi                                 227.000     227.000     36       97%      499.000      1,232.000
Eupora Apartments,      Eupora,        Richard Tenhet and
L.P.                    Mississippi    Geraldine Tenhet             138,000     138,000     36       94%      310,000      1,202,000

Fairview Village V,     Carroll,       Kevin A. Bier
Limited Partnership     Iowa                                        119,000     119,000     20       95%      273,000        591,000

Fox Lake Manor          Fox Lake,      William E. Paschke,
                        Wisconsin      Jr. and Robert E.
Limited Partnership                    Campbell                      84,000      84,000     12       50%      161,000        373,000

Ft. Deposit Housing,    Fort Deposit,  Thomas H. Cooksey and
Ltd.                    Alabama        Apartment Developers,
                        Inc.                                        127,000     127,000     23      100%      330,000        702,000

Gulf Coast              Gulfport,      Philip Napier
Apartments, L.P.        Mississippi                                 320,000     320,000     59       97%      698,000      1,432,000







                                                               -----------------------              -------------------------------
                                                                As of March 31, 2001                 As of December 31, 2000
                                                               -----------------------              -------------------------------
                                                               Partnership's     Amount of                              Encumbrances
                                                              Total Investment Investment                  Estimated Low    of Local
                                     General Partner          in Local Limited  Paid to   Number           Income Housing    Limited
Partnership Name        Location         Name                  Partnerships     Date    of Units  Occupancy Credits     Partnerships
---------------------------------------------------------------------------------------------------------------------------------


Gulf Coast Apartments   Long Beach,     Philip Napier
of Long Beach, L.P.     Mississippi                                 315,000     315,000     60       98%      685,000      1,445,000

Heritage Colonial       Blackshear,     Robert J. Deharder
Homes, L.P.             Georgia         and Jacqueline F.
                                        McPhillips                  125,000     115,000     20      100%      126,000        525,000


HOI Limited             Benson,North    Housing
Partnership of          Carolina        Opportunities, Inc.         269,000     269,000     50       98%      577,000      1,200,000
Benson

HOI Limited             Dallas, North   Housing
Partnership of Dallas   Carolina        Opportunities, Inc.         366,000     366,000     60      100%      787,000      1,702,000

HOI Limited             Dunn,North      Carolina  Housing
Partnership of Dunn                     Opportunities, Inc.         170,000     170,000     34       94%      366,000        820,000

HOI Limited             Kings           Housing
Partnership of Kings    Mountain,       Opportunities,
Mt.                     North Carolina                              262,000     262,000     46       98%      563,000      1,230,000

HOI Limited             Sanford, North  Housing
Partnership of Lee      Carolina        Opportunities, Inc.         419,000     419,000     78       94%      901,000      1,982,000

HOI Limited             Sanford, North  Housing
Partnership of          Carolina        Opportunities, Inc.         277,000     277,000     50       90%      594,000      1,251,000
Sanford

HOI Limited             Selma, North    Opportunities, Inc.
Partnership of Selma    Carolina                                    271,000     271,000     58       88%      582,000      1,213,000

Killbuck Limited        Killbuck,       Georg E. Maharg             151,000     151,000     24       96%      338,000        432,000
Partnership             Ohio



                                                               -----------------------              -------------------------------
                                                                As of March 31, 2001                 As of December 31, 2000
                                                               -----------------------              -------------------------------
                                                               Partnership's     Amount of                              Encumbrances
                                                              Total Investment Investment                  Estimated Low    of Local
                                     General Partner          in Local Limited  Paid to   Number           Income Housing    Limited
Partnership Name        Location         Name                  Partnerships     Date    of Units  Occupancy Credits     Partnerships
-----------------------------------------------------------------------------------------------------------------------------

Lake Ridge              Tiptonville,   Lewis Beasley, Jr
Apartments, L.P.        Tennessee      and Carol Beasley            317,000     317,000      44      98%      647,000      1,460,000

Levelland Manor, L.P.   Levelland,     1600 Capital
                        Texas          Company                      175,000     175,000      36      92%      393,000        904,000

Logan Park Associates   Caldwell,      Riley J. Hill
Limited Partnership     Idaho                                       571,000     571,000      50     100%     1,281,00      2,274,000

Meadow Run Associates   Gordonsville,  The Humphrey
Limited Partnership     Virginia       Companies                    302,000     302,000      43     100%      662,000      1,490,000

Oakdale Senior          Oakdale,       Oakdale Senior
                        California     Housing Corporation
Housing Limited
Partnership                                                         919,000     919,000      80     100%    2,110,000      2,999,000

Orange Beach Housing,  Orange Beach,   Thomas H. Cooksey
Ltd.                   Alabama         and Apartment
                                       Developers, Inc.             229,000     208,000      31      97%      472,000      1,089,000
Parks I Limited        Chatham,
                       Virginia        Sallie B. Garst and
Partnership                            Lillien S. Brown             253,000     253,000      39     100%      568,000      1,242,000

Post Manor, L.P.       Post,
                       Texas           1600 Capital
                                       Company                      117,000     117,000      24      92%      263,000        601,000
Red Bud Associates     Red Bud,        Kenneth M. Vitor
I,a Limited            Illinois
Partnership                                                         135,000     135,000      20      70%      303,000        599,000

Steeleville            Steeleville,    Kenneth M. Vitor             110,000     110,000      16      81%      247,000        538,000
Associates I, a                        Illinois
Limited Partnership





                                                                  -----------------------           -------------------------------
                                                                As of March 31, 2001                 As of December 31, 2000
                                                               -----------------------              -------------------------------
                                                               Partnership's     Amount of                              Encumbrances
                                                              Total Investment Investment                  Estimated Low    of Local
                                     General Partner          in Local Limited  Paid to   Number           Income Housing    Limited
Partnership Name        Location         Name                  Partnerships     Date    of Units  Occupancy Credits     Partnerships
--------------------------------------------------------------------------------------------------------------------------------


Tanglewood Limited      Frankfurt,     Georg E. Maharg an
Partnership             Ohio           Maharg Realty, Inc.          212,000     212,000     36       94%       475,000     1,065,000

Village Lane            Farmington,    ERC Properties, Inc.
Properties, a Limited
Partnership             Arkansas                                    168,000     168,000     36      100%       370,000       886,000

Whitted Forest          Hillsborough,  Hillsborough
Limited Partnership     North          Affordable Housing
                        Carolina       Corporation                  685,000     685,000     35      100%      1,572,00     1,018,000
Wilcam Housing, Ltd.    Camden,
                        Alabama        Thomas H. Cooksey
                                       andApartment
                                       Developers, Inc.             126,000     106,000     19       84%       299,000       621,000
Wills Point Manor,      Wills Point,   1600 Capital
L.P.                    Texas          Company                      124,000     124,000     24      100%       277,000       628,000

Windmere Associates     Lexington,     The Humphrey
Limited Partnership     Virginia       Companies                    291,000     291,000     38      100%       539,000     1,483,000

Woodlands Apartments,   Mount          1600 Capital
L.P.                    Pleasant,      Company
                        Texas                                       239,000     239,000     48       85%       537,000     1,252,000
Woodview Limited        Chillicothe,   Michael K. Moore
Partnership             Illinois
                        and Glassford,
                        Illinois

                                                                    269,000     269,000     36      100%       362,000     1,194,000
                                                                    -------     -------     --      ----       -------     ---------


                                                                $10,908,000 $10,857,000  1,685       94%   $23,565,000   $48,871,000
                                                                    ============ ==========   ======= =============== ==============



                                                     ------------------------------------------
                                                        For the year ended December 31, 2000
                                                     ------------------------------------------
                                                                                            Low Income
                                                                                           Housing Credits
                                                                                             Allocated to
  Partnership Name                          Rental Income      Net Income/(loss)             Partnership
  ---- --------------------------------------------------------------------------------------------------------

Beaumont Elderly
Housing, L.P.                                 $ 97,000                $ (26,000)                    99%

Brownfield Seniors
Community, Ltd.                                 85,000                   (9,000)                    99%

Buffalo Apartments,
Ltd.                                           92,000                    12,000                    99%

Cambridge Court
Associates Limited
Partnership                                     135,000                 (25,000)                    99%

Candleridge
Apartments o
Bondurant L.P.                                  126,000                  (2,000)                    99%

Candleridge
Apartments of
Waukee L.P.                                    135,000                  (3,000)                    99%

Carlinville Associates
I, L.P.                                          86,000                  (8,000)                    99%

Cherokee Housing, Ltd.                           69,000                 (10,000)                    99%

Chester Associates  I, a Limited
Partnership                                      63,000                 (39,000)                    99%

Clinton Terrace Apartments, Ltd.                 80,000                  (5,000)                    99%

Coffeeville Housing, Ltd.                        57,000                 (12,000)                    99%

Coosa County Housing, Ltd.                       60,000                  (8,000)                    99%

Crockett Manor, Ltd.                            144,000                 (20,000)                    99%

Crockett Manor Senior Citizens
Complex, Ltd.                                   117,000                  (6,000)                    99%

Delta Manor, L.P.                               145,000                 (37,000)                    99%

Eupora Apartments, L.P.                         108,000                 (24,000)                    99%

Fairview Village V, Limited
Partnership                                      67,000                 (14,000)                    99%


Fox Lake Manor Limited Partnership               26,000                 (17,000)                    99%

Ft. Deposit Housing, Ltd.                        77,000                 (14,000)                    99%

Gulf Coast Apartments, L.P.                     184,000                 (44,000)                    99%

                                                     --------------------------------------------
                                                        For the year ended December 31, 2000
                                                     --------------------------------------------
                                                                                              Low Income
                                                                                           Housing Credits
                                                                                              Allocated to
Partnership Name                         Rental Income        Net Income/(loss)              Partnership
 ------------------------------------------------------------------------------------------- ------------------
Gulf Coast Apartments of Long
Beach, L.P.                                    216,000                  (46,000)                    99%

Heritage Colonial Homes, L.P.                   67,000                   (8,000)                    99%

HOI Limited Partnership of Benson              191,000                  (12,000)                    99%

HOI Limited Partnership of Dallas              218,000                  (54,000)                    99%

HOI Limited Partnership of Dunn                117,000                  (15,000)                    99%

HOI Limited Partnership of Kings Mt.           150,000                  (35,000)                    99%

HOI Limited Partnership of Lee                 286,000                  (69,000)                    99%

HOI Limited Partnership of Sanford             200,000                  (54,000)                    99%

HOI Limited Partnership of Selma               223,000                  (27,000)                    99%

Killbuck Limited Partnership                    61,000                  (11,000)                    99%

Lake Ridge Apartments, L.P.                    138,000                  (68,000)                    99%

Levelland Manor, L.P.                          111,000                  (36,000)                    99%

Logan Park Associates Limited
Partnership                                    402,000                  (20,000)                    99%

Meadow Run Associates Limited
Partnership                                    155,000                  (36,000)                    99%

Oakdale Senior Housing Limited
Partnership                                    329,000                 (210,000)                    99%

Orange Beach Housing, Ltd.                     107,000                  (31,000)                    99%

Parks I Limited Partnership                    212,000                  (24,000)                    99%

Post Manor, L.P.                                62,000                  (37,000)                    99%

Red Bud Associates I, a Limited
Partnership                                     52,000                  (39,000)                    99%

                                                   ---------------------------------------------
                                                        For the year ended December 31, 2000
                                                   ---------------------------------------------

                                                                                              Low Income
                                                                                              Housing Credits
                                                                                              Allocated to
 Partnership Name                       Rental Income          Net Income/(loss)               Partnership
 -------------------------------------------------------------------------------------------------------------

Steeleville Associates I, a
Limited Partnership                           48,000                    (21,000)                       99%

Tanglewood Limited Partnership               107,000                    (28,000)                       99%

Village Lane Properties, a
Limited Partnership                          177,000                    (22,000)                       99%

Whitted Forest Limited Partnership           177,000                    (44,000)                       99%

Wilcam Housing, Ltd.                          60,000                    (25,000)                       99%

Wills Point Manor, L.P.                       81,000                    (21,000)                       99%

Windmere Associates Limited
Partnership                                  168,000                    (29,000)                       99%

Woodlands Apartments, L.P.                   152,000                    (39,000)                       99%

Woodview Limited Partnership                 149,000                    (49,000)                       99%
                                            ---------               --------

                                         $ 6,369,000                $(1,421,000)
                                         ===========               ============

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

(b)  At March 31, 2001, there were 1,038 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2001.

Item 5b.

NOT APPLICABLE

Item 6. Selected Financial Data Selected balance sheet information for the Partnership is as follows:

                                             March 31                                December 31
                              ---------------------------------------  ----------------------------------------

                                 2001         2000          1999          1998          1997           1996
                              -----------   ----------   ------------  ------------  ------------   -----------

ASSETS
Cash and cash equivalents   $    310,526  $   330,386  $     335,746 $     338,486 $     333,368  $    448,311
Investments in limited
  partnerships, net            2,387,646    3,533,290      4,556,343     4,811,538     5,923,350     7,221,643
Other assets                           -            -              -             -             -           531
                              -----------   ----------   ------------  ------------  ------------   -----------

                            $  2,698,172  $ 3,863,676  $   4,892,089 $   5,150,024 $   6,256,718  $  7,670,485
                              ===========   ==========   ============  ============  ============   ===========

LIABILITIES
Due to limited
  partnerships              $     50,818  $    50,818  $      50,818 $      50,818 $      50,818  $     50,818
Accrued fees and expenses
  due to general partner
  and affiliates               1,850,328    1,581,300      1,295,236     1,225,414       923,399       750,497

PARTNERS' EQUITY                 797,026    2,231,558      3,546,035     3,873,792     5,282,501     6,869,170
                              -----------   ----------   ------------  ------------  ------------   -----------

                            $  2,698,172  $ 3,863,676  $   4,892,089 $   5,150,024 $   6,256,718  $  7,670,485
                              ===========   ==========   ============  ============  ============   ===========

                                       13

Selected results of operations, cash flows, and other information for the Partnership is as follows for the periods indicated:

                            For the Years Ended      For the Three Months              For the Years Ended
                                 March 31               Ended March 31                     December 31
                          ------------------------  ------------------------   -------------------------------------

                             2001         2000         1999         1998         1998         1997          1996
                          -----------  -----------  -----------   ----------   ----------   ----------   -----------
                                                                  (Unaudited)

Loss from operations    $   (353,285) $   (354,817) $   (96,591)  $   (86,217) $  (360,770) $  (356,655)  $  (425,201)
Equity in losses of
   limited
  partnerships            (1,081,247)     (959,660)    (231,166)     (292,600)  (1,047,939)  (1,230,014)   (1,406,638)
                          -----------   -----------  -----------   ----------   ----------   ----------   -----------



Net loss                $ (1,434,532) $ (1,314,477) $   (327,757) $  (378,817) $(1,408,709) $(1,586,669)  $(1,831,839)
                          ===========   =========== =============   ==========  ===========  ==========   ===========

Net loss allocated to:

   General partner      $    (14,345)  $   (13,145) $     (3,278) $    (3,788) $   (14,087) $  (15,866)   $   (18,318)
                          ===========  ===========  ============   ==========   ==========   ==========   ===========

   Limited partners     $ (1,420,187)  $(1,301,332) $   (324,479) $  (375,029) $(1,394,622) $(1,570,803)  $ 1,813,521)
                          ===========  ===========  ============   ==========   ==========   ==========    ==========

Net loss per limited
  partner unit          $     (94.68)  $    (86.76) $     (21.63) $    (25.00) $    (92.97) $   (104.72)  $   (120.90)
                          ===========   ===========  ===========   ==========   ==========   ==========    ==========

Outstanding weighted
  limited partner
  units                       15,000        15,000        15,000       15,000       15,000       15,000        15,000
                          ===========   ==========    ==========    =========    =========     ========       =======


                            For the Years Ended      For the Three Months              For the Years Ended
                                 March 31               Ended March 31                     December 31
                          ------------------------  ------------------------   -------------------------------------

                             2001         2000         1999         1998         1998         1997          1996
                          -----------  -----------  -----------   ----------   ----------   ----------   -----------
                                                             (Unaudited)

Net cash provided by
  (used in):

  Operating activities  $    (37,009)  $   (21,505) $    (14,957) $     (463)   $( 11,507)   $(135,974) $   (73,931)
  Investing activities        17,149        16,145        12,217      11,569       16,625       21,031         2,590
                          -----------  -----------  -----------   ----------    ----------   ---------   -----------

Net change in cash and
  cash equivalents           (19,860)       (5,360)       (2,740)      11,106       5,118     (114,943)     (71,341)

Cash and cash
  equivalents,
  beginning of period        330,386        335,746      338,486      333,368     333,368      448,311      519,652
                          -----------    ----------  -----------   ----------   ---------    ---------   ----------

Cash and cash
  equivalents,
  end of period         $    310,526   $    330,386 $    335,746  $   344,474  $  338,486    $ 333,368  $   448,311
                          ==========    ===========  ===========   ==========   ==========    ========   ==========


Low Income Housing Credit per Unit was as follows for the years ended December
31:

                                         2000            1999            1998            1997             1996
                                     -------------   -------------   -------------   -------------    -------------

 Federal                          $           157  $          157  $          157  $          157   $          157

 State                                          -               -               -               -                -
                                     -------------   -------------   -------------   -------------    -------------

 Total                            $           157  $          157  $          157  $          157   $          157
                                   =============   =============   =============   =============    =============


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-K contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

Risks and uncertainties inherent in forward looking statements include, but are not limited to, our future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the low income housing tax credit property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this filing.

Financial Condition

The Partnership's assets at March 31, 2001 consisted primarily of $311,000 in cash and aggregate investments in the forty-eight Local Limited Partnerships of $2,388,000. Liabilities at March 31, 2001 primarily consisted of $1,850,000 of accrued annual management fees due to the General Partner.

Results of Operations

Year Ended March 31, 2001 Compared to Year Ended March 31, 2000. The Partnership's net loss for the year ended March 31, 2001 was $(1,435,000), reflecting an increase of $120,000 from the net loss experienced for the year ended March 31, 2000. The increase in net loss is primarily due to equity in losses from limited partnerships which increased by $121,000 to $(1,081,000) for the year ended March 31, 2001 from $(960,000) for the year ended December 31, 1998. This increase in equity in losses of limited partnerships is due to the reduction of the respective net acquisition fee component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance. This increase was offset by the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at March 31, 2001. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. In addition, as the investment in such Local Limited Partnerships had reached $0, distributions received after the investment balance reached $0 were recognized as distribution income, which resulted in an increase in distribution income of $8,000.

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

Cash Flows

Year Ended March 31, 2001 Compared to Year Ended March 31, 2000. Net cash used during the year ended March 31, 2001 was $(20,000), compared to net cash decrease for the year ended March 31, 2000 of $(5,000). The change was due primarily to an increase in cash paid to the General Partner for annual management fees of $20,000, offset by interest and distribution income.

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

During the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $269,000, $286,000, $70,000 and $302,000, respectively. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2001, to be sufficient to meet all currently foreseeable future cash requirements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
WNC Housing Tax Credit Fund III, L.P.

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund III, L.P. (a California Limited Partnership) (the "Partnership") as of March 31, 2001 and 2000, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 60% and 59% of the total assets of the Partnership at March 31, 2001 and 2000, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund III, L.P. (a California Limited Partnership) as of March 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.


                                                     /s/BDO SEIDMAN, LLP
                                                      BDO SEIDMAN, LLP
Orange County, California
June 1, 2001

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS





                 See accompanying notes to financial statements

                                                                                March 31
                                                                      ------------------------------

                                                                          2001            2000
                                                                      -------------   --------------

ASSETS

Cash and cash equivalents                                           $      310,526  $       330,386
Investments in limited partnerships, net (Notes 2 and 3)                 2,387,646        3,533,290
                                                                      -------------   --------------

                                                                    $    2,698,172  $     3,863,676
                                                                      =============   ==============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Due to limited partnerships (Note 4)                             $       50,818  $        50,818
   Accrued fees and expenses due to General
     Partner and affiliates (Note 3)                                     1,850,328        1,581,300
                                                                      -------------   --------------

     Total liabilities                                                   1,901,146        1,632,118
                                                                      -------------   --------------

Commitments and contingencies

Partners' equity (deficit):
   General partner                                                         (32,551 )        (18,206 )
   Limited partners (15,000 units authorized;
     15,000 units issued and outstanding)                                  829,577        2,249,764
                                                                        -------------    -----------

     Total partners' equity                                                797,026        2,231,558
                                                                       -------------     ------------

                                                                    $    2,698,172  $     3,863,676
                                                                      =============     ==============



                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS





                                               For the Years Ended March      For the Three         For the Year
                                                                               Months Ended        Ended December
                                                          31                     March 31                31
                                              ----------------------------   -----------------    -----------------

                                                 2001            2000              1999                 1998
                                              ------------   -------------   -----------------    -----------------


Interest income                             $      18,117   $        15,793  $            3,646   $           14,043
Distribution income (Note 2)                       12,220            3,793                 500                    -
Other income                                            -            3,220                   -                    -
                                              ------------   -------------   -----------------    -----------------

     Total income                                  30,337           22,806               4,146               14,043
                                              ------------   -------------   -----------------    -----------------

Operating expenses:
   Amortization (Note 2)                           47,248           47,248              11,812               47,248
   Asset management fees (Note 3)                 299,028          299,027              74,868              299,473
   Office                                          37,346           31,348              14,057               28,092
                                              ------------   -------------   -----------------    -----------------

     Total operating expenses                     383,622          377,623             100,737              374,813
                                              ------------   -------------   -----------------    -----------------

Loss from operations                             (353,285)        (354,817)            (96,591)            (360,770)

Equity in losses of limited
  partnerships (Note 2)                         (1,081,247)       (959,660)           (231,166)          (1,047,939)
                                              ------------   -------------      -----------------    -----------------


Net loss                                     $  (1,434,532)$    (1,314,477) $         (327,757) $        (1,408,709)
                                              ============   =============      =================    =================

Net loss allocated to:

   General partner                           $     (14,345)$       (13,145)$            (3,278)$            (14,087)
                                              ============   =============      =================    =================


   Limited partners                         $  (1,420,187)  $   (1,301,332) $          (324,479) $         (1,394,622 )
                                              ============   =============      ==================   =================


Net loss per limited partnership unit       $      (94.68 )$       (86.76) $            (21.63 )$             (92.97 )
                                              ============   =============      ==================   =================

Outstanding weighted limited partner
  units                                            15,000          15,000              15,000               15,000
                                              ============   =============   =================       =================


                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998


                                                                General              Limited
                                                                Partner              Partners            Total
                                                            ---------------     ---------------    ---------------

Partners' equity at January 1, 1998                       $         12,304    $     5,270,197   $     5,282,501

Net loss                                                           (14,087)        (1,394,622)       (1,408,709)
                                                            ---------------     ---------------    ---------------

Partners' equity (deficit) at December 31, 1998                     (1,783)         3,875,575         3,873,792

Net loss                                                            (3,278)          (324,479)         (327,757)
                                                            ---------------     ---------------    ---------------

Partners' equity (deficit) at March 31, 1999                        (5,061)         3,551,096         3,546,035

Net loss                                                           (13,145)        (1,301,332)       (1,314,477)
                                                            ---------------     ---------------    ---------------

Partners' equity (deficit) at March 31, 2000                       (18,206)         2,249,764         2,231,558

Net loss                                                           (14,345)        (1,420,187)       (1,434,532)
                                                            ---------------     ---------------    ---------------

Partners' equity (deficit) at March 31, 2001              $        (32,551)  $        829,577   $       797,026
                                                            ===============     ===============    ===============

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS





                                                   For the Years Ended           For the Three      For the Year
                                                                                 Months Ended      Ended December
                                                        March 31                   March 31              31
                                              ------------------------------    ----------------   ----------------

                                                 2001             2000               1999               1998
                                              ------------    --------------    ----------------   ----------------

Cash flows from operating activities:

   Net loss                                 $  (1,434,532)    $  (1,314,477)      $  (327,757)    $   (1,408,709)
   Adjustments to reconcile net loss to
     net   cash   used   in    operating
     activities:
     Amortization                                  47,248            47,248              11,812            47,248
     Equity in losses of limited
       partnerships                             1,081,247           959,660             231,166         1,047,939
     Change in accrued fees and
       expenses due to General Partner
       and affiliates                             269,028           286,064              69,822           302,015
                                               ------------    --------------    ----------------   ----------------

Net cash used in operating activities             (37,009)          (21,505)           (14,957)            (11,507)
                                               ------------    --------------    ----------------   ----------------

Cash flows from investing activities:
   Distributions from limited
     partnerships                                  17,149            16,145              12,217            16,625
                                              ------------    --------------    ----------------   ----------------

Net increase (decrease) in cash and
  cash equivalents                                (19,860)           (5,360)             (2,740)            5,118

Cash and cash equivalents, beginning
  of period                                       330,386           335,746             338,486           333,368
                                              ------------    --------------    ----------------   ----------------

Cash and cash equivalents, end of
  period                                    $     310,526   $       330,386   $         335,746  $        338,486
                                              ============    ==============    ================   ================

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
     Taxes paid                             $         800   $           800   $               -  $            800
                                              ============    ==============    ================   ================

                See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998



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

The general partner is WNC Tax Credit Partners, L.P. (the "General Partner"), a California limited partnership. WNC & Associates, Inc. ("WNC") and Wilfred N. Cooper, Sr. are the general partners of the General Partner. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust owns 66.8% of the outstanding stock of WNC. John B. Lester was the original limited partner of the Partnership and owns 28.6% of the outstanding stock of WNC. Wilfred N. Cooper, Jr., President of WNC, owns 3.6% of the outstanding stock of WNC.

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

                     WNC HOUSING TAX CREDITS FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Years Ended March 31, 2001 and 2000,
                  For the Three Months Ended March 31, 1999 and
                      For the Year Ended December 31, 1998


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

Method of Accounting for Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnership's are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (See Notes 2 and 3).

Losses from limited partnerships for the year ended December 31, 1998 have been recorded by the Partnership based on reported results provided by the Local Limited Partnerships. Losses from limited partnerships for the three months ended March 31, 1999 have been estimated by management of the Partnership. Losses from Local Limited Partnerships for the years ended March 31, 2001 and 2000 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships and on three months of results estimated by management at the Partnership. Losses from Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.

                     WNC HOUSING TAX CREDITS FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Years Ended March 31, 2001 and 2000,
                  For the Three Months Ended March 31, 1999 and
                      For the Year Ended December 31, 1998


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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of March 31, 2001 and 2000, the Partnership had cash equivalents of $12,288 and $11,599, respectively.

Concentration of Credit Risk

At March 31, 2001, the Partnership has maintained cash balances at a certain financial institution in excess of the maximum federally insured amounts.

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

                     WNC HOUSING TAX CREDITS FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Years Ended March 31, 2001 and 2000,
                  For the Three Months Ended March 31, 1999 and
                      For the Year Ended December 31, 1998

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

The Partnership's investments in Local Limited Partnerships as reflected in the balance sheets at March 31, 2001 and 2000, are approximately $2,178,000 and $1,929,000, respectively, greater than the Partnership's combined equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses, as discussed below, acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and to capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnerships' financial statements. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the losses recorded by the Partnership for the three month period ended March 31.

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

At March 31, 2001 and 2000, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the years ended March 31, 2001 and 2000 and the three months ended March 31, 1999 amounting to approximately $329,000, $677,000 and $80,000, respectively, have not been recognized. The Partnership's share of losses during the year ended December 31, 1998 amounting to approximately $197,000, have not been recognized. As of March 31, 2001, the aggregate share of net losses not recognized by the Partnership amounted to $1,440,000.

Following is a summary of the equity method activity of the investments in limited partnerships for the periods presented:

                                                          For the Years Ended           For the Three     For the Year
                                                                                       Months Ended          Ended
                                                                March 31                   March 31        December 31
                                                     -------------------------------    ---------------   --------------

                                                         2001              2000              1999              1998
                                                     --------------    -------------    ---------------    -------------

Investments per balance sheet, beginning of

   period                                          $     3,533,290   $    4,556,343   $      4,811,538   $    5,923,350
Equity in losses of limited partnerships                (1,081,247)        (959,660)         (231,166)       (1,047,939)
Distributions received                                     (17,149)         (16,145)          (12,217)          (16,625)
Amortization of paid acquisition fees and costs            (47,248)         (47,248)          (11,812)          (47,248)
                                                     --------------    -------------    ---------------    -------------

Investments  in  limited  partnerships,   end  of
period                                             $     2,387,646   $    3,533,290   $      4,556,343   $    4,811,538
                                                     ==============    =============    ===============    =============

                     WNC HOUSING TAX CREDITS FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Years Ended March 31, 2001 and 2000,
                  For the Three Months Ended March 31, 1999 and
                      For the Year Ended December 31, 1998


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

                        COMBINED CONDENSED BALANCE SHEETS


                                                                                     2000               1999
                                                                                ---------------    ---------------

ASSETS

Buildings and improvements, net of accumulated

  depreciation for 2000 and  1999 of $14,842,000 and

  $12,885,000, respectively                                                   $     45,714,000   $     47,847,000
Land                                                                                 4,104,000          4,085,000
Due from related parties                                                                35,000             21,000
Other assets                                                                         4,889,000          4,684,000
                                                                                ---------------    ---------------

                                                                              $     54,742,000   $     56,637,000
                                                                                ===============    ===============

LIABILITIES

Mortgage loans payable                                                        $     48,871,000   $     49,486,000
Due to related parties                                                               2,362,000          2,380,000
Other liabilities                                                                    1,446,000          1,361,000
                                                                                ---------------    ---------------

                                                                                    52,679,000         53,227,000
                                                                                ---------------    ---------------

PARTNERS' CAPITAL

WNC Housing Tax Credit Fund III, L.P.                                                  210,000          1,604,000
Other partners                                                                       1,853,000          1,806,000
                                                                                ---------------    ---------------

                                                                                     2,063,000          3,410,000
                                                                                ---------------    ---------------

                                                                              $     54,742,000   $     56,637,000
                                                                                ===============    ===============


                     WNC HOUSING TAX CREDITS FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Years Ended March 31, 2001 and 2000,
                  For the Three Months Ended March 31, 1999 and
                      For the Year Ended December 31, 1998


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 2000               1999                1998
                                                            ---------------    ---------------     ---------------

Revenues                                                  $      6,616,000   $      6,566,000    $      6,439,000
                                                            ---------------    ---------------     ---------------

Expenses:
   Operating expenses                                            4,352,000          4,245,000           3,993,000
   Interest expense                                              1,783,000          1,818,000           1,759,000
   Depreciation and amortization                                 1,902,000          2,109,000           1,944,000
                                                            ---------------    ---------------     ---------------

     Total expenses                                              8,037,000          8,172,000           7,696,000
                                                            ---------------    ---------------     ---------------

Net loss                                                  $     (1,421,000)$       (1,606,000)  $      (1,257,000)
                                                            ===============    ===============     ===============

Net loss allocable to the Partnership                     $     (1,407,000)$       (1,590,000)   $     (1,245,000)
                                                            ===============    ===============     ===============

Net loss recorded by the Partnership                      $     (1,081,000)$         (960,000)  $      (1,048,000)
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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or their affiliates for the following items:

Acquisition fees not to exceed 9% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,350,000. Accumulated amortization of these capitalized costs was $742,886 and $306,370 as of March 31, 2001 and 2000, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2001, $391,520 of the related expense was refiected as equity in losses of limited partnerships on the statement of operations driving the fourth quarter of the year ended March 31,2001 to reduce the respective net acquisition fee component of investments in local limited partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

                     WNC HOUSING TAX CREDITS FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Years Ended March 31, 2001 and 2000,
                  For the Three Months Ended March 31, 1999 and
                      For the Year Ended December 31, 1998



NOTE 3 - RELATED PARTY TRANSACTIONS, continued

     Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.6% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $67,423, which have been included in investments in limited partnerships. Accumulated amortization was $67,423 and $15,134, as of March 31, 2001 and 2000, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2001, $50,037 of the related expense was shown as equity in losses of limited partnerships on the statement of operations to reduce the respective net acquisition cost component of investments in local limited partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

     An annual asset management fee equal to 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Management fees of $299,028 and $299,027 were incurred during the years ended March 31, 2001 and 2000, respectively, $74,868 during the three months ended March 31, 1999, and $299,473 were incurred for the year ended December 31, 1998, of which $30,000 and $10,000 were paid during the years ended March 31, 2001 and 2000, respectively, and $4,800 was paid during the three months ended March 31, 1999. No fees were paid during the year ended December 31, 1998.

     A subordinated disposition fee in an amount equalto 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2002 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to General Partner and affiliates consist of the following:

                                                                           March 31
                                                                 -----------------------------

                                                                    2001             2000
                                                                 ------------     ------------

Asset management fees payable                                  $   1,850,328    $   1,581,300
                                                                 ------------     ------------

                                                               $   1,850,328    $   1,581,300
                                                                 ============     ============

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

                     WNC HOUSING TAX CREDITS FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Years Ended March 31, 2001 and 2000,
                  For the Three Months Ended March 31, 1999 and
                      For the Year Ended December 31, 1998






NOTE 6 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31, 2001 and 2000 (in thousands, except for per share data).

                                                 June 30        September 30       December 31           March 31
                                           ---------------     ---------------    ---------------     ---------------

               2001

Income                                $         12,156            $  8,921         $    5,325         $    3,935

Operating expenses                              92,146             105,276             95,290             90,910

Equity in losses of limited
     partnerships                             (163,100)           (139,556)          (134,084)          (644,507)

Net loss                                      (243,090)           (235,911)          (224,049)          (731,482)

Loss available to limited partners            (240,659)           (233,552)          (221,809)          (724,167)

Loss per limited partner unit                      (16)                (16                (15)               (48)

               2000

Income                                $          3,686                3,910              4,348              10,862

Operating expenses                              92,459               99,950             94,126              91,088

Equity in losses of limited
     partnerships                             (185,560)            (179,799)         (174,909 )          (419,392 )

Net loss                                      (274,333)            (275,839)         (264,687 )          (499,618 )

Loss available to limited partners            (271,590)            (273,081)         (262,040 )          (494,621 )

Loss per limited partner unit                      (18)                 (18)              (18 )               (33 )



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

Wilfred N. Cooper, Sr., age 70, is the founder, Chairman of the Board, Chief Executive Officer and a Director of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the programs previously sponsored by the Sponsor. Mr. Cooper has been involved in real estate investment and acquisition activities since 1968. Previously, during 1970 and 1971, he was founder and principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the National Association of Home Builders (NAHB) and a National Trustee for NAHB's Political Action Committee, a Director of the National
Housing Conference (NHC) and a member of NHC's Executive Committee and a Director of the National Multi-Housing Council (NMHC). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

John B. Lester, Jr., age 67, is Vice-Chairman, a Director and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director of WNC Capital Corporation. Mr. Lester has 27 years of experience in engineering and construction and has been involved in real estate investment and acquisition activities since 1986 when he joined the Sponsor. Previously, he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries, which he co-founded in 1973. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

Wilfred N. Cooper, Jr., age 38, is President, Chief Operating Officer, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President of, and a registered principal with, WNC Capital Corporation, a member firm of the NASD, and is a Director of WNC Management, Inc. He has been involved in investment and acquisition activities with respect to real estate since he joined the Sponsor in 1988. Prior to this, he served as Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Advisory Board for LIHC Monthly Report, a Director of NMHC and an Alternate Director of NAHB. He graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 49, is Executive Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Thomas J. Riha, age 46, is Vice President - Asset Management and a member of the Acquisition Committee of WNC & Associates, Inc. and a Director and Chief Executive Officer of WNC Management, Inc. Mr. Riha has been involved in acquisition and investment activities with respect to real estate since 1979. Prior to joining the Sponsor in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Sy P. Garban, age 55, is Vice President - National Sales of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

N. Paul Buckland, age 38, is Vice President - Acquisitions and a member of the Acquisitions Committee of WNC & Associates, Inc. He has been involved in real estate acquisitions and investments since 1986 and has been employed with WNC & Associates, Inc. since 1994. Prior to that, he served on the development team of the Bixby Ranch that constructed apartment units and Class A office space in California and neighboring states, and as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

David Turek, age 46, is Vice President - Originations of WNC & Associates, Inc. He has been involved with real estate investment and finance activities since 1976 and has been employed by WNC & Associates, Inc. since 1996. From 1995 to 1996, Mr. Turek served as a consultant for a national Tax Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Tax Credit properties. From 1990 to 1995, he was involved in the development of conventional and tax credit multi-family housing. He is a Director with the Texas Council for Affordable Rural Housing and graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Kay L. Cooper, age 64, is a Director of WNC & Associates, Inc. Mrs. Cooper was the founder and sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until 1998. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" is defined as the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $299,028 $299,027, $74,868 and $299,473 were incurred during the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998, respectively. The Partnership paid the General Partner or its affiliates, $30,000, $10,000, $4,800 and $0 of those fees during the year ended March 31, 2001 and 2000, the three months ended March 31, 1999, and the year ended December 31, 1998, respectively.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of an Housing Complex. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Preferred Return on investment to the Limited Partners. "Preferred Return" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 16% through December 31, 2002, and
     (ii) 6% for the balance of the Partnerships term. No disposition fees have been paid.
                                       32

(c) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $23,000, $13,000, $14,000 and $23,000 during the years ended March 31, 2001 and 2000, the three months ended March 31, 1999, and the year ended December 31, 1998, respectively.

(d) Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Credits, which approximated $24,000, $24,000 and $24,000 for the General Partner for the years ended December 31, 2000, 1999 and 1998, respectively. The General Partner is also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 or the year ended December 31, 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners

No   person is known to own  beneficially  in  excess  of 5% of the  outstanding
     Units.

(b)  Security Ownership of Management

     Neither the General Partner,its affiliates, nor any of the officers or directors of the General Partner or its affiliates own directly or beneficially any Units in the Partnership.

(c)  Changes in Control

     The management and controlof the General Partner may be changed at any time in accordance with their respective organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

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

UNIT IV.

     Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements

(a)(1)    Financial statements included in Part II hereof:
          ----------------------------------------------------------------------

          Report of Independent  Certified  Public  Accountants
          Balance Sheets, March 31, 2001 and 2000
          Statements of Operations for the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31,
           1998
          Statements of Partners' Equity for the years ended March 31, 2001 and 2000, the three months ended March 31,1999 and the year ended December 31, 1998
          Statements of Cash Flows for the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998
          Notes to  Financial  Statements

(a)(2)   Financial statement schedules included in Part IV hereof:
         --------------------------------------------------------

          Report of Independent Certified Public Accountants on Financial Statement Schedules Schedule III - Real Estate Owned by Local Limited Partnerships

(b)       Reports on Form 8-K.
          --------------------
             NONE


(c)           Exhibits.
              ---------

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

       10.41 Amended and Restated Agreement of Limited Partnership of Ft. Deposit Housing, Ltd. Filed as exhibit 10.11 to form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 10.41.

       (d)    Financial  statement  schedules follow, as set forth in subsection
              --------------------------------------
              (a)(2) hereof.

Report of Independent Certified Public Accountants on Financial Statement Schedules



To the Partners
WNC Housing Tax Credit Fund III, L.P.


The audits referred to in our report dated June 1, 2001, relating to the 2001, 2000, 1999 and 1998 financial statements of WNC Housing Tax Credit Fund III, L.P. (the "Partnership"), which are contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.

                                                 /s/BDO SEIDMAN, LLP
                                                  BDO SEIDMAN, LLP
Orange County, California
June 1, 2001

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001





                                                              ---------------------------       -----------------------------
                                                               As of March 31, 2001                  As of December 31, 2000
-------------------------------------------------------------------------------------------  ---------------------------------------

                                                   Total Investment   Amount of  Encumbrances of
                                                   in Local Limited   Investment  Local Limited  Property and  Accumulated  Net Book
         Partnership Name           Location          Partnerships   Paid to Date   Partnerships   Equipment   Depreciation   Value
-------------------------------------------------------------------------------------------  ---------------------------------------

Beaumont Elderly Housing, L.P.     Beaumont,
                                   Mississippi            $  229,000  $  229,000    $927,000    $ 1,288,000   $ 187,000  $ 1,101,000

Brownfield Seniors Community, Ltd. Brownfield, Texas
                                                             147,000     147,000     687,000        838,000     135,000      703,000

Buffalo Apartments, Ltd.           Buffalo, Texas             91,000      91,000     412,000        558,000      99,000      459,000

Cambridge Court Associates         Grottoes, Virginia
Limited Partnership                                          254,000     254,000   1,323,000      1,652,000     347,000    1,305,000

Candleridge Apartments of          Bondurant, Iowa
Bondurant L.P.                                                99,000      99,000     598,000        780,000      213,000     567,000

Candleridge Apartments of Waukee   Waukee, Iowa
L.P.                                                         101,000     101,000     652,000        813,000      202,000     611,000

Carlinville Associates I, L.P.     Carlinville,
                                   Illinois                  105,000     105,000     501,000        537,000      115,000     422,000

Cherokee Housing, Ltd.             Cedar Bluff, Alabama
                                                             110,000     110,000     620,000        738,000      168,000     570,000

Chester Associates  I, a Limited   Chester, Illinois
Partnership                                                  159,000     159,000     691,000      1,000,000      289,000     711,000

Clinton Terrace Apartments, Ltd.   Albany, Kentucky          138,000     138,000     767,000        930,000      229,000     701,000

Coffeeville Housing, Ltd.          Coffeeville, Alabama      103,000     103,000     543,000        660,000      160,000     500,000

Coosa County Housing, Ltd.         Rockford, Alabama         103,000     103,000     560,000        688,000      167,000     521,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                                             ------------------------              ---------------------------
                                                               As of March 31, 2001                  As of December 31, 2000
-------------------------------------------------------------------------------------------  ---------------------------------------
                                                     Total Investment   Amount of  Encumbrances of
                                                   in Local Limited   Investment  Local Limited  Property and  Accumulated  Net Book
         Partnership Name           Location          Partnerships   Paid to Date   Partnerships   Equipment   Depreciation   Value
-------------------------------------------------------------------------------------------  ---------------------------------------

Crockett Manor, Ltd.               Crockett, Texas           184,000     184,000     893,000   1,159,000         216,000     943,000

Crockett Manor Senior Citizens     Crockett, Texas
Complex, Ltd.                                                203,000     203,000   1,020,000   1,313,000         207,000   1,106,000

Delta Manor, L.P.                  Techula, Mississippi      227,000     227,000   1,232,000   1,549,000         473,000   1,076,000

Eupora Apartments, L.P.            Eupora, Mississippi       138,000     138,000   1,202,000   1,422,000         302,000   1,120,000

Fairview Village V, Limited        Carroll, Iowa
Partnership                                                  119,000     119,000     591,000     776,000         184,000     592,000

Fox Lake Manor Limited Partnership Fox Lake, Wisconsin
                                                              84,000      84,000     373,000     480,000         136,000     344,000

Ft. Deposit Housing, Ltd.          Fort Deposit,
                                   Alabama                   127,000     127,000     702,000     864,000         209,000     655,000

Gulf Coast Apartments, L.P.        Gulfport,
                                   Mississippi               320,000     320,000   1,432,000   1,848,000         556,000   1,292,000

Gulf Coast Apartments of Long      Long Beach,
Beach, L.P.                        Mississippi               315,000     315,000   1,445,000   1,871,000         550,000   1,321,000

Heritage Colonial Homes, L.P.      Blackshear, Georgia       125,000     115,000     525,000     752,000         149,000     603,000

HOI Limited Partnership of Benson  Benson, North
                                   Carolina                  269,000     269,000   1,200,000   1,689,000         369,000   1,320,000

HOI Limited Partnership of Dallas  Dallas, North

                                   Carolina                  366,000     366,000   1,702,000   2,270,000         542,000   1,728,000


WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001





                                                             ------------------------             ---------------------------
                                                               As of March 31, 2001                 As of December 31, 2000
-----------------------------------------------------------------------------------------------------------------------------------

                                                   Total Investment   Amount of  Encumbrances of
                                                   in Local Limited   Investment  Local Limited  Property and  Accumulated  Net Book
         Partnership Name           Location          Partnerships   Paid to Date   Partnerships   Equipment   Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
HOI Limited Partnership of Dunn    Dunn, North Carolina      170,000     170,000     820,000   1,090,000         262,000     828,000

HOI Limited Partnership of Kings   Kings Mountain,           262,000     262,000   1,230,000   1,637,000         380,000   1,257,000

HOI Limited Partnership of Lee     Sanford, North
                                   Carolina                  419,000     419,000   1,982,000   2,640,000         570,000   2,070,000

HOI Limited Partnership of Sanford Sanford, North
                                   Carolina                  277,000     277,000   1,251,000   1,740,000         378,000   1,362,000

HOI Limited Partnership of Selma   Selma, North
                                   Carolina                  271,000     271,000   1,213,000   1,756,000        409,000    1,347,000

Killbuck Limited Partnership       Killbuck, Ohio            151,000     151,000     432,000     671,000        343,000      328,000

Lake Ridge Apartments, L.P.        Tiptonville,
                                   Tennessee                 317,000     317,000   1,460,000   1,835,000        484,000    1,351,000

Levelland Manor, L.P.              Levelland, Texas          175,000     175,000     904,000   1,125,000        213,000      912,000

Logan Park Associates Limited      Caldwell, Idaho
Partnership                                                  571,000     571,000   2,274,000   3,022,000        784,000    2,238,000

Meadow Run Associates Limited      Gordonsville,
Partnership                        Virginia                  302,000     302,000   1,490,000   1,856,000        323,000    1,533,000

Oakdale Senior Housing Limited     Oakdale, California
Partnership                                                  919,000     919,000   2,999,000   4,671,000       1,060,000   3,611,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001



                                                          ---------------------------------  ---------------------------------------
                                                               As of March 31, 2001                         As of December 31, 2000
                                                          ---------------------------------  --------------------------------------

                                                   Total Investment   Amount of  Encumbrances of
                                                   in Local Limited   Investment  Local Limited  Property and  Accumulated  Net Book
         Partnership Name           Location          Partnerships   Paid to Date   Partnerships   Equipment   Depreciation   Value
-------------------------------------------------------------------------------------------  ---------------------------------------







Orange Beach Housing, Ltd.         Orange Beach,
                                   Alabama                   229,000     208,000   1,089,000   1,357,000         245,000   1,112,000

Parks I Limited Partnership        Chatham, Virginia         253,000     253,000   1,242,000   1,583,000         359,000   1,224,000

Post Manor, L.P.                   Post, Texas               117,000     117,000     601,000     734,000         138,000     596,000

Red Bud Associates I, a Limited    Red Bud, Illinois
Partnership                                                  135,000     135,000     599,000     931,000         246,000     685,000

Steeleville Associates I, a        Steeleville,
Limited Partnership                Illinois                  110,000     110,000     538,000     727,000         203,000     524,000

Tanglewood Limited Partnership     Frankfurt, Ohio           212,000     212,000   1,065,000   1,322,000         406,000     916,000

Village Lane Properties, a         Farmington, Arkansas
Limited Partnership                                          168,000     168,000     886,000     984,000         285,000     699,000

Whitted Forest Limited Partnership Hillsborough, North
                                   Carolina                  685,000     685,000   1,018,000   2,028,000         293,000   1,735,000


Wilcam Housing, Ltd.               Camden, Alabama           126,000     106,000     621,000     760,000         161,000     599,000

Wills Point Manor, L.P.            Wills Point, Texas        124,000     124,000     628,000     766,000         147,000     619,000

Windmere Associates Limited        Lexington, Virginia
Partnership                                                  291,000     291,000   1,483,000   1,839,000         305,000   1,534,000

Woodlands Apartments, L.P.         Mount Pleasant,
                                   Texas                     239,000     239,000   1,252,000   1,530,000         291,000   1,239,000



WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                                          ---------------------------------  ---------------------------------------
                                                               As of March 31, 2001                         As of December 31, 2000
                                                          ---------------------------------  --------------------------------------

                                                   Total Investment   Amount of  Encumbrances of
                                                   in Local Limited   Investment  Local Limited  Property and  Accumulated  Net Book
Partnership Name           Location          Partnerships   Paid to Date   Partnerships   Equipment   Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------

Woodview Limited Partnership       Chillicothe,
                                   Illinois and

                                   Glassford, Illinois       269,000     269,000   1,194,000   1,581,000         353,000   1,228,000
                                   -------------------       -------     -------   ---------   ---------         -------   ---------


                                                     $   10,908,000 $10,857,000  $48,871,000  $ 64,660,000   $14,842,000 $49,818,000
                                                           ========  ==========   ==========   ===========  ============ ===========



WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                                        ---------------------------------------
                                                          For the year ended December 31, 2000
                                                        ---------------------------------------
          Partnership Name               Rental          Net        Year Investment    Status     Estimated Useful
                                         Income     Income/(loss)      Acquired                     Life (Years)
--------------------------------------------------------------------------------------------------------------------

Beaumont Elderly Housing, L.P.           $  97,000     $  (26,000)              1995   Completed                 45

Brownfield Seniors Community, Ltd.          85,000         (9,000)              1994   Completed                 40

Buffalo Apartments, Ltd.                    92,000         12,000               1995   Completed                 35

Cambridge Court Associates Limited
Partnership                                135,000        (25,000)              1992   Completed                 35

Candleridge Apartments of Bondurant
L.P.                                       126,000         (2,000)              1992   Completed               27.5

Candleridge Apartments of Waukee L.P.
                                           135,000         (3,000)              1992   Completed               27.5

Carlinville Associates I, L.P.              86,000         (8,000)              1994   Completed                 30

Cherokee Housing, Ltd.                      69,000        (10,000)              1993   Completed                 40

Chester Associates  I, a Limited
Partnership                                 63,000        (39,000)              1992   Completed               27.5

Clinton Terrace Apartments, Ltd.            80,000         (5,000)              1993   Completed                 40

Coffeeville Housing, Ltd.                   57,000        (12,000)              1993   Completed                 40

Coosa County Housing, Ltd.                  60,000         (8,000)              1992   Completed                 40

Crockett Manor, Ltd.                       144,000        (20,000)              1994   Completed                 40

Crockett Manor Senior Citizens
Complex, Ltd.                              117,000         (6,000)              1993   Completed                 50

Delta Manor, L.P.                          145,000        (37,000)              1993   Completed               27.5

Eupora Apartments, L.P.                    108,000        (24,000)              1992   Completed                 40

Fairview Village V, Limited
Partnership                                 67,000        (14,000)              1992   Completed                 40

Fox Lake Manor Limited Partnership
                                            26,000        (17,000)              1994   Completed               27.5

Ft. Deposit Housing, Ltd.                   77,000        (14,000)              1992   Completed                 40

Gulf Coast Apartments, L.P.                184,000        (44,000)              1993   Completed                 30

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                                        -----------------------------------------
                                                          For the year ended December 31, 2000
                                                        -----------------------------------------

          Partnership Name               Rental          Net        Year Investment    Status     Estimated Useful
                                         Income     Income/(loss)      Acquired                     Life (Years)
--------------------------------------------------------------------------------------------------------------------

Gulf Coast Apartments of Long Beach,
L.P.                                       216,000        (46,000)              1993   Completed                 30

Heritage Colonial Homes, L.P.               67,000         (8,000)              1994   Completed                 40

HOI Limited Partnership of Benson          191,000        (12,000)              1993   Completed                 40

HOI Limited Partnership of Dallas          218,000        (54,000)              1993   Completed                 40

HOI Limited Partnership of Dunn            117,000        (15,000)              1993   Completed                 40

HOI Limited Partnership of Kings Mt.
                                           150,000        (35,000)              1993   Completed                 40

HOI Limited Partnership of Lee             286,000        (69,000)              1993   Completed                 40

HOI Limited Partnership of Sanford         200,000        (54,000)              1993   Completed                 40

HOI Limited Partnership of Selma           223,000        (27,000)              1993   Completed                 40

Killbuck Limited Partnership                61,000        (11,000)              1992   Completed               27.5

Lake Ridge Apartments, L.P.                138,000        (68,000)              1994   Completed                 50

Levelland Manor, L.P.                      111,000        (36,000)              1993   Completed                 40

Logan Park Associates Limited
Partnership                                402,000        (20,000)              1993   Completed               27.5

Meadow Run Associates Limited
Partnership                                155,000        (36,000)              1992   Completed                 35

Oakdale Senior Housing Limited
Partnership                                329,000       (210,000)              1993   Completed                 30

Orange Beach Housing, Ltd.                 107,000        (31,000)              1994   Completed                 40

Parks I Limited Partnership                212,000        (24,000)              1993   Completed                 40

Post Manor, L.P.                            62,000        (37,000)              1992   Completed                 40

Red Bud Associates I, a Limited
Partnership                                 52,000        (39,000)              1992   Completed               27.5

Steeleville Associates I, a Limited
Partnership                                 48,000        (21,000)              1992   Completed               27.5

Tanglewood Limited Partnership             107,000        (28,000)              1992   Completed               27.5



WNC Housing Tax
 Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                                         ---------------------------------------
                                                          For the year ended December 31, 2000
                                                         ---------------------------------------

          Partnership Name               Rental          Net        Year Investment    Status     Estimated Useful
                                         Income     Income/(loss)      Acquired                     Life (Years)
--------------------------------------------------------------------------------------------------------------------

Village Lane Properties, a Limited
Partnership                               177,000        (22,000)              1993   Completed                 25

Whitted Forest Limited Partnership        177,000        (44,000)              1993   Completed                 40

Wilcam Housing, Ltd.                       60,000        (25,000)              1993   Completed                 40

Wills Point Manor, L.P.                    81,000        (21,000)              1992   Completed                 40

Windmere Associates Limited
Partnership                               168,000        (29,000)              1992   Completed                 35

Woodlands Apartments, L.P.                152,000        (39,000)              1992   Completed                 40

Woodview Limited Partnership              149,000        (49,000)              1992   Completed                 40

                                          -------        --------

                                        6,369,000     $(1,421,000)
                                      ============    ============


WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

CAPTION>

                                                             ------------------------                 ------------------------
                                                               As of March 31, 2000                    As of December 31, 1999
------------------------------------------------------------------------------------------------------------------------------------

                                                  Total Investment    Amount of   Encumbrances of
                                                  in Local Limited   Investment   Local Limited  Property and  Accumulated  Net Book
         Partnership Name                Location    Partnerships    Paid to Date  Partnerships  Equipment    Depreciation     Value
------------------------------------------------------------------------------------------------------------------------------------

Beaumont Elderly Housing, L.P.           Beaumont,
                                         Mississippi   $   229,000    $  229,000     $929,000    $ 1,287,000    $ 156,000 $1,131,000

Brownfield Seniors Community, Ltd.       Brownfield,
                                         Texas             147,000       147,000      690,000        837,000      115,000    722,000

Buffalo Apartments, Ltd.                 Buffalo, Texas     91,000        91,000      415,000        555,000       83,000    472,000

Cambridge Court Associates               Grottoes,
Limited Partnership                      Virginia          254,000       254,000    1,328,000      1,652,000      301,000  1,351,000

Candleridge Apartments of                Bondurant,

Bondurant L.P.                           Iowa               99,000        99,000      601,000        775,000      184,000    591,000

Candleridge Apartments of Waukee         Waukee,
L.P.                                     Iowa              101,000       101,000      656,000        807,000      173,000    634,000

Carlinville Associates I, L.P.           Carlinville,
                                         Illinois          105,000       105,000      502,000        537,000       98,000    439,000

Cherokee Housing, Ltd.                   Cedar Bluff,
                                         Alabama           110,000       110,000      622,000        735,000      146,000    589,000

Chester Associates  I, a Limited         Chester,
Partnership                              Illinois          159,000       159,000      693,000      1,000,000      255,000    745,000

Clinton Terrace Apartments, Ltd.         Albany,
                                         Kentucky          138,000       138,000      771,000        930,000      206,000    724,000

Coffeeville Housing, Ltd                 Coffeeville,
                                         Alabama           103,000       103,000      545,000        659,000      138,000    521,000

Coosa County Housing, Ltd.               Rockford,
                                         Alabama           103,000       103,000      563,000        688,000      149,000    539,000



WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
Mar

                                                              -----------------------                 --------------------------
                                                               As of March 31, 2000                    As of December 31, 1999
------------------------------------------------------------------------------------------------------------------------------------

                                                  Total Investment    Amount of   Encumbrances of
                                                  in Local Limited   Investment   Local Limited  Property and  Accumulated  Net Book
         Partnership Name                Location    Partnerships    Paid to Date  Partnerships  Equipment    Depreciation     Value
------------------------------------------------------------------------------------------------------------------------------------


Crockett Manor, Ltd.               Crockett, Texas          184,000      184,000      899,000      1,159,000      187,000    972,000

Crockett Manor Senior Citizens     Crockett, Texas
Complex, Ltd.                                               203,000      203,000    1,023,000      1,313,000      180,000  1,133,000

Delta Manor, L.P.                  Techula, Mississippi     227,000      227,000    1,236,000      1,545,000      418,000  1,127,000

Eupora Apartments, L.P.            Eupora, Mississippi      138,000      138,000    1,205,000      1,422,000      267,000  1,155,000

Fairview Village V, Limited        Carroll, Iowa
Partnership                                                 119,000      119,000      594,000        770,000      160,000    610,000

Fox Lake Manor Limited Partnership Fox Lake, Wisconsin
                                                             84,000       84,000      375,000        480,000      119,000    361,000

Ft. Deposit Housing, Ltd.          Fort Deposit,
                                   Alabama                  127,000      127,000      704,000        858,000      182,000    676,000

Gulf Coast Apartments, L.P.        Gulfport,
                                   Mississippi              320,000      320,000    1,442,000      1,838,000      491,000  1,347,000

Gulf Coast Apartments of Long      Long Beach,
Beach, L.P.                        Mississippi              315,000      315,000    1,454,000      1,863,000      483,000  1,380,000

Heritage Colonial Homes, L.P.      Blackshear, Georgia      125,000      115,000      528,000        752,000      131,000    621,000

HOI Limited Partnership of Benson  Benson, North
                                   Carolina                 269,000      269,000    1,218,000      1,689,000      322,000  1,367,000

HOI Limited Partnership of Dallas  Dallas, North
                                   Carolina                 366,000      366,000    1,711,000      2,269,000      475,000  1,794,000


WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
Mar

                                                            -------------------------               --------------------------
                                                               As of March 31, 2000                   As of December 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                  Total Investment    Amount of   Encumbrances of
                                                  in Local Limited   Investment   Local Limited  Property and  Accumulated  Net Book
         Partnership Name                Location    Partnerships    Paid to Date  Partnerships  Equipment    Depreciation     Value
------------------------------------------------------------------------------------------------------------------------------------


HOI Limited Partnership of Dunn    Dunn, North Carolina     170,000      170,000      825,000      1,081,000      228,000    853,000

HOI Limited Partnership of Kings   Kings Mountain,
Mt.                                North Carolina           262,000      262,000    1,238,000      1,638,000      333,000  1,305,000

HOI Limited Partnership of Lee     Sanford, North
                                   Carolina                 419,000      419,000    1,995,000      2,640,000      498,000  2,142,000

HOI Limited Partnership of Sanford Sanford, North
                                   Carolina                 277,000      277,000    1,268,000      1,740,000      330,000  1,410,000

HOI Limited Partnership of Selma   Selma, North
                                   Carolina                 271,000      271,000    1,232,000      1,746,000      356,000  1,390,000

Killbuck Limited Partnership       Killbuck, Ohio           151,000      151,000      750,000        935,000      254,000    681,000

Lake Ridge Apartments, L.P.        Tiptonville,
                                   Tennessee                317,000      317,000    1,465,000      1,832,000      419,000  1,413,000

Levelland Manor, L.P.              Levelland, Texas         175,000      175,000      906,000      1,124,000      185,000    939,000

Logan Park Associates Limited      Caldwell, Idaho
Partnership                                                 571,000      571,000    2,281,000      3,022,000      716,000  2,306,000

Meadow Run Associates Limited      Gordonsville,
Partnership                        Virginia                 302,000      302,000    1,494,000      1,856,000      272,000  1,584,000

Oakdale Senior Housing Limited     Oakdale, California
Partnership                                                 919,000      919,000    3,066,000      4,666,000      913,000  3,753,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
Mar

                                                             --------------------------            ---------------------------
                                                               As of March 31, 2000                  As of December 31, 1999
------------------------------------------------------------------------------------------------------------------------------------

                                                  Total Investment    Amount of   Encumbrances of
                                                  in Local Limited   Investment   Local Limited  Property and  Accumulated  Net Book
         Partnership Name                Location    Partnerships    Paid to Date  Partnerships  Equipment    Depreciation     Value
------------------------------------------------------------------------------------------------------------------------------------


Orange Beach Housing, Ltd.         Orange Beach,
                                   Alabama                  229,000      208,000    1,093,000      1,354,000      204,000  1,150,000

Parks I Limited Partnership        Chatham, Virginia        253,000      253,000    1,247,000      1,583,000      320,000   ,263,000

Post Manor, L.P.                   Post, Texas              117,000      117,000      603,000        734,000      121,000    613,000

Red Bud Associates I, a Limited    Red Bud, Illinois
Partnership                                                 135,000      135,000      601,000        930,000      211,000    719,000

Steeleville Associates I, a        Steeleville,
Limited Partnership                Illinois                 110,000      110,000      540,000        727,000      178,000    549,000

Tanglewood Limited Partnership     Frankfurt, Ohio          212,000      212,000    1,068,000      1,322,000      359,000    963,000

Village Lane Properties, a         Farmington, Arkansas
Limited Partnership                                         168,000      168,000      888,000        984,000      251,000    733,000

Whitted Forest Limited Partnership Hillsborough, North
                                   Carolina                 685,000      685,000    1,030,000      2,028,000      241,000  1,787,000

Wilcam Housing, Ltd.               Camden, Alabama
                                                            126,000      106,000      623,000        758,000      136,000    622,000

Wills Point Manor, L.P.            Wills Point, Texas       124,000      124,000      630,000        766,000      128,000    638,000

Windmere Associates Limited        Lexington, Virginia
Partnership                                                 291,000      291,000    1,486,000      1,839,000      257,000  1,582,000

Woodlands Apartments, L.P.         Mount Pleasant,
                                   Texas                    239,000      239,000    1,255,000      1,529,000      253,000  1,276,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
Mar


                                                            --------------------------          --------------------------
                                                               As of March 31, 2000              As of December 31, 1999
------------------------------------------------------------------------------------------------------------------------------------

                                                  Total Investment    Amount of   Encumbrances of
                                                  in Local Limited   Investment   Local Limited  Property and  Accumulated  Net Book
         Partnership Name                Location    Partnerships    Paid to Date  Partnerships  Equipment    Depreciation     Value
------------------------------------------------------------------------------------------------------------------------------------






Woodview Limited              Chillicothe,
Partnership                   Illinois and
                              Glassford, Illinois     269,000      269,000    1,198,000     1,563,000        303,000      1,260,000
                              -------------------     -------      -------    ---------     ---------        -------      ---------


                                                  $10,908,000  $10,857,000  $49,486,000   $64,817,000    $12,885,000    $51,932,000
                                                   ==========  ===========   ==========   ===========    ===========     ==========


                                       51



WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000
                                                        -----------------------------------------
                                                          For the year ended December 31, 1999
                                                        -----------------------------------------

          Partnership Name               Rental          Net        Year Investment    Status     Estimated Useful
                                         Income     Income/(loss)      Acquired                     Life (Years)
------------------------------------------------------------------------------------------------------------------

Beaumont Elderly Housing, L.P.
                                        $  92,000     $  (23,000)              1995   Completed                 45

Brownfield Seniors Community, Ltd.
                                           86,000          7,000               1994   Completed                 40

Buffalo Apartments, Ltd.                                                       1995   Completed
                                          150,000        (38,000)                                               35

Cambridge Court Associates Limited
Partnership                               133,000        (42,000)              1992   Completed                 35

Candleridge Apartments of Bondurant
L.P.                                      112,000        (27,000)              1992   Completed               27.5

Candleridge Apartments of Waukee L.P.
                                          127,000        (15,000)              1992   Completed               27.5

Carlinville Associates I, L.P.             53,000        (17,000)              1994   Completed                 30


Cherokee Housing, Ltd.
                                           66,000        (11,000)              1993   Completed                 40

Chester Associates  I, a Limited
Partnership                                65,000        (42,000)              1992   Completed                27.5

Clinton Terrace Apartments, Ltd.           68,000        (20,000)              1993   Completed                 40

Coffeeville Housing, Ltd.                                                      1993   Completed                 40
                                           52,000         (8,000)

Coosa County Housing, Ltd.                 58,000         (9,000)              1992   Completed                 40

Crockett Manor, Ltd.                      135,000        (17,000)              1994   Completed                 40


Crockett Manor Senior Citizens
Complex, Ltd.                             111,000        (11,000)              1993   Completed                 50

Delta Manor, L.P.                                                              1993   Completed                 27.5
                                          147,000        (26,000)

Eupora Apartments, L.P.                                                        1992   Completed                 40
                                          106,000        (21,000)

Fairview Village V, Limited
Partnership                                68,000         (9,000)              1992   Completed                 40

Fox Lake Manor Limited Partnership         32,000        (13,000)              1994   Completed                 27.5


Ft. Deposit Housing, Ltd.                  72,000        (24,000)              1992   Completed                 40

Gulf Coast Apartments, L.P.               184,000        (35,000)              1993   Completed                 30


WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                                        ----------------------------------------
                                                          For the year ended December 31, 1999
                                                        ----------------------------------------

          Partnership Name               Rental          Net        Year Investment    Status     Estimated Useful
                                         Income     Income/(loss)      Acquired                     Life (Years)
-------------------------------------------------------------------------------------------------------------------

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


WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                                       ------------------------------------------
                                                          For the year ended December 31, 1999
                                                       ------------------------------------------
          Partnership Name               Rental          Net        Year Investment    Status     Estimated Useful
                                         Income     Income/(loss)      Acquired                     Life (Years)
--------------------------------------------------------------------------------------------------------------------
Village Lane Properties, a Limited
Partnership                                175,000        (30,000)             1993   Completed                 25

Whitted Forest Limited Partnership         181,000        (27,000)             1993   Completed                 40

Wilcam Housing, Ltd.                        61,000        (16,000)             1993   Completed                 40

Wills Point Manor, L.P.                     80,000               -             1992   Completed                 40

Windmere Associates Limited
Partnership                                157,000        (43,000)             1992   Completed                 35

Woodlands Apartments, L.P.                 163,000        (43,000)             1992   Completed                 40

Woodview Limited Partnership               138,000        (27,000)             1992   Completed                 40

                                      -------------    ------------

                                       $ 6,306,000    $(1,606,000)
                                      ============    ============


WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                                              ------------------------              -------------------------
                                                               As of March 31, 1999                  of December 31, 1998

------------------------------------------------------------------------------------------------------------------------------------
                                                   Total Investment  Amount of   Encumbrances of
                                                   in Local Limited  Investment   Local Limited  Property and  Accumulated  Net Book
         Partnership Name                Location    Partnerships   Paid to Date   Partnerships   Equipment   Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------

Beaumont Elderly Housing, L.P.     Beaumont,
                                   Mississippi          $  229,000    $  229,000 $  933,000  $  1,283,000    $  125,000  $ 1,158,000

Brownfield Seniors Community, Ltd. Brownfield, Texas
                                                           147,000       147,000    691,000       837,000        94,000      743,000

Buffalo Apartments, Ltd.           Buffalo, Texas           91,000        91,000    388,000       552,000        67,000      485,000

Cambridge Court Associates         Grottoes, Virginia
Limited Partnership                                        254,000       254,000  1,333,000     1,653,000       255,000    1,398,000

Candleridge Apartments of          Bondurant, Iowa
Bondurant L.P.                                              99,000        99,000    605,000       767,000       156,000      611,000

Candleridge Apartments of Waukee   Waukee, Iowa
L.P.                                                       101,000       101,000    659,000       800,000       146,000      654,000

Carlinville Associates I, L.P.     Carlinville,            105,000       105,000    503,000       645,000       192,000      453,000
                                   Illinois

Cherokee Housing, Ltd.             Cedar Bluff, Alabama
                                                           110,000       110,000    624,000       734,000       125,000      609,000

Chester Associates  I, a Limited   Chester, Illinois
Partnership                                                159,000       159,000    694,000     1,000,000       218,000      782,000

Clinton Terrace Apartments, Ltd.   Albany, Kentucky        138,000       138,000    774,000       924,000       176,000      748,000

Coffeeville Housing, Ltd.          Coffeeville, Alabama
                                                           103,000       103,000    547,000       655,000       116,000      539,000

Coosa County Housing, Ltd.         Rockford, Alabama       103,000       103,000    566,000       686,000       129,000      557,000



WNC Housing Tax Credit Fund III, L.P.Schedule III
Real Estate Owned by Local Limited PartnershipsAs              As of March 31, 1999                As of December 31, 1998
March 31, 1                                                --------------------------           ---------------------------
------------------------------------------------------------------------------------------------------------------------------------
                                                   Total Investment  Amount of   Encumbrances of
                                                   in Local Limited  Investment   Local Limited  Property and  Accumulated  Net Book
         Partnership Name                Location    Partnerships   Paid to Date   Partnerships   Equipment   Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------

Crockett Manor, Ltd.               Crockett, Texas         184,000       184,000   905,000       1,158,000       156,000   1,002,000

Crockett Manor Senior Citizens     Crockett, Texas
Complex, Ltd.                                              203,000       203,000  1,026,000      1,313,000       154,000   1,159,000

Delta Manor, L.P.                  Techula, Mississippi    227,000       227,000  1,239,000       1,543,000      363,000   1,180,000

Eupora Apartments, L.P.            Eupora, Mississippi     138,000       138,000  1,208,000       1,422,000      232,000   1,190,000

Fairview Village V, Limited        Carroll, Iowa
Partnership                                                119,000       119,000    597,000         767,000      137,000     630,000

Fox Lake Manor Limited Partnership Fox Lake, Wisconsin
                                                            84,000        84,000    376,000         480,000      101,000     379,000

Ft. Deposit Housing, Ltd.          Fort Deposit,
                                   Alabama                 127,000       127,000    706,000         854,000      157,000     697,000

Gulf Coast Apartments, L.P.        Gulfport,               320,000       320,000  1,454,000       1,838,000      424,000   1,414,000
                                   Mississippi

Gulf Coast Apartments of Long      Long Beach,
Beach, L.P.                        Mississippi             315,000       315,000  1,462,000       1,841,000      418,000   1,423,000

Heritage Colonial Homes, L.P.      Blackshear, Georgia     125,000       115,000    530,000         752,000      113,000     639,000

HOI Limited Partnership of Benson  Benson, North
                                   Carolina                269,000       269,000  1,234,000       1,684,000      275,000   1,409,000

HOI Limited Partnership of Dallas  Dallas, North
                                   Carolina                366,000       366,000  1,719,000       2,268,000      407,000   1,861,000




WNC Housing Tax Credit Fund III, L.P.
Schedule III
                                                             -------------------------         ----------------------------
Real Estate Owned by Local Limited Partnerships                As of March 31, 1999                As of December 31, 1998
March 31, 1
------------------------------------------------------------------------------------------------------------------------------------
                                                   Total Investment  Amount of   Encumbrances of
                                                   in Local Limited  Investment   Local Limited  Property and  Accumulated  Net Book
         Partnership Name                Location    Partnerships   Paid to Date   Partnerships   Equipment   Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------

HOI Limited Partnership of Dunn    Dunn, North Carolina    170,000       170,000    830,000        1,077,000     195,000     882,000
HOI Limited Partnership of Kings   Kings Mountain,
Mt.                                North Carolina          262,000       262,000  1,245,000        1,637,000     285,000   1,352,000

HOI Limited Partnership of Lee     Sanford, North
                                   Carolina                419,000       419,000  2,008,000        2,640,000     426,000   2,214,000

HOI Limited Partnership of Sanford Sanford, North
                                   Carolina                277,000       277,000  1,283,000        1,739,000     282,000   1,457,000

HOI Limited Partnership of Selma   Selma, North
                                   Carolina                271,000       271,000  1,250,000        1,746,000     304,000   1,442,000

Killbuck Limited Partnership       Killbuck, Ohio          151,000       151,000    753,000          936,000     221,000     715,000

Lake Ridge Apartments, L.P.        Tiptonville,
                                   Tennessee               317,000       317,000  1,469,000        1,831,000     170,000   1,661,000

Levelland Manor, L.P.              Levelland, Texas        175,000       175,000    909,000        1,121,000     157,000     964,000

Logan Park Associates Limited      Caldwell, Idaho
Partnership                                                571,000       571,000  2,288,000        3,021,000     648,000   2,373,000

Meadow Run Associates Limited      Gordonsville,
Partnership                        Virginia                302,000       302,000  1,497,000        1,856,000     221,000   1,635,000

Oakdale Senior Housing Limited     Oakdale, California
Partnership                                                919,000       919,000  3,089,000        4,654,000     767,000   3,887,000






WNC Housing Tax Credit Fund III, L.P.

Schedule III
                                                                --------------------------------------------------------------
Real Estate Owned by Local Limited Partnerships                 As of March 31, 1999                  As of December 31, 1998
March 31, 1
------------------------------------------------------------------------------------------------------------------------------------
                                                   Total Investment  Amount of   Encumbrances of
                                                   in Local Limited  Investment   Local Limited  Property and  Accumulated  Net Book
         Partnership Name                Location    Partnerships   Paid to Date   Partnerships   Equipment   Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Orange Beach Housing, Ltd.         Orange Beach,
                                   Alabama                 229,000       208,000  1,097,000        1,350,000     163,000   1,187,000

Parks I Limited Partnership        Chatham, Virginia       253,000       253,000  1,251,000        1,576,000     277,000   1,299,000

Post Manor, L.P.                   Post, Texas             117,000       117,000    604,000          734,000     104,000     630,000

Red Bud Associates I, a Limited    Red Bud, Illinois
Partnership                                                135,000       135,000    602,000          931,000     177,000     754,000

Steeleville Associates I, a        Steeleville,
Limited Partnership                Illinois                110,000       110,000    541,000           727,000    151,000     576,000

Tanglewood Limited Partnership     Frankfurt, Ohio         212,000       212,000  1,071,000         1,322,000    309,000   1,013,000

Village Lane Properties, a         Farmington, Arkansas
Limited Partnership                                        168,000       168,000    891,000           984,000    217,000     767,000

Whitted Forest Limited Partnership Hillsborough, North
                                   Carolina                685,000       685,000  1,042,000         2,010,000    191,000   1,819,000

Wilcam Housing, Ltd.               Camden, Alabama
                                                           126,000       106,000    624,000           758,000    110,000     648,000

Wills Point Manor, L.P.            Wills Point, Texas      124,000       124,000    631,000           765,000    109,000     656,000

Windmere Associates Limited        Lexington, Virginia
Partnership                                                291,000       291,000  1,490,000         1,839,000    208,000   1,631,000

Woodlands Apartments, L.P.         Mount Pleasant,
                                   Texas                   239,000       239,000  1,259,000         1,527,000    216,000   1,311,000



WNC Housing Tax Credit Fund III, L.P.
Schedule III
                                                               --------------------------------------------------------------
Real Estate Owned by Local Limited Partnerships                 As of March 31, 1999                 As of December 31, 1998
March 31, 1
------------------------------------------------------------------------------------------------------------------------------------
                                                   Total Investment  Amount of   Encumbrances of
                                                   in Local Limited  Investment   Local Limited  Property and  Accumulated  Net Book
         Partnership Name                Location    Partnerships   Paid to Date   Partnerships   Equipment   Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------

Woodview Limited Partnership       Chillicothe,
                                   Illinois and
                                   Glassford, Illinois     269,000       269,000    1,201,000     1,551,000      255,000   1,296,000
                                                          --------   -----------    ---------     ---------   ----------   ---------

                                                      $ 10,908,000   $10,857,000  $49,698,000  $ 64,788,000  $10,899,000 $53,889,000
                                                       ===========   ===========   =========== ============= =========== ===========


WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                                     -----------------------------------------
                                                          For the year ended December 31, 1998
                                                     -----------------------------------------

          Partnership Name               Rental          Net        Year Investment    Status     Estimated Useful
                                         Income     Income/(loss)      Acquired                     Life (Years)
-------------------------------------------------------------------------------------------------------------------

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


WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                                         --------------------------------------
                                                          For the year ended December 31, 1998
                                                         --------------------------------------

          Partnership Name               Rental          Net        Year Investment    Status     Estimated Useful
                                         Income     Income/(loss)      Acquired                     Life (Years)
-------------------------------------------------------------------------------------------------------------------

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



WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999


                                                         --------------------------------------
                                                          For the year ended December 31, 1998
                                                         --------------------------------------

          Partnership Name               Rental          Net        Year Investment    Status     Estimated Useful
                                         Income     Income/(loss)      Acquired                     Life (Years)
------------------------------------------------------------------------------------------------------------------

Village Lane Properties, a Limited
Partnership                                176,000        (42,000)             1993   Completed                 25

Whitted Forest Limited Partnership         181,000        (13,000)             1993   Completed                 40

Wilcam Housing, Ltd.                        59,000        (16,000)             1993   Completed                 40

Wills Point Manor, L.P.                     79,000        (11,000)             1992   Completed                 40

Windmere Associates Limited
Partnership                                148,000        (38,000)             1992   Completed                 35

Woodlands Apartments, L.P.                 154,000        (32,000)             1992   Completed                 40

Woodview Limited Partnership               152,000         (10,000)            1992   Completed                 40
                                           -------         --------
                                         $6,184,000     $(1,257,000)
                                         ==========     ============


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

By:  WNC Tax Credit Partners, L.P.

General Partner of the Registrant

By:  WNC & Associates, Inc.

General Partner of WNC California Tax Credit Partners III, L.P.


By:  /s/ Wilfred N. Cooper, Jr.
     --------------------------
Wilfred N. Cooper, Jr., President
Chief Operating Officer of WNC & Associates, Inc.

Date:  June 11, 2001


By:  /s/ Thomas J. Riha
---  ------------------
Thomas J. Riha, Vice-President
Chief Financial Officer of WNC & Associates, Inc.

Date: June 11, 2001


By:  /s/ Wilfred N. Cooper, Sr.
     --------------------------
Wilfred N. Cooper, Sr., General Partner

Date: June 11, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ Wilfred N. Cooper, Sr.
    --------------------------
Wilfred N. Cooper, Sr., Chairman of the Board of WNC & Associates, Inc.

Date: June 11, 2001


By: /s/ John B. Lester, Jr.
    -----------------------
John B. Lester, Jr., Director of WNC & Associates, Inc.

Date: June 11, 2001


By:  /s/ David N. Shafer
---  -------------------
David N. Shafer, Director of WNC & Associates, Inc.

Date: June 11, 2001