Form 10-Q
period 2001-06-30
WNC HOUSING TAX CREDIT FUND III L P
filed 2001-08-15
CIK 875278

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                    For the quarterly period ended June 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number: 0-20057


                      WNC HOUSING TAX CREDIT FUND III, L.P.

             California                          33-0391979
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
Yes     No    X
----   -------

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2001






PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Balance Sheets,
              June 30, 2001 and March 31, 2001.................... ............3

             Statements of Operations
              For the three months ended June 30, 2001 and 2000............... 4

             Statement of Partners' Equity (Deficit)
              For the three months ended June 30, 2001 ........................5

             Statements of Cash Flows
              For the three months ended June 30, 2001 and 2000................6

             Notes to Financial Statements.....................................7


     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................12

     Item 3. Quantitative and Qualitative Disclosures About Markets Risks.....13

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................13

     Item 6. Exhibits and Reports on Form 8-K.................................13

     Signatures...............................................................14

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                                       June 30, 2001               March 31, 2001
                                                                   -----------------------        ------------------
                                                                         (unaudited)
ASSETS

Cash and cash equivalents                                        $               314,756        $         310,526
Investments in limited partnerships, net (Note 2)                              2,248,289                2,387,646
                                                                   -----------------------        ------------------
                                                                 $             2,563,045        $       2,698,172
                                                                   =======================        ==================
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Payables to limited partnerships (Note 4)                     $                50,818        $          50,818
   Accrued asset management fees due to
    General Partner and affiliates (Note 3)                                    1,924,259                1,850,328
                                                                   -----------------------        ------------------
    Total liabilities                                                          1,975,077                1,901,146
                                                                   -----------------------        ------------------
Partners' equity (deficit):
  General Partner                                                                (34,642)                 (32,551)
  Limited Partners (15,000 units authorized and 15,000
   units issued and outstanding)                                                 622,610                  829,577
                                                                   -----------------------        ------------------
   Total partners' equity                                                        587,968                  797,026
                                                                   -----------------------        ------------------
                                                                 $             2,563,045        $       2,698,172
                                                                   =======================        ==================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2001 and 2000
                                   (unaudited)




                                                  2001                                 2000

                                       ----------------------------        -----------------------------
Interest income                      $                       2,993       $                        4,736
Distribution income                                              -                                7,420
                                       ----------------------------        -----------------------------
    Total income                                             2,993                               12,156
                                       ----------------------------        -----------------------------
Operating expenses:
  Amortization(Note 2)                                       7,235                               11,812
  Asset management fees (Note 3)                            74,767                               74,757
  Legal and accounting                                       4,504                                2,730
  Other                                                      3,460                                2,847
                                       ----------------------------        -----------------------------
    Total operating expenses                                89,966                               92,146
                                       ----------------------------        -----------------------------
Loss from operations                                       (86,973)                             (79,990)
Equity in losses of
 limited partnerships (Note 2)                            (122,085)                            (163,100)
                                       ----------------------------        -----------------------------
Net loss                             $                    (209,058)       $                    (243,090)
                                       ============================        =============================
Net loss allocated to:
  General Partner                    $                      (2,091)       $                      (2,431)
                                       ============================        =============================
  Limited Partners                   $                    (206,967)       $                    (240,659)
                                       ============================        =============================
Net loss per limited
  partner unit                       $                         (14)       $                         (16)
                                       ============================        =============================
 Outstanding weighted limited
  partner units                                             15,000                               15,000
                                       ============================        =============================

                 See accompanying notes to financial statements
                                       4

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2001
                                   (unaudited)




                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------
Partners' equity (deficit) at March 31, 2001         $       (32,551)     $       829,577       $          797,026

Net loss                                                      (2,091)            (206,967)                (209,058)
                                                       ---------------      ----------------      ------------------
Partners' equity (deficit) at June 30, 2001          $       (34,642)     $       622,610       $          587,968
                                                       ===============      ================      ==================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2001 and 2000
                                   (unaudited)

                                                                            2001                 2000
                                                                        --------------      ---------------
Cash flows from operating activities:
  Net loss                                                            $     (209,058)     $       (243,090)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                           7,235                11,812
        Equity in losses of limited partnerships                             122,085               163,100
        Change in accrued  fees and expenses due to
         General Partner and affiliates                                       73,931                74,757
                                                                        --------------      ---------------

Net cash (used in) provided by operating
  activities                                                                    (5,807)                6,579
                                                                        --------------      ---------------

Cash flows from investing activities:
    Capital contribution - Post Manor                                          (5000)                    -
    Distributions from limited partnerships                                   15,037                 4,621
                                                                        --------------      ---------------

Net cash provided by investing activities                                     10,037                 4,621
                                                                        --------------      ---------------

Net increase in cash and cash equivalents                                     4,230                11,200

Cash and cash equivalents, beginning of period                               310,526               330,386
                                                                        --------------      ---------------

Cash and cash equivalents, end of period                              $      314,756      $        341,586
                                                                        ==============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                         $          800      $            800
                                                                        ==============      ===============

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              For the Quarter Ended
                                  June 30, 2001
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
General
-------
The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2001.

Organization
------------
WNC Housing Tax Credit Fund III, L.P., a California Limited Partnership (the "Partnership"), was formed on May 10, 1991 under the laws of the State of California. The Partnership was formed to invest primarily in other limited partnerships (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complex") that are eligible for low-income housing credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

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

The partnership agreement authorized the sale of up to 15,000 units at $1,000 per Unit ("Units"). The offering of Units concluded on September 30, 1993 at which time 15,000 Units representing subscriptions in the amount of $15,000,000 had been accepted. The General Partner has 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

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

Risks and Uncertainties
-----------------------
The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 2001
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships would be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low-income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Limited Local Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

In addition, Limited Partners are subject to risks in that the rules governing the low income housing credit are complicated, and the use of credits can be limited. The only material benefit from an investment in Units may be the low income housing credits. There are limits on the transferability of Units, and it is unlikely that a market for Units will develop. All management's decisions will be made by the General Partner.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 2001
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Cash and Cash Equivalents
-------------------------
The Partnership considers all highly liquid investments with remaining maturity of three months or less when purchased to be cash equivalents. As of June 30, 2001 and March 31, 2001, the Partnership had no cash equivalents.


Concentration of Credit Risk
----------------------------
At June 30, 2001, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

Net Loss Per Limited Partner Unit
---------------------------------
Net loss per limited partner unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net income per unit is not required.

Reporting Comprehensive Income
------------------------------
In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of partners' equity and bypass net income. The Partnership adopted the provisions of this statement in 1998. For the periods presented, the Partnership has no elements of other comprehensive income, as defined by SFAS No. 130.


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------
As of the periods presented, the Partnership has acquired limited partnership interests in 48 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 1,685 apartment units. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 2001
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
Equity in losses of the Local Limited Partnerships is recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                   For the Three             For the Year
                                                                    Months Ended                 Ended
                                                                   June 30, 2001            March 31, 2001
                                                               ---------------------      ------------------
     Investments in limited partnerships, beginning of
     period                                                   $           2,387,646      $        3,533,290
     Capital contribution                                                     5,000                       -
     Equity in losses of limited partnerships                              (122,085)             (1,081,247)
     Distributions received from limited partnerships                       (15,037)                (17,149)
     Amortization of paid acquisition fees and costs                         (7,235)                (47,248)
                                                                ---------------------      ------------------
     Investments in limited partnerships, end of period       $           2,248,289      $        2,387,646
                                                                =====================      ==================

Selected financial information for the three months ended June 30, 2001 and 2000 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:

                                COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                                       2001                      2000
                                                               ----------------------      ------------------

        Revenues                                             $            1,654,000     $         1,934,000
                                                               ----------------------      ------------------
        Expenses:
          Operating expenses                                              1,088,000               1,092,000
          Interest expense                                                  446,000                 716,000
          Depreciation and amortization                                     476,000                 482,000
                                                               ----------------------      ------------------
        Total expenses                                                    2,010,000               2,290,000
                                                               ----------------------      ------------------
        Net loss                                             $             (356,000)     $         (356,000)
                                                               ======================      ==================
        Net loss allocable to the Partnership                $             (352,000)     $         (353,000)
                                                               ======================      ==================

        Net loss recorded by the Partnership                 $             (122,000)     $         (163,000)
                                                               ======================      ==================

Certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership may be required to sustain the operations of such Local

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 2001
                                   (unaudited)


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS, continued
------------------------------------------------------
Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired and the loss and recapture of the related tax credits could occur.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------
Under the terms of the Partnership Agreement the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $74,767 and $74,757 were incurred during the three months ended June 30, 2001 and 2000, respectively. The Partnership paid the General Partner $7,500 and $0 of those fees during the three months ended June 30, 2001 and 2000, respectively.

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

The accrued fees and expenses due to General Partner and affiliates consist of the following:

                                                        June 30, 2001                          March 31,2001

Advances from WNC and Associates                      $         6,664                        $             -
Asset Management fee payable                                1,917,595                              1,850,328
                                                            ---------                              ---------
                                                      $     1,924,259                        $     1,850,328
                                                            =========                              =========

The General Partners do not anticipate that the accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements.


NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------
Payables to Local Limited Partnerships represent amounts, which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments, are generally due upon the limited partnership achieving certain operating benchmarks and are generally expected to be paid within two years of the Partnership's initial investment.


NOTE 5 - INCOME TAXES
---------------------
No provision for income taxes has been recorded in the financial statements, as any liability for income taxes is the obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-Q contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

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

Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.

The following discussion and analysis compares the results of operations for the three months ended June 30, 2001 and 2000, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2001 consisted primarily of $315,000 in cash and aggregate investments in the forty-eight Local Limited Partnerships of $2,248,289. Liabilities at June 30, 2001 primarily consisted of $1,924,000 of accrued asset management fees due to the General Partner.

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000. The Partnership's net loss for the three months ended June 30, 2001 was $(209,000), reflecting a decrease of $(34,000) from the net loss experienced for the three months ended June 30, 2000 of $(243,000). This decrease primarily was due to equity in losses of limited partnerships which decreased by $41,000, to $(122,000), for the three month ended June 30, 2001. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnership. The investments in such local limited partnership had reached $0 at June 30, 2001. Since the partnership's liability with respect to its investment is limited , losses in excess of investments are not recognized. This decrease was offset by an increase in loss in operations, from ($80,000) for the three month ended June 30, 2000 to ($86,000) for the three month ended June 30, 2001, caused primarily by the decrease of interest and distribution income by $(9,000) from $12,000 for the three months ended June 30, 2000 to $3,000 for the three months ended June 30, 2001. This decrease was offset by the decrease of interest and distribution income by $(9,000) from $12,000 for the three months ended June 30, 2000, to $3,000 for the three months ended June 30, 2001.

Cash Flows

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000. Net cash increased during the three months ended June 30, 2001 was $4,000, reflecting a decline of $7,000, compared to $11,000 net cash increase for the three months ended June 30, 2000. The change was due primarily to an increase in operating costs paid of $12,000, which was offset by a capital contribution of $5,000.

During the three month ended June 30, 2001, accrued asset managementfees payable and advances due to the General Partner increased by $74,000. The General Partner does not anticipated that the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

Item 3: Quantitative and Qualitative Disclosures About Market Risks

        NOT APPLICABLE

Part II.Other Information

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






By: /s/  Wilfred N. Cooper, Jr.
    ---------------------------

Wilfred N. Cooper, Jr., President
Chief Operating Officer of WNC & Associates, Inc.

Date: July 23, 2001






By: /s/ Thomas J. Riha
    ------------------

Thomas J. Riha, Vice President-Chief Financial Officer of
WNC & Associates, Inc.

Date: July 23, 2001