Form 10-Q
period 2001-09-30
WNC HOUSING TAX CREDIT FUND III L P
filed 2001-11-27
CIK 875278

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                               INDEX TO FORM 10-Q

              For the Three and Six Months Ended September 30, 2001




PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Balance Sheets,
              September 30, 2001 and March 31, 2001............................3

             Statements of Operations
              For the three and six months ended September 30, 2001 and 2000...4

             Statement of Partners' Equity (Deficit)
              For the six months ended September 30, 2001 .....................5

             Statements of Cash Flows
              For the six months ended September 30, 2001 and 2000.............6

         Notes to Financial Statements.........................................7


     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................12

     Item 3. Quantitative and Qualitative Disclosures About Markets Risks.....14

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................14

     Item 6. Exhibits and Reports on Form 8-K.................................14

     Signatures...............................................................15

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                     September 30, 2001            March 31, 2001
                                                                   -----------------------        ------------------
                                                                        (unaudited)
ASSETS

Cash and cash equivalents                                        $               288,777        $         310,526
Investments in limited partnerships, net (Note 2)                              2,038,790                2,387,646
                                                                   -----------------------        ------------------

                                                                 $             2,327,567        $       2,698,172
                                                                   =======================        ==================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Payables to limited partnerships (Note 4)                     $                50,818        $          50,818
   Accrued fees and expenses due to
     General Partner and affiliates (Note 3)                                   1,971,678                1,850,328
                                                                   -----------------------        ------------------

      Total liabilities                                                        2,022,496                1,901,146
                                                                   -----------------------        ------------------


Partners' equity (deficit):
  General Partner                                                                (37,471)                 (32,551)
  Limited Partners (15,000 units authorized and 15,000
    units issued and outstanding)                                                342,542                  829,577
                                                                   -----------------------        ------------------

      Total partners' equity                                                     305,071                  797,026
                                                                   -----------------------        ------------------

                                                                 $             2,327,567        $       2,698,172
                                                                   =======================        ==================


                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2001 and 2000
                                   (unaudited)


                                                        2001                                      2000
                                       ----------------------------------------   -------------------------------------
                                         Three months           Six months         Three months          Six months
                                       ------------------   -------------------   ----------------    -----------------

Interest income                      $             2,491  $              5,484  $           4,771   $            9,507
Distribution income                               17,151                17,151              4,150               11,570
                                       ------------------   -------------------   ----------------    -----------------
    Total income                                  19,642                22,635              8,921               21,077
                                       ------------------   -------------------   ----------------    -----------------

Operating expenses:
  Amortization (Note 2)                            7,235                14,470             11,812               23,624
  Asset management fees (Note 3)                  74,747               149,514             74,757              149,514
  Legal and accounting                            16,553                21,057             15,474               18,204
  Other                                              931                 4,391              3,233                6,080
                                       ------------------   -------------------   ----------------    -----------------

    Total operating expenses                      99,466               189,432            105,276              197,422
                                       ------------------   -------------------   ----------------    -----------------

Loss from operations                             (79,824)             (166,797)           (96,355)            (176,345)

Equity in losses of
 limited partnerships (Note 2)                  (203,073)             (325,158)          (139,556)            (302,656)
                                       ------------------   -------------------   ----------------    -----------------

Net loss                             $          (282,897)  $          (491,955) $        (235,911)  $         (479,001)
                                       ==================   ===================   ================    =================

Net loss allocated to:
  General Partner                    $            (2,829)  $            (4,920) $          (2,359)  $           (4,790)
                                       ==================   ===================   ================    =================

  Limited Partners                   $          (280,068)  $          (487,035) $        (233,552)  $         (474,211)
                                       ==================   ===================   ================    =================

Net loss per limited
  partner unit                       $               (19)  $               (33) $             (16)  $              (32)
                                       ==================   ===================   ================    =================

 Outstanding weighted limited
  partner units                                   15,000                15,000             15,000               15,000
                                       ==================   ===================   ================    =================



                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six Months Ended September 30, 2001
                                   (unaudited)



                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at March 31, 2001         $       (32,551)     $       829,577       $          797,026

Net loss                                                      (4,920)            (487,035)                (491,955)
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at September 30, 2001     $       (37,471)     $       342,542       $          305,071
                                                       ===============      ================      ==================



                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2001 and 2000
                                   (unaudited)


                                                                            2001                 2000
                                                                        --------------      ---------------
Cash flows from operating activities:
  Net loss                                                            $     (491,955)     $     (479,001)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                          14,470              23,624
        Equity in losses of limited partnerships                             325,158             302,656
        Change in accrued fees and expenses due to
        General Partner and affiliates                                       121,350             132,847
                                                                        --------------      ---------------

Net cash used in operating activities                                        (30,977)            (19,874)
                                                                        --------------      ---------------

Cash flows from investing activities:
    Investments in limited partnerships                                       (5,000)                   -
    Distributions from limited partnerships                                   14,228                4,621
                                                                        --------------      ---------------

Net cash provided by investing activities                                      9,228                4,621
                                                                        --------------      ---------------

Net decrease in cash and cash equivalents                                    (21,749)             (15,253)

Cash and cash equivalents, beginning of period                               310,526              330,386
                                                                        --------------      ---------------

Cash and cash equivalents, end of period                              $      288,777      $       315,133
                                                                        ==============       ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Taxes paid                                                         $          800      $           800
                                                                        ==============      ===============

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2001.

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

The Partnership shall continue in full force and effect until December 31, 2050 unless terminated prior to that date pursuant to the partnership agreement and law.

The partnership agreement authorized the sale of up to 15,000 units at $1,000 per Unit ("Units"). The offering of Units concluded on September 30, 1993, at which time 15,000 Units representing subscriptions in the amount of $15,000,000 had been accepted. The General Partner has 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)


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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with remaining maturity of three months or less when purchased to be cash equivalents. As of September 30, 2001 and March 31, 2001, the Partnership had cash equivalents of $0 and $12,288, respectively.

Concentration of Credit Risk
----------------------------

At September 30, 2001, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)


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

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                    For the Six              For the Year
                                                                    Months Ended                 Ended
                                                                 September 30, 2001         March 31, 2001
                                                                ---------------------      ------------------
     Investments per balance sheet, beginning of period       $           2,387,646      $        3,533,290
     Capital contribution                                                     5,000                       -
     Equity in losses of limited partnerships                              (325,158)             (1,081,247)
     Distributions received from limited partnerships                       (14,228)                (17,149)
     Amortization of capitalized acquisition fees and costs                 (14,470)                (47,248)
                                                                ---------------------      ------------------
     Investments per balance sheet, end of period             $           2,038,790      $        2,387,646
                                                                =====================      ==================

Selected financial information for the six months ended September 30, 2001 and 2000 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:

                                COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                                       2001                      2000
                                                               ----------------------      ------------------
        Revenues                                             $             3,308,000     $        3,303,000
                                                               ----------------------      ------------------
        Expenses:
          Operating expenses                                               2,176,000              2,185,000
          Interest expense                                                   892,000                866,000
          Depreciation and amortization                                      951,000                964,000
                                                               ----------------------      ------------------
        Total expenses                                                     4,019,000              4,015,000
                                                               ----------------------      ------------------

        Net loss                                             $              (711,000)    $         (712,000)
                                                               ======================      ==================
                                                             $              (704,000)    $         (705,000)
        Net loss allocable to the Partnership
                                                               ======================      ==================
                                                             $              (325,000)    $         (303,000)
        Net loss recorded by the Partnership
                                                               ======================      ==================

Certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership may be required to sustain the operations of

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS, continued
------------------------------------------------------

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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee equal to 0.5% of the invested assets of the Local Limited Partnerships. Invested Assets means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share o the amount of the mortgage loans on and on, and other debts related to, the Apartment Complexes owned by such Local Limited Partnerships. Fees of $149,514 were incurred during each of the six months ended September 30, 2001 and 2000. The Partnership paid the General Partner $28,501 and $16,667 of those fees during the six months ended September 30, 2001 and 2000, respectively.

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

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                                       September 30, 2001              March 31, 2001
                                                       ------------------              --------------

   Asset management fee payable                  $              1,971,341       $           1,850,328
   Accrued expenses                                                   337                           -
                                                    ----------------------         -------------------
                                                 $              1,971,678       $           1,850,328
                                                    ======================         ===================



The General Partners do not anticipate that the accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements.

NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------

Payables to Limited Partnerships represent amounts, which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments, are generally due upon the limited partnership achieving certain operating benchmarks and are generally expected to be paid within two years of the Partnership's initial investment.

NOTE 5 - INCOME TAXES
---------------------

No provision for income taxes has been recorded in the financial statements, as any liability for income taxes is the obligation of the partners of the Partnership.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
--------------------------

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2001 and 2000, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition
-------------------

The Partnership's assets at September 30, 2001 consisted primarily of $289,000 in cash and aggregate investments in the forty-eight Local Limited Partnerships of $2,039,000. Liabilities at September 30, 2001 primarily consisted of $1,972,000 of accrued asset management fees due to the General Partner and affiliates.

Results of Operations
---------------------

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000. The Partnership's net loss for the three months ended September 30, 2001 was $(283,000), reflecting an increase of $(47,000) from the net loss for the three months ended September 30, 2000 of $(236,000). This increase primarily was due to equity in losses of limited partnerships, which increased by $(63,000) to $(203,000), for the three months ended September 30, 2001 compared to the $(140,000) for the three months ended September 30, 2000. The increase in equity in losses of limited partnerships is due to the reduction of the respective net acquisition fee component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance offset by the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 2001. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. This increase was offset by a decrease of $(16,000) in loss from operations, from $(96,000) for the three months ended September 30, 2000 to $(80,000) for the three months ended September 30, 2001, caused primarily by an increase in total income of $10,000 for the three months ended September 30, 2001 compared to the three month ended September 30, 2000, and a decrease in operating expenses of $6,000 from $105,000 for the three months ended September 30, 2000, compared to $99,000 for the three months ended September 30,2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
--------------------------------

Six Months Ended September 30, 2001 Compared to Six Months Ended September 30, 2000. The Partnership's net loss for the six months ended September 30, 2001 was $(492,000), reflecting an increase of $(13,000) from the net loss experienced for the six months ended September 30, 2000 of $(479,000). This increase primarily was due to equity in losses of limited partnerships which increased by $(22,000) to $(325,000) for the six months ended September 30, 2001, compared to the $(303,000) for the six months ended September 30, 2000. The increase in equity in losses of limited partnerships is due to the reduction of the respective net acquisition fee component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance offset by the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 2001. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. The increase was offset by a decrease of $(9,000) in loss from operations from the $(176,000) for the six months ended September
30, 2000 to $(167,000) for the six months ended September 30, 2001 caused primarily by an increase in total income of approximately $1,000 for the six months ended September 30, 2001 compared to the six months ended September 30, 2000 and a decrease in operating expense of $8,000 from $197,000 for the six month ended September 30, 2000, compared to $189,000 for the six months ended September 30, 2001.

Cash Flows
----------

Six Months Ended September 30, 2001 Compared to Six Months Ended September 30, 2000. Net cash and cash equivalents decreased by $(22,000) for the six months ended September 30, 2001, compared to $(15,000) decrease for the six months ended September 30, 2000 reflecting an increase of $(7,000). The change was primarily due to an $(11,000) increase in net cash used in operating activities to $(31,000) for the six months ended September 30, 2001, compared to the $(20,000) net cash used in operating activities for the six months ended September 30, 2000. The increase was primarily offset by approximately $4,000 increase in cash provided by investing activities for $5,000 for the six months ended September 30, 2000 compared to $9,000 for the six months ended September 30, 2001.

During the six months ended September 30, 2001, accrued asset management fees payable and advances due to the General Partner increased by $121,000. The General Partner does not anticipate that the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

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

WNC HOUSING TAX CREDIT FUND III, L.P.

By:  WNC Tax Credit Partners, L.P., General Partner of the Registrant

By: WNC & Associates,  Inc., General Partner of WNC Housing Tax Credit Fund III,
    L.P.






By: /s/  Wilfred N. Cooper, Jr.
    ---------------------------

Wilfred N. Cooper, Jr.
President - Chief Operating Officer of WNC & Associates, Inc.

Date:   November 2, 2001






By: /s/ Thomas J. Riha
    ------------------

Thomas J. Riha
Vice President-Chief Financial Officer of WNC & Associates, Inc.

Date: November 2, 2001