Form 10-Q
period 2001-12-31
WNC HOUSING TAX CREDIT FUND III L P
filed 2002-02-13
CIK 875278

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended December 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number: 0-20057


                      WNC HOUSING TAX CREDIT FUND III, L.P.

             California                          33-0563307
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

                               INDEX TO FORM 10-Q

              FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2001






PART I. FINANCIAL INFORMATION

 Item 1.Financial Statements

       Balance Sheets,
        December 31, 2001 and March 31, 2001...................................3

       Statements of Operations
        For the three and nine months ended December 31, 2001 and 2000..... ...4

       Statement of Partners' Equity (Deficit)
        For the nine months ended December 31, 2001 ...........................5

       Statements of Cash Flows
        For the nine months ended December 31, 2001 and 2000...................6

        Notes to Financial Statements..........................................7


 Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................................12

 Item 3. Quantitative and Qualitative Disclosures about Markets Risks.........14

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................14

     Item 6. Exhibits and Reports on Form 8-K.................................14

     Signatures...............................................................15

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEET


                                                                     December 31, 2001             March 31, 2001
                                                                   -----------------------        ------------------
                                                                        (unaudited)
ASSETS
Cash and cash equivalents                                        $              286,515        $         310,526
Investments in limited partnerships, net (Note 2)                             1,897,796                2,387,646
                                                                   -----------------------        ------------------
                                                                 $            2,184,311        $       2,698,172
                                                                   =======================        ==================
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Payables to limited partnerships (Note 4)                     $               50,818        $          50,818
   Accrued fees and expenses due to
     General Partner and affiliates (Note 3)                                  2,046,098                1,850,328
                                                                   -----------------------        ------------------

      Total liabilities                                                       2,096,916                1,901,146
                                                                   -----------------------        ------------------
Partners' equity (deficit):
  General Partner                                                               (39,647)                 (32,551)
  Limited Partners (15,000 units authorized and 15,000
    units issued and outstanding)                                               127,042                  829,577
                                                                   -----------------------        ------------------
      Total partners' equity                                                     87,395                  797,026
                                                                   -----------------------        ------------------
                                                                 $            2,184,311        $       2,698,172
                                                                   =======================        ==================


                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine months Ended December 31, 2001 and 2000
                                   (unaudited)



                                                        2001                                      2000
                                       ----------------------------------------   -------------------------------------
                                         Three months          Nine months         Three months         Nine months
                                       ------------------   -------------------   ----------------    -----------------

Interest income                      $            1,403  $              6,887  $           4,675   $           14,182
Distribution income                                   -                17,151                650               12,220
                                       ------------------   -------------------   ----------------    -----------------
    Total income                                  1,403                24,038              5,325               26,402
                                       ------------------   -------------------   ----------------    -----------------

Operating expenses:
  Amortization (Note 2)                           5,726                20,196             11,812               35,436
  Asset management fees (Note 3)                 74,757               224,271             74,757              224,271
  Legal and accounting                            2,189                23,246              7,315               25,519
  Other                                           5,170                 9,561              1,406                7,486
                                       ------------------   -------------------   ----------------    -----------------

    Total operating expenses                     87,842               277,274             95,290              292,712
                                       ------------------   -------------------   ----------------    -----------------

Loss from operations                            (86,439)             (253,236)           (89,965)            (266,310)

Equity in losses of
 limited partnerships (Note 2)                 (131,237)             (456,395)          (134,084)            (436,740)
                                       ------------------   -------------------   ----------------    -----------------


Net loss                             $         (217,676)  $          (709,631)  $       (224,049)   $        (703,050)
                                       ==================   ===================   ================    =================

Net loss allocated to:
  General Partner                    $           (2,177)  $            (7,096)  $         (2,240)   $          (7,030)
                                       ==================   ===================   ================    =================

  Limited Partners                   $         (215,499)  $          (702,535)  $       (221,809)   $        (696,020)
                                       ==================   ===================   ================    =================

Net loss per limited
  partner unit                       $              (15)  $               (47)  $            (15)   $             (47)
                                       ==================   ===================   ================    =================

 Outstanding weighted limited
  partner units                                  15,000                15,000             15,000               15,000
                                       ==================   ===================   ================    =================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine months Ended December 31, 2001
                                   (unaudited)









                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at March 31, 2001         $       (32,551)     $       829,577       $          797,026

Net loss                                                      (7,096)            (702,535)                (709,631)
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at December 31, 2001      $       (39,647)     $       127,042       $           87,395
                                                       ===============      ================      ==================


                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine months Ended December 31, 2001 and 2000
                                   (unaudited)


                                                                            2001                 2000
                                                                        --------------      ---------------
Cash flows from operating activities:
  Net loss                                                            $     (709,631)     $      (703,050)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                          20,196               35,436
        Equity in losses of limited partnerships                             456,395              436,740
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                    195,770              201,771
                                                                        --------------      ---------------

Net cash used in operating activities                                        (37,270)             (29,103)
                                                                        --------------      ---------------

Cash flows from investing activities:
    Investments in limited partnerships                                       (5,000)                   -
    Distributions from limited partnerships                                   18,259                6,621
                                                                        --------------      ---------------

Net cash provided by investing activities                                     13,259                6,621
                                                                        --------------      ---------------

Net decrease in cash and cash equivalents                                    (24,011)             (22,482)

Cash and cash equivalents, beginning of period                               310,526              330,386
                                                                        --------------      ---------------

Cash and cash equivalents, end of period                              $      286,515      $       307,904
                                                                        ==============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                         $          800      $           800

                                                                      ==============      ===============

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Three and Nine months Ended
                                December 31, 2001
                                   (unaudited)




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
General
-------
The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2001.

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

The general partner is WNC Tax Credit Partners, L.P. (the "General Partner"), a California limited partnership, WNC & Associates, Inc. ("WNC") and Wilfred N. Cooper, Sr. are the general partners of the General Partner. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust owns 93.65% of the outstanding stock of WNC. Wilfred N. Cooper, Jr., President of WNC, owns 3.01% of the outstanding stock of WNC. The business of the Partnership is conducted primarily through WNC as neither the Partnership nor the General Partner has employees of their own.


The Partnership shall continue in full force and effect until December 31, 2050 unless terminated prior to that date pursuant to the partnership agreement and law.

The partnership agreement authorized the sale of up to 15,000 units at $1,000 per Unit ("Units"). The offering of Units concluded on December 31, 1993, at which time 15,000 Units representing subscriptions in the amount of $15,000,000 had been accepted. The General Partner has 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Three and Nine months Ended
                                December 31, 2001
                                   (unaudited)


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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Nine months Ended
                                December 31, 2001
                                   (unaudited)

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

Cash and Cash Equivalents
-------------------------
The Partnership considers all highly liquid investments with remaining maturity of three months or less when purchased to be cash equivalents. As of December 31, 2001 and March 31, 2001, the Partnership had cash equivalents of $0 and $12,288, respectively.

Concentration of Credit Risk
----------------------------
At December 31, 2001, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Nine months Ended
                                December 31, 2001
                                   (unaudited)


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

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                    For the Nine             For the Year
                                                                    Months Ended                 Ended
                                                                 December 31, 2001          March 31, 2001
                                                                ---------------------      ------------------
     Investments per balance sheet, beginning of period       $           2,387,646      $        3,533,290
     Capital contribution                                                     5,000                       -
     Equity in losses of limited partnerships                              (456,395)             (1,081,247)
     Distributions received from limited partnerships                       (18,259)                (17,149)
     Amortization of capitalized acquisition fees and
     costs                                                                  (20,196)                (47,248)
                                                                ---------------------      ------------------
     Investments per balance sheet, end of period             $           1,897,796      $        2,387,646
                                                                =====================      ==================

Selected financial information for the nine months ended December 31, 2001 and 2000 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:

                                COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                                       2001                      2000
                                                               ----------------------      ------------------
        Revenues                                             $            4,962,000     $         4,955,000
                                                               ----------------------      ------------------
        Expenses:
          Operating expenses                                              3,264,000               3,287,000
          Interest expense                                                1,337,000               1,300,000
          Depreciation and amortization                                   1,427,000               1,437,000
                                                               ----------------------      ------------------
        Total expenses                                                    6,028,000               6,024,000
                                                               ----------------------      ------------------

        Net loss                                             $           (1,066,000)     $       (1,069,000)
                                                               ======================      ==================
                                                             $           (1,055,000)     $       (1,058,000)
        Net loss allocable to the Partnership
                                                               ======================      ==================
                                                             $             (456,000)     $         (437,000)
        Net loss recorded by the Partnership
                                                               ======================      ==================

Certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership may be required to sustain the operations of such Local Limited

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Nine months Ended
                                December 31, 2001
                                   (unaudited)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS, continued
------------------------------------------------------
Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired and the loss and recapture of the related tax credits could occur.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------
Under the terms of the Partnership Agreement the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee equal to 0.5% of the invested assets of the Local Limited Partnerships. Invested Assets means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and on, and other debts related to, the Apartment Complexes owned by such Local Limited Partnerships. Fees of $224,271 were incurred during each of the nine months ended December 31, 2001 and 2000. The Partnership paid the General Partner $28,501 and $22,500 of those fees during the nine months ended December 31, 2001 and 2000, respectively.

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

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                                        December 31, 2001              March 31, 2001
                                                        -----------------              --------------

   Asset management fee payable                  $              2,046,098       $           1,850,328

                                                    ----------------------         -------------------
                                                 $              2,046,098       $           1,850,328
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-Q contain forward-looking statements. Such statements are based on current expectations subject to uncertainties and other factors, which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events, which may not prove to be accurate.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2001 and 2000, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2001 consisted primarily of $286,000 in cash and aggregate investments in the forty-eight Local Limited Partnerships of $1,898,000. Liabilities at December 31, 2001 primarily consisted of $2,046,000 of accrued asset management fees due to the General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000. The Partnership's net loss for the three months ended December 31, 2001 was $(218,000), reflecting a decrease of $6,000 from the net loss for the three months ended December 31, 2000 of $(224,000). This decrease was due to equity in losses of limited partnerships, which decreased by $3,000 to $(131,000), for the three months ended December 31, 2001 compared to the $(134,000) for the three months ended December 31, 2000. The decrease in equity in losses of limited partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 2001. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. In addition, a decrease of approximately $4,000 in loss from operations, from $(90,000) for the three months ended December 31, 2000 to $(86,000) for the three months ended December 31, 2001, caused primarily by a decrease in total income of $4,000 for the three months ended December 31, 2001 compared to the three month ended December 31, 2000, and a decrease in operating expenses of $7,000 from $95,000 for the three months ended December 31, 2000, compared to $88,000 for the three months ended December 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Nine Months Ended December 31, 2001 Compared to Nine Months Ended December 31, 2000. The Partnership's net loss for the nine months ended December 31, 2001 was $(710,000), reflecting an increase of $7,000 from the net loss experienced for the nine months ended December 31, 2000 of $(703,000). This increase primarily was due to equity in losses of limited partnerships which increased by $20,000 to $(456,000) for the nine months ended December 31, 2001, compared to the $(437,000) for the nine months ended December 31, 2000. The increase in equity in losses of limited partnerships is due to the reduction of the respective net acquisition fee component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance offset by the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 2001. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. The increase was offset by a decrease of $13,000 in loss from operations from the $(266,000) for the nine months ended December 31, 2000 to $(253,000) for the nine months ended December 31, 2001 caused primarily by a decrease in total income of approximately $2,000 for the nine months ended
December 31, 2001 compared to the nine months ended December 31, 2000 and a decrease in operating expense of $15,000 from $293,000 for the nine month ended December 31, 2000, compared to $277,000 for the nine months ended December 31, 2001.

Cash Flows

Nine Months Ended December 31, 2001 Compared to Nine Months Ended December 31, 2000. Net cash and cash equivalents decreased by $(24,000) for the nine months ended December 31, 2001, compared to $(22,000) decrease for the nine months ended December 31, 2000 reflecting a change of $(2,000). The change was primarily due to an $(8,000) increase in net cash used in operating activities to $(37,000) for the nine months ended December 31, 2001, compared to the $(29,000) net cash used in operating activities for the nine months ended December 31, 2000. The increase was primarily offset by approximately $6,000 increase in cash provided by investing activities for $7,000 for the nine months ended December 31, 2000 compared to $13,000 for the nine months ended December 31, 2001.

During the nine months ended December 31, 2001, accrued asset management fees payable and advances due to the General Partner increased by $196,000. The General Partner does not anticipate that the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

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

By:  WNC Tax Credit Partners, L.P., General Partner of the Registrant

By:  WNC & Associates, Inc., General Partner
of WNC Housing Tax Credit Fund III, L.P.






By: /s/  Wilfred N. Cooper, Jr.
    ---------------------------

Wilfred N. Cooper, Jr., President
Chief Operating Officer of WNC & Associates, Inc.

Date:   February 6, 2002






By: /s/ Thomas J. Riha
    -------------------

Thomas J. Riha, Vice President
Chief Financial Officer of WNC & Associates, Inc.

Date:  February 6, 2002