Form 10-K
period 2002-03-31
WNC HOUSING TAX CREDIT FUND III L P
filed 2002-07-03
CIK 875278

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

        x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2002

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

                      UNITS OF LIMITED PARTNERSHIP INTEREST

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes__X    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. <060>o<048><057><057><062>

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

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

The general partner of the Partnership is WNC Tax Credit Partners, L.P. ("TCP" or the "General Partner"). The general partners of TCP are WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper, Sr. The Chairman and President own a substantial majority of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

As of March 31, 2002, the Partnership had invested in forty-eight Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the mfanagement and ownership of multi-unit residential real estate. Some of these risks are that the Low Income Housing Credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and Low Income Housing Credits. As a limited partner or non-managing member of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the general partners or managing members of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General Partners, there can be no assurance that the anticipated Low Income Housing Credits will be available to Limited Partners.

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

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the forty-eight Housing Complexes as of the dates and for the periods indicated:






                                                         -------------------------   -----------------------------------------------
                                                            As of March 31, 2002               As of December 31, 2001
                                                         -------------------------   -----------------------------------------------
                                                           Partnership's                                    Estimated   Encumbrances
                                                          Total Investment   Amount of                      Low Income      of Local
                                   General Partner         In Local Limited  Investment  Number              Housing        Limited
 Partnership Name      Location        Name                Partnerships    Paid to Date  Of Units Occupancy  Credits    Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Beaumont Elderly       Beaumont,     Donald W.
Housing, L.P.          Mississippi   Sowell                $  229,000     $ 229,000        30       90%     $ 462,000      $ 925,000

Brownfield Seniors     Brownfield,   Winston
Community, Ltd.        Texas         Sullivan                 147,000       147,000        24      100%       292,000        685,000

Buffalo Apartments,    Buffalo,      Donald W.
Ltd.                   Texas         Sowell                    91,000        91,000        24       96%       177,000        408,000

Cambridge Court
Associates Limited     Grottoes,     The Humphrey
Partnership            Virginia      Companies                254,000       254,000        39      100%       557,000      1,317,000

Candleridge
Apartments of          Bondurant,    Eric A.
Bondurant L.P.         Iowa          Sheldahl                  99,000        99,000        23      100%       222,000        594,000

Candleridge
Apartments of Waukee   Waukee,       Eric A.
L.P.                   Iowa          Sheldahl                 101,000       101,000        23      100%       227,000        648,000

Carlinville            Carlinville,  Kenneth M.
Associates I, L.P.     Illinois      Vitor                    105,000       105,000        20       95%       208,000        499,000

Cherokee                             Thomas H. Cooksey and
Housing,               Cedar Bluff,  Apartment Developers,
Ltd.                   Alabama       Inc.                     110,000       110,000        19      100%       272,000        618,000

Chester Associates
I, a Limited           Chester,      Kenneth M.
Partnership            Illinois      Vitor                    159,000       159,000        24      100%       358,000        688,000

Clinton Terrace        Albany,       Eddie C.
Apartments, Ltd.       Kentucky      Dalton                   138,000       138,000        24      100%       290,000        764,000



                                                         -------------------------   -----------------------------------------------
                                                            As of March 31, 2002               As of December 31, 2001
                                                         -------------------------   -----------------------------------------------
                                                           Partnership's                                    Estimated   Encumbrances
                                                          Total Investment   Amount of                      Low Income      of Local
                                   General Partner         In Local Limited  Investment  Number              Housing        Limited
 Partnership Name      Location        Name                Partnerships    Paid to Date  Of Units Occupancy  Credits    Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Coffeeville                          Thomas H. Cooksey and
Housing,               Coffeeville,  Apartment Developers,
Ltd.                   Alabama       Inc.                     103,000       103,000        19       63%       239,000        541,000

Coosa County                         Thomas H. Cooksey and
Housing,               Rockford,     Apartment Developers,
Ltd.                   Alabama       Inc.                     103,000       103,000        19       95%       265,000        557,000

Crockett               Crockett,     Jean
Manor, Ltd.            Texas         Johnson                  184,000       184,000        40       97%       383,000        887,000

Crockett Manor
Senior Citizens        Crockett,     Jean
Complex, Ltd.          Texas         Johnson                  203,000      203,000         36       97%       446,000      1,016,000

Delta Manor,           Techula,      Glenn D.
L.P.                   Mississippi   Miller                   227,000       227,000        36      100%       499,000      1,229,000

Eupora Apartments,     Eupora,       Richard Tenhet and
L.P.                   Mississippi   Geraldine Tenhet         138,000       138,000        36       94%       310,000      1,198,000

Fairview Village V,    Carroll,      Kevin A.
Limited Partnership    Iowa          Bierl                    119,000       119,000        20      100%       273,000        588,000

Fox Lake Manor                       William E. Paschke,
Limited                Fox Lake,     Jr. and Robert E.
Partnership            Wisconsin     Campbell                  84,000        84,000        12       67%       161,000        371,000

Ft. Deposit                          Thomas H. Cooksey and
Housing,               Fort Deposit, Apartment Developers,
Ltd.                   Alabama       Inc.                     127,000       127,000        23       96%       330,000        700,000

Gulf Coast             Gulfport,     Philip
Apartments, L.P.       Mississippi   Napier                   320,000       320,000        60       93%       698,000      1,421,000


                                                         -------------------------   -----------------------------------------------
                                                            As of March 31, 2002               As of December 31, 2001
                                                         -------------------------   -----------------------------------------------
                                                           Partnership's                                    Estimated   Encumbrances
                                                          Total Investment   Amount of                      Low Income      of Local
                                   General Partner         In Local Limited  Investment  Number              Housing        Limited
 Partnership Name      Location        Name                Partnerships    Paid to Date  Of Units Occupancy  Credits    Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Gulf Coast Apartments  Long Beach,   Philip
of Long Beach, L.P.    Mississippi   Napier                   315,000       315,000        59       92%       685,000      1,435,000

Heritage                             Robert J. Deharder
Colonial               Blackshear,   and Jacqueline F.
Homes, L.P.            Georgia       McPhillips               115,000       115,000        20      100%       126,000        523,000

HOI Limited            Benson,       Housing
Partnership of         North         Opportunities,
Benson                 Carolina      Inc.                     269,000       269,000        50       98%       577,000      1,182,000

HOI Limited            Dallas,       Housing
Partnership            North         Opportunities,
of Dallas              Carolina      Inc.                     366,000       366,000        60      100%       787,000      1,692,000

HOI Limited            Dunn,         Housing
Partnership            North         Opportunities,
of Dunn                Carolina      Inc.                     170,000       170,000        34      100%       366,000        815,000

HOI Limited            Kings Mountain,
Partnership of         North         Housing
Kings Mt.              Carolina      Opportunities, Inc.      262,000       262,000        46       96%       563,000      1,222,000

HOI Limited            Sanford,      Housing
Partnership            North         Opportunities,
of Lee                 Carolina      Inc.                     419,000       419,000        78       97%       901,000      1,968,000

HOI Limited            Sanford,      Housing
Partnership of         North         Opportunities,
Sanford                Carolina      Inc.                     277,000       277,000        50      100%       594,000      1,233,000

HOI Limited            Selma,        Housing
Partnership of         North         Opportunities,
Selma                  Carolina      Inc.                     271,000       271,000        58       95%       582,000      1,192,000

Killbuck Limited       Killbuck,     Georg E.
Partnership            Ohio          Maharg                   151,000       151,000        24      100%       338,000        746,000

                                                         -------------------------   -----------------------------------------------
                                                            As of March 31, 2002               As of December 31, 2001
                                                         -------------------------   -----------------------------------------------
                                                           Partnership's                                    Estimated   Encumbrances
                                                          Total Investment   Amount of                      Low Income      of Local
                                   General Partner         In Local Limited  Investment  Number              Housing        Limited
 Partnership Name      Location        Name                Partnerships    Paid to Date  Of Units Occupancy  Credits    Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Lake Ridge             Tiptonville,  Lewis Beasley, Jr.
Apartments, L.P.       Tennessee     and Carol Beasley        317,000       317,000        44      100%       647,000      1,455,000

Levelland              Levelland,    1600 Capital
Manor, L.P.            Texas         Company                  175,000       175,000        36      100%       393,000        901,000

Logan Park
Associates Limited     Caldwell,     Riley J.
Partnership            Idaho         Hill                     571,000       571,000        50      100%     1,281,000      2,267,000

Meadow Run
Associates Limited     Gordonsville, The Humphrey
Partnership            Virginia      Companies                302,000       302,000        43      100%       662,000      1,486,000

Oakdale Senior                       Oakdale Senior
Housing Limited        Oakdale,      Housing
Partnership            California    Corporation              919,000       919,000        80      100%     2,110,000      2,951,000

Orange Beach           Orange
Housing,               Beach,        Thomas H. Cooksey and
Ltd.                   Alabama       Apartment Developers,
                                     Inc.                     208,000       208,000        31       94%       472,000      1,085,000

Parks I Limited        Chatham,      Sallie B. Garst and
Partnership            Virginia      Lillien S. Brown         253,000       253,000        39      100%       568,000      1,237,000

Post Manor,            Post,         1600 Capital
L.P.                   Texas         Company                  122,000       122,000        24       88%       263,000        629,000

Red Bud Associates
I, a Limited           Red Bud,      Kenneth M.
 Partnership           Illinois      Vitor                    135,000       135,000        20       95%       303,000        597,000

Steeleville
Associates I, a        Steeleville,  Kenneth M.
Limited Partnership    Illinois      Vitor                    110,000       110,000        16       88%       247,000        536,000


                                                         -------------------------   -----------------------------------------------
                                                            As of March 31, 2002               As of December 31, 2001
                                                         -------------------------   -----------------------------------------------
                                                           Partnership's                                    Estimated   Encumbrances
                                                          Total Investment   Amount of                      Low Income      of Local
                                   General Partner         In Local Limited  Investment  Number              Housing        Limited
 Partnership Name      Location        Name                Partnerships    Paid to Date  Of Units Occupancy  Credits    Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Tanglewood Limited     Frankfurt,    Georg E. Maharg and
Partnership            Ohio          Maharg Realty, Inc.      212,000       212,000        36       94%       475,000      1,061,000

Village Lane
Properties,a
Limited                Farmington,   ERC Properties,
Partnership            Arkansas      Inc.                     168,000       168,000        36      100%       370,000        883,000

Whitted Forest         Hillsborough, Hillsborough
Limited                North         Affordable Housing
Partnership            Carolina      Corporation
                                                              685,000       685,000        35      100%     1,572,000        993,000
Wilcam                               Thomas H. Cooksey and
Housing,               Camden,       Apartment Developers,
Ltd.                   Alabama       Inc.
                                                              106,000       106,000        19       95%       299,000        619,000
Wills Point            Wills Point,  1600 Capital
Manor, L.P.            Texas         Company                  124,000       124,000        24      100%       277,000        626,000

Windmere
Associates
Limited                Lexington,    The Humphrey
Partnership            Virginia      Companies                291,000       291,000        38      100%       539,000      1,480,000

Woodlands              Mount
Apartments,            Pleasant,     1600 Capital
L.P.                   Texas         Company                  239,000       239,000        48       92%       537,000      1,248,000

                       Chillicothe,  Michael K. Moore
Woodview               Illinois
Limited                Glassford, and
Partnership            Illinois                               269,000       269,000        36      100%       362,000      1,191,000
                                                          -----------  ------------     ------     -----  -----------   ------------
                                                          $10,862,000  $ 10,862,000     1,685       96%  $ 23,565,000   $ 48,907,000
                                                          ===========  ============     ======     ====== ===========   ============


                                       ----------------------------------------------------------------------------
                                                           For the year ended December 31, 2001
                                       ----------------------------------------------------------------------------
                                                                                             Low Income Housing
                                                                                            Credits Allocated to
           Partnership Name                Rental Income      Net (Loss) Income                  Partnership
-------------------------------------------------------------------------------------------------------------------

Beaumont Elderly Housing, L.P.                     $ 103,000          $ (14,000)                            99%


Brownfield Seniors Community, Ltd.                    88,000            (24,000)                            99%

Buffalo Apartments, Ltd.                              88,000            (14,000)                            99%

Cambridge Court Associates
Limited Partnership                                  140,000            (45,000)                            99%

Candleridge Apartments of
Bondurant L.P.                                       123,000            (14,000)                            99%

Candleridge Apartments of Waukee
L.P.                                                 134,000             (3,000)                            99%

Carlinville Associates I, L.P.                        80,000             (9,000)                            99%

Cherokee Housing, Ltd.                                71,000             (6,000)                            99%

Chester Associates  I, a Limited
Partnership                                          123,000            (25,000)                            99%

Clinton Terrace Apartments, Ltd.                      76,000            (14,000)                            99%

Coffeeville Housing, Ltd.                             51,000            (19,000)                            99%

Coosa County Housing, Ltd.                            62,000             (6,000)                            99%

Crockett Manor, Ltd.                                 146,000            (11,000)                            99%

Crockett Manor Senior Citizens
Complex, Ltd.                                        125,000              4,000                             99%

Delta Manor, L.P.                                    154,000            (33,000)                            99%

Eupora Apartments, L.P.                              121,000             (9,000)                            99%

Fairview Village V, Limited
Partnership                                           71,000            (14,000)                            99%


Fox Lake Manor Limited Partnership                    29,000            (21,000)                            99%

Ft. Deposit Housing, Ltd.                             85,000             (9,000)                            99%

Gulf Coast Apartments, L.P.                          199,000            (33,000)                            99%



                                       ----------------------------------------------------------------------------
                                                           For the year ended December 31, 2001
                                       ----------------------------------------------------------------------------
                                                                                             Low Income Housing
                                                                                            Credits Allocated to
           Partnership Name                Rental Income      Net (Loss) Income                  Partnership
-------------------------------------------------------------------------------------------------------------------
Gulf Coast Apartments of Long
Beach, L.P.                                          226,000            (27,000)                            99%

Heritage Colonial Homes, L.P.                         70,000            (15,000)                            99%


HOI Limited Partnership of Benson                    197,000            (18,000)                            99%


HOI Limited Partnership of Dallas                    233,000            (56,000)                            99%


HOI Limited Partnership of Dunn                      116,000            (28,000)                            99%

HOI Limited Partnership of Kings
Mt.                                                  162,000            (23,000)                            99%

HOI Limited Partnership of Lee                       296,000            (48,000)                            99%


HOI Limited Partnership of Sanford                   208,000            (87,000)                            99%


HOI Limited Partnership of Selma                     221,000            (34,000)                            99%

Killbuck Limited Partnership                          82,000            (22,000)                            99%

Lake Ridge Apartments, L.P.                          146,000            (53,000)                            99%

Levelland Manor, L.P.                                122,000            (14,000)                            99%

Logan Park Associates Limited
Partnership                                          420,000            (31,000)                            99%

Meadow Run Associates Limited
Partnership                                          163,000            (33,000)                            99%

Oakdale Senior Housing Limited
Partnership                                          340,000           (222,000)                            99%

Orange Beach Housing, Ltd.                           110,000            (31,000)                            99%

Parks I Limited Partnership                          208,000            (34,000)                            99%

Post Manor, L.P.                                      77,000            (19,000)                            99%

Red Bud Associates I, a Limited
Partnership                                           90,000            (27,000)                            99%


                                       ----------------------------------------------------------------------------
                                                           For the year ended December 31, 2001
                                       ----------------------------------------------------------------------------
                                                                                             Low Income Housing
                                                                                            Credits Allocated to
           Partnership Name                Rental Income      Net (Loss) Income                  Partnership
-------------------------------------------------------------------------------------------------------------------
Steeleville Associates I, a
Limited Partnership                                   86,000            (15,000)                            99%

Tanglewood Limited Partnership                       114,000            (21,000)                            99%

Village Lane Properties, a
Limited Partnership                                  173,000            (23,000)                            99%


Whitted Forest Limited Partnership                   189,000            (25,000)                            99%

Wilcam Housing, Ltd.                                  66,000            (21,000)                            99%

Wills Point Manor, L.P.                               83,000            (11,000)                            99%

Windmere Associates Limited
Partnership                                          172,000            (32,000)                            99%

Woodlands Apartments, L.P.                           162,000            (29,000)                            99%

Woodview Limited Partnership                         155,000            (19,000)                            99%
                                                 -----------        ------------

                                                 $ 6,756,000        $(1,337,000)
                                                 ===========        ============

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

(b)  At March 31, 2002, there were 1,040 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2002.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data
Selected balance sheet information for the Partnership is as follows:

                                                   March 31                                December 31
                              ----------------------------------------------------  --------------------------
                                 2002         2001          2000         1999          1998           1997
                              -----------   ----------   -----------  ------------  ------------   -----------
ASSETS
Cash and cash equivalents   $    294,946  $   310,526  $    330,386 $     335,746 $     338,486  $    333,368
Investments in limited
  partnerships, net            1,816,995    2,387,646     3,533,290     4,556,343     4,811,538     5,923,350
                              -----------   ----------   -----------  ------------  ------------   -----------
                            $  2,111,941  $ 2,698,172  $  3,863,676 $   4,892,089 $   5,150,024  $  6,256,718
                              ===========   ==========   ===========  ============  ============   ===========
LIABILITIES
Payables to limited
  partnerships              $          -  $    50,818  $     50,818 $      50,818 $      50,818  $     50,818
Accrued fees and expenses
  due to General Partner
  and affiliates               2,122,532    1,850,328     1,581,300     1,295,236     1,225,414       923,399

PARTNERS' EQUITY                 (10,591)     797,026     2,231,558     3,546,035     3,873,792     5,282,501
                              -----------   ----------   -----------  ------------  ------------   -----------
                            $  2,111,941  $ 2,698,172  $  3,863,676 $   4,892,089 $   5,150,024  $  6,256,718
                              ===========   ==========   ===========  ============  ============   ===========

Selected results of operations, cash flows, and other information for the Partnership is as follows for the periods indicated:

                              For the Years Ended March 31         For the Three Months       For the Years Ended
                                                                      Ended March 31              December 31
                          -------------------------------------   -----------------------   ------------------------
                             2002         2001         2000         1999         1998         1998          1997
                          -----------  -----------  -----------   ----------   ----------   ----------    ----------
                                                                               (Unaudited)
Loss from operations   $    (312,218) $   (353,285) $  (354,817) $   (96,591) $   (86,217) $  (360,770) $   (356,655)
Equity in losses of
   limited
  partnerships              (495,399)   (1,081,247)    (959,660)    (231,166)    (292,600)  (1,047,939)   (1,230,014)
                          -----------  -----------  -----------   ----------   ----------   ----------    ----------
Net loss               $    (807,617) $ (1,434,532) $(1,314,477) $  (327,757) $  (378,817) $(1,408,709) $ (1,586,669)
                          ===========  ===========  ===========   ==========   ==========   ==========    ==========
Net loss allocated to:

   General partner     $      (8,076) $    (14,345) $   (13,145) $    (3,278) $    (3,788) $   (14,087) $    (15,866)
                          ===========  ===========  ===========   ==========   ==========   ===========   ==========
   Limited partners    $    (799,541)   (1,420,187)  (1,301,332)    (324,479)    (375,029)  (1,394,622) $ (1,570,803)
                                      $             $            $            $            $
                          ===========  ===========  ===========   ==========   ==========   ==========    ==========
Net loss per limited
  partner unit         $      (53.30) $     (94.68) $    (86.76) $    (21.63) $    (25.00) $    (92.97) $    (104.72)
                          ===========  ===========  ===========   ===========  ==========   ==========    ==========
Outstanding weighted
  limited partner
  units                       15,000        15,000       15,000       15,000       15,000       15,000        15,000
                          ===========  ===========  ===========   ==========   ==========   ==========    ==========


                              For the Years Ended March 31         For the Three Months       For the Years Ended
                                                                      Ended March 31              December 31
                          -------------------------------------   -----------------------   ------------------------
                             2002         2001         2000         1999         1998         1998          1997
                          -----------  -----------  -----------   ----------   ----------   ----------   -----------
                                                                               (Unaudited)

Net cash provided by
  (used in):
  Operating activities  $    (14,092)$    (37,009) $    (21,505) $   (14,957) $      (463) $   (11,507) $   (135,974)
  Investing activities        (1,488)      17,149        16,145       12,217       11,569       16,625        21,031
                          -----------  -----------  -----------   ----------   ----------   ----------   -----------
Net change in cash and
  cash equivalents           (15,580)     (19,860)       (5,360)      (2,740)      11,106        5,118      (114,943)

Cash and cash
  equivalents,
  beginning of period        310,526      330,386       335,746      338,486      333,368      333,368       448,311
                          -----------  -----------  -----------   ----------   ----------   ----------   -----------
Cash and cash
  equivalents,
  end of period         $    294,946 $    310,526  $    330,386  $   335,746  $   344,474  $   338,486 $     333,368
                          ===========  ===========  ===========   ==========   ==========   ==========   ===========

Low Income Housing Credit per Unit was as follows for the years ended December 31:

                              2001                 2000              1999              1998              1997
                          --------------      ---------------    --------------    -------------     -------------
Federal                 $           157     $            157   $           157   $          157    $          157
State                                 -                    -                 -                -                 -
                          --------------      ---------------    --------------    -------------     -------------
Total                   $           157     $            157   $           157   $          157    $          157
                          ==============      ===============    ==============    =============     =============

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

Financial Condition

The Partnership's assets at March 31, 2002 consisted primarily of $295,000 in cash and aggregate investments in the forty-eight Local Limited Partnerships of $1,817,000. Liabilities at March 31, 2002 primarily consisted of $2,122,000 of accrued annual management fees due to the General Partner.

Results of Operations

Year Ended March 31, 2002 Compared to Year Ended March 31, 2001. The Partnership's net loss for the year ended March 31, 2002 was $(808,000), reflecting a decrease of $627,000 from the net loss experienced for the year ended March 31, 2001. The decrease in net loss is primarily due to equity in losses of Local Limited Partnerships which decreased by $586,000 to $(495,000) for the year ended March 31, 2002 from $(1,081,000) for the year ended March 31, 2001. The decrease in equity in losses of limited partnerships is due to the decline in the reduction of the respective net acquisition fee component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance. This decline was in conjunction with an increase of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at March 31, 2002. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. In addition, as the investment in such Local Limited
Partnerships had reached $0, distributions received were recognized as distribution income, which resulted in an increase in distribution income of $5,000 and reporting fee income of $39,000, offset by a decrease of interest income of $10,000.

Year Ended March 31, 2001 Compared to Year Ended March 31, 2000. The Partnership's net loss for the year ended March 31, 2001 was $(1,435,000), reflecting an increase of $120,000 from the net loss experienced for the year ended March 31, 2000. The increase in net loss is primarily due to equity in losses of Local Limited Partnerships which increased by $121,000 to $(1,081,000) for the year ended March 31, 2001 from $(960,000) for the year ended March 31, 2000. The increase in equity in losses of limited partnerships is due to the reduction of the respective net acquisition fee component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance. This increase was offset by the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at March 31, 2001. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. In addition, as the investment in such Local Limited Partnerships had reached $0, distributions received were recognized as distribution income, which resulted in an increase in distribution income of $8,000.

Cash Flows

Year Ended March 31, 2002 Compared to Year Ended March 31, 2001. Net cash used during the year ended March 31, 2002 was $(16,000), compared to net cash decrease for the year ended March 31, 2001 of $(20,000). The change was due primarily to an increase in reporting fees, offset by a decrease in interest and distribution income along with an additional investment in limited partnerships.

Year Ended March 31, 2001 Compared to Year Ended March 31, 2000. Net cash used during the year ended March 31, 2001 was $(20,000), compared to net cash decrease for the year ended March 31, 2000 of $(5,000). The change was due primarily to an increase in cash paid to the General Partner for annual management fees of $20,000, offset by interest and distribution income.

During the years ended March 31, 2002, 2001 and 2000, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $272,000, $269,000 and $286,000, respectively. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2002, to be sufficient to meet all currently foreseeable future cash requirements.

Impact of New Accounting Pronouncement

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. We have not yet completed our evaluation of the impact of SFAS 144 on our financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
WNC Housing Tax Credit Fund III, L.P.

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund III, L.P. (a California Limited Partnership) (the "Partnership") as of March 31, 2002 and 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended March 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 59% and 60% of the total assets of the Partnership at March 31, 2002 and 2001, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund III, L.P. (a California Limited Partnership) as of March 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended March 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.



                                                   /s/BDO SEIDMAN, LLP
Orange County, California
June 14, 2002

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                                                                March 31
                                                                      ------------------------------

                                                                          2002            2001
                                                                      -------------   --------------

ASSETS

Cash and cash equivalents                                           $      294,946  $       310,526
Investments in limited partnerships, net (Notes 2 and 3)                 1,816,995        2,387,646
                                                                      -------------   --------------

                                                                    $    2,111,941  $     2,698,172
                                                                      =============   ==============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Payables to limited partnerships (Notes 2 and 4)                 $            -  $        50,818
   Accrued fees and expenses due to General
     Partner and affiliates (Note 3)                                     2,122,532        1,850,328
                                                                      -------------   --------------

     Total liabilities                                                   2,122,532        1,901,146
                                                                      -------------   --------------

Commitments and contingencies

Partners' equity (deficit):
   General partner                                                         (40,627)         (32,551)
   Limited partners (15,000 units authorized;
     15,000 units issued and outstanding)                                   30,036          829,577
                                                                      -------------   --------------

     Total partners' equity                                                (10,591)         797,026
                                                                      -------------   --------------

                                                                    $    2,111,941  $     2,698,172
                                                                      =============   ==============

                  See accompanying notes to financial statement

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                                         For the Years Ended March 31
                                                  --------------------------------------------
                                                     2002            2001            2000
                                                  ------------    ------------   -------------

Interest income                                 $       8,115   $      18,117  $       15,793
Reporting fee income                                   38,691               -               -
Distribution income (Note 2)                            4,870          12,220           3,793
Other income                                                -               -           3,220
                                                  ------------    ------------   -------------
     Total income                                      51,676          30,337          22,806
                                                  ------------    ------------   -------------
Operating expenses:
   Amortization (Notes 2 and 3)                        25,922          47,248          47,248
   Asset management fees (Note 3)                     299,028         299,028         299,027
   Other                                               38,944          37,346          31,348
                                                  ------------    ------------   -------------
     Total operating expenses                         363,894         383,622         377,623
                                                  ------------    ------------   -------------
Loss from operations                                 (312,218)       (353,285)       (354,817)

Equity in losses of limited
  partnerships (Note 2)                              (495,399)     (1,081,247)       (959,660)
                                                  ------------    ------------   -------------
Net loss                                        $    (807,617)  $  (1,434,532) $   (1,314,477)
                                                  ============    ============   =============
Net loss allocated to:
   General partner                              $      (8,076)  $     (14,345) $      (13,145)
                                                  ============    ============   =============
   Limited partners                             $    (799,541)  $  (1,420,187) $   (1,301,332)
                                                  ============    ============   =============
Net loss per limited partnership unit           $      (53.30)  $      (94.68) $       (86.76)
                                                  ============    ============   =============
Outstanding weighted limited partner
  units                                                15,000          15,000          15,000
                                                  ============    ============   =============

                  See accompanying notes to financial statement

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                For The Years Ended March 31, 2002, 2001 and 2000


                                                               General             Limited             Total
                                                               Partner             Partners
                                                            ---------------     ---------------    ---------------
Partners' equity (deficit) at March 31, 1999              $         (5,061)  $      3,551,096   $      3,546,035

Net loss                                                           (13,145)        (1,301,332)        (1,314,477)
                                                            ---------------     ---------------    ---------------

Partners' equity (deficit) at March 31, 2000                       (18,206)         2,249,764          2,231,558

Net loss                                                           (14,345)        (1,420,187)        (1,434,532)
                                                            ---------------     ---------------    ---------------

Partners' equity (deficit) at March 31, 2001                       (32,551)           829,577            797,026

Net loss                                                            (8,076)          (799,541)          (807,617)
                                                            ---------------     ---------------    ---------------
Partners' equity (deficit) at March 31, 2002              $        (40,627)  $         30,036   $        (10,591)
                                                            ===============     ===============    ===============

                  See accompanying notes to financial statement

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                              For the Years Ended
                                                                   March 31
                                                ------------------------------------------------
                                                    2002             2001             2000
                                                -------------    -------------    --------------
Cash flows from operating activities:
   Net loss                                   $     (807,617)  $   (1,434,532)  $    (1,314,477)
   Adjustments to reconcile net loss to
     net    cash    used   in    operating
     activities:
     Amortization                                     25,922           47,248            47,248
     Equity in losses of limited
       partnerships                                  495,399        1,081,247           959,660
     Change in accrued fees and
       expenses due to General Partner
       and affiliates                                272,204          269,028           286,064
                                                -------------    -------------    --------------
Net cash used in operating activities                (14,092)         (37,009)          (21,505)
                                                -------------    -------------    --------------
Cash flows from investing activities:
   Investments in limited partnerships                (5,000)               -                 -
   Distributions from limited
     partnerships                                      3,512           17,149            16,145
                                                -------------    -------------    --------------
Net cash provided (used) by
   investing activities                               (1,488)          17,149            16,145
                                                -------------    -------------    --------------
Net decrease in cash and
  cash equivalents                                   (15,580)         (19,860)           (5,360)

Cash and cash equivalents, beginning
  of period                                          310,526          330,386           335,746
                                                -------------    -------------    --------------
Cash and cash equivalents, end of
  period                                      $      294,946   $      310,526   $       330,386
                                                =============    =============    ==============
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
     Taxes paid                               $          800   $          800   $           800
                                                =============    =============    ==============

                  See accompanying notes to financial statement

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2002, 2001 and 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

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

WNC & Associates, Inc., a California corporation ("WNC"), and Wilfred N. Cooper, Sr., are general partners of the Partnership (the "General Partners"). The chairman and president own substantially all of the outstanding stock of WNC.

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

                     WNC HOUSING TAX CREDITS FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2002, 2001 and 2000




NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

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

Losses from Local Limited Partnerships for the years ended March 31, 2002, 2001 and 2000 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships and on three months of results estimated by management at the Partnership. Losses from Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available.

                     WNC HOUSING TAX CREDITS FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2002, 2001 and 2000



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

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

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of March 31, 2002 and 2001, the Partnership had cash equivalents of $0 and $12,288, respectively.

Concentration of Credit Risk
----------------------------

At March 31, 2002, the Partnership has maintained cash balances at a certain financial institution in excess of the maximum federally insured amounts.

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

Reporting Comprehensive Income
------------------------------

The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income during the years ended March 31, 2002, 2001 and 2000, as defined by SFAS No. 130.

New Accounting Pronouncement
----------------------------

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. The Partnership has not yet completed its evaluation of the impact of SFAS 144 on its financial position or results of operations.

                     WNC HOUSING TAX CREDITS FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2002, 2001 and 2000




NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

For all periods presented, the Partnership has acquired limited partnership interests in 48 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 1,685 apartment units. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as reflected in the balance sheets at March 31, 2002 and 2001, are approximately $2,946,000 and $2,178,000, respectively, greater than the Partnership's combined equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses, as discussed below, and acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the losses recorded by the Partnership for the three month period ended March 31.

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

At March 31, 2002 and 2001, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the years ended March 31, 2002, 2001 and 2000 amounting to approximately $823,000, $329,000 and $677,000, respectively, have not been recognized. As of March 31, 2002, the aggregate share of net losses not recognized by the Partnership amounted to $2,263,000.

Following is a summary of the equity method activity of the investments in limited partnerships for the periods presented:

                                                                                   For the Years Ended
                                                                                        March 31
                                                                     ------------------------------------------------
                                                                         2002             2001             2000
                                                                     -------------    --------------   --------------
Investments per balance sheet, beginning of period                 $    2,387,646   $     3,533,290  $     4,556,343
Capital contributions paid                                                  5,000                 -                -
Capital contributions payable to limited partnerships                     (50,818)                -                -
Equity in losses of limited partnerships                                 (495,399)       (1,081,247)        (959,660)
Distributions received                                                     (3,512)          (17,149)         (16,145)
Amortization of paid acquisition fees and costs                           (25,922)          (47,248)         (47,248)
                                                                     -------------    --------------   --------------
Investments in limited partnerships, end of period                 $    1,816,995   $     2,387,646  $     3,533,290
                                                                     =============    ==============   ==============

                                       25

                     WNC HOUSING TAX CREDITS FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2002, 2001 and 2000



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

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                     2001               2000
                                                                                ---------------    ---------------

ASSETS

  Buildings and improvements, net of accumulated
   depreciation for 2001 and 2000 of $16,668,000 and
   $14,842,000, respectively                                                  $     44,297,000   $     45,714,000
Land                                                                                 4,100,000          4,104,000
Due from related parties                                                                 3,000             35,000
Other assets                                                                         5,207,000          4,889,000
                                                                                ---------------    ---------------

                                                                              $     53,607,000   $     54,742,000
                                                                                ===============    ===============

LIABILITIES

Mortgage loans payable                                                        $     48,907,000   $     48,871,000
Due to related parties                                                               2,987,000          2,362,000
Other liabilities                                                                      905,000          1,446,000
                                                                                ---------------    ---------------

                                                                                    52,799,000         52,679,000
                                                                                ---------------    ---------------

PARTNERS' CAPITAL

WNC Housing Tax Credit Fund III, L.P.                                               (1,129,000)           210,000
Other partners                                                                       1,937,000          1,853,000
                                                                                ---------------    ---------------

                                                                                       808,000          2,063,000
                                                                                ---------------    ---------------

                                                                              $     53,607,000   $     54,742,000
                                                                                ===============    ===============

                                       26

                     WNC HOUSING TAX CREDITS FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2002, 2001 and 2000



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 2001               2000                1999
                                                            ---------------    ---------------     ---------------
Revenues                                                  $      6,968,000  $       6,616,000    $      6,566,000
                                                            ---------------    ---------------     ---------------

Expenses:
   Operating expenses                                            4,513,000          4,352,000           4,245,000
   Interest expense                                              1,894,000          1,783,000           1,818,000
   Depreciation and amortization                                 1,898,000          1,902,000           2,109,000
                                                            ---------------    ---------------     ---------------

     Total expenses                                              8,305,000          8,037,000           8,172,000
                                                            ---------------    ---------------     ---------------

Net loss                                                  $     (1,337,000) $      (1,421,000)   $     (1,606,000)
                                                            ===============    ===============     ===============

Net loss allocable to the Partnership                     $     (1,323,000) $      (1,407,000)   $     (1,590,000)
                                                            ===============    ===============     ===============

Net loss recorded by the Partnership                      $       (495,000) $      (1,081,000)   $       (960,000)
                                                            ===============    ===============     ===============

Certain Local Limited Partnerships have incurred significant operating losses and over 45% have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired and the loss and recapture of the related tax credits could occur.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or their affiliates for the following items:

          Acquisition fees not to exceed 9% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,350,000. Accumulated amortization of these capitalized costs was $875,167 and $742,886 as of March 31, 2002 and 2001, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2001, $391,520 of the related expense was reflected as equity in losses of limited partnerships on the statement of operations during the fourth quarter of the year ended March 31, 2001 to reduce the respective net acquisition fee component of investments in local limited partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance. During 2002 an additional $106,359 was recognized under the same methodology.

                     WNC HOUSING TAX CREDITS FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2002, 2001 and 2000




NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

          Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.6% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $67,423, which have been included in investments in limited partnerships. Accumulated amortization was $67,423, as of March 31, 2002 and 2001, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2001, $50,037 of the related expense was reflected as equity in losses of limited partnerships on the statement of operations during the fourth quarter of the year ended March 31, 2001 to reduce the respective net acquisition cost component of investments in local limited partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

          An annual asset management fee equal to 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Management fees of $299,028, $299,028 and $299,027 were incurred during the years ended March 31, 2002, 2001 and 2000, respectively, of which $28,500, $30,000 and $10,000 were paid during the years ended March 31, 2002, 2001 and 2000, respectively.

          A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2002 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to General Partner and affiliates consist of the following:

                                                                           March 31
                                                                 -----------------------------

                                                                    2002             2001
                                                                 ------------     ------------

Advances from WNC                                              $       1,677    $           -
Asset management fees payable                                      2,120,855        1,850,328
                                                                 ------------     ------------

                                                               $   2,122,532    $   1,850,328
                                                                 ============     ============

The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------

Payables to limited partnerships represent amounts which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment). Payables to limited partnerships at March 31, 2002 and 2001 amounted to $0 and $50,818, respectively.

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

                     WNC HOUSING TAX CREDITS FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2002, 2001 and 2000




NOTE 6 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31, 2002 and 2001:

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2002
               ----

Income                                $          3,000    $         20,000   $          1,000    $         28,000

Operating expenses                             (90,000)           (100,000)           (88,000)            (86,000)

Equity in losses of limited
     partnerships                             (122,000)           (203,000)          (131,000)            (40,000)

Net loss                                      (209,000)           (283,000)          (218,000)            (98,000)

Loss available to limited partners            (207,000)           (280,000)          (215,000)            (97,000)

Loss per limited partner unit                      (14)                (19)               (15)                 (6)

               2001
               ----

Income                                $         12,000    $          9,000   $          5,000    $          4,000

Operating expenses                             (92,000)           (105,000)           (95,000)            (92,000)

Equity in losses of limited
     partnerships                             (163,000)           (140,000)          (134,000)           (644,000)

Net loss                                      (243,000)           (236,000)          (224,000)           (732,000)

Loss available to limited partners            (241,000)           (234,000)          (222,000)           (723,000)

Loss per limited partner unit                      (16)                (16)               (15)                (48)

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

Directors and Executive Officers of WNC & Associates, Inc.

The directors of WNC & Associates, Inc. are Wilfred N. Cooper, Sr., who serves as Chairman of the Board, David N. Shafer, Wilfred N. Cooper, Jr. and Kay L. Cooper. The principal shareholder of WNC & Associates, Inc. is a trust established by Wilfred N. Cooper, Sr.

Wilfred N. Cooper, Sr., age 71, is the founder, Chairman of the Board, Chief Executive Officer and a Director of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the programs previously sponsored by the Sponsor. Mr. Cooper has been involved in real estate investment and acquisition activities since 1968. Previously, during 1970 and 1971, he was founder and principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the National Association of Home Builders (NAHB) and a National Trustee for NAHB's Political Action Committee, a Director of the National
Housing Conference (NHC) and a member of NHC's Executive Committee and a Director of the National Multi-Housing Council (NMHC). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 39, is President, Chief Operating Officer, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President of, and a registered principal with, WNC Capital Corporation, a member firm of the NASD, and is a Director of WNC Management, Inc. He has been involved in investment and acquisition activities with respect to real estate since he joined the Sponsor in 1988. Prior to this, he served as Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Advisory Board for LIHC Monthly Report, a Director of NMHC and an Alternate Director of NAHB. He graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 50, is Executive Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Thomas J. Riha, age 47, is Vice President - Asset Management and a member of the Acquisition Committee of WNC & Associates, Inc. and a Director and Chief Executive Officer of WNC Management, Inc. Mr. Riha has been involved in acquisition and investment activities with respect to real estate since 1979. Prior to joining the Sponsor in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Sy P. Garban, age 56, is Vice President - National Sales of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Michael J. Gaber, age 36, is Vice President - Acquisitions and a member of the Acquisitions Committee of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been employed with WNC since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with the H.F. Ahmanson company, parent to Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

David Turek, age 47, is Vice President - Originations of WNC & Associates, Inc. He has been involved with real estate investment and finance activities since 1976 and has been employed by WNC & Associates, Inc. since 1996. From 1995 to 1996, Mr. Turek served as a consultant for a national Tax Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Tax Credit properties. From 1990 to 1995, he was involved in the development of conventional and tax credit multi-family housing. He is a Director with the Texas Council for Affordable Rural Housing and graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Kay L. Cooper, age 65, is a Director of WNC & Associates, Inc. Mrs. Cooper was the founder and sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until 1998. She is the wife of Wilfred N. Cooper, Sr., and the mother of Wilfred N. Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" is defined as the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $299,028, $299,028 and $299,027 were incurred during the years ended March 31, 2002, 2001 and 2000, respectively. The Partnership paid the General Partner or its affiliates, $28,500, $30,000 and $10,000, of those fees during the years ended March 31, 2002, 2001 and 2000, respectively.

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

(c) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $24,000, $23,000 and $13,000 during the years ended March 31, 2002, 2001 and 2000, respectively.

(d) Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Credits, which approximated $24,000 for the General Partner for each of the years ended December 31, 2001, 2000 and 1999, respectively. The General Partner is also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the years ended March 31, 2002, 2001 and 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

     No person is known to own beneficially in excess of 5% of the outstanding Units.

(b)  Security Ownership of Management
     --------------------------------

     Neither the General Partner, its affiliates, nor any of the officers or directors of the General Partner or its affiliates own directly or beneficially any Units in the Partnership.

(c)  Changes in Control
     ------------------

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

UNIT IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements
--------------------

(a)(1)   Financial statements included in Part II hereof:
         -----------------------------------------------

         Report of Independent Certified Public Accountants
         Balance Sheets, March 31, 2002 and 2001
         Statements of Operations for the years ended March 31, 2002, 2001 and
           2000
         Statements of Partners' Equity (Deficit) for the years ended March 31,
           2002, 2001 and 2000
         Statements of Cash Flows for the years ended March 31, 2002, 2001 and
           2000
         Notes to Financial Statements

(a)(2)   Financial statement schedules included in Part IV hereof:
         --------------------------------------------------------

          Report of Independent Certified Public Accountants on Financial Statement Schedules
          Schedule III - Real Estate Owned by Local Limited
          Partnerships

(b)      Reports on Form 8-K.
         -------------------

         None

(c)      Exhibits.
         --------

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

21.1 Financial Statements of Whitted Forest Limited Partnership, as of and for the years ended December 31, 2001 and 2000 together with Independent Auditors Report thereon; a significant subsidiary of the Partnership.

(d)      Financial statement schedules follow, as set forth in subsection (a)(2)
         ------------------------------------
         hereof.

Report of Independent Certified Public Accountants on Financial Statement Schedules



To the Partners
WNC Housing Tax Credit Fund III, L.P.


The audits referred to in our report dated June 14, 2002, relating to the 2002, 2001 and 2000 financial statements of WNC Housing Tax Credit Fund III, L.P. (the "Partnership"), which are contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.




                                                       /s/BDO SEIDMAN, LLP
Orange County, California
June 14, 2002

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2002                        As of December 31, 2001
                                          --------------------------------------  --------------------------------------------------
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Beaumont Elderly                Beaumont,
Housing, L.P.                   Mississippi  $   229,000   $  229,000      $925,000       $ 1,291,000     $ 219,000     $  1,072,000

Brownfield Seniors              Brownfield,
Community, Ltd.                 Texas            147,000      147,000       685,000           840,000       155,000          685,000

Buffalo Apartments,             Buffalo,
Ltd.                            Texas             91,000       91,000       408,000           589,000       116,000          473,000

Cambridge Court Associates      Grottoes,
Limited Partnership             Virginia         254,000      254,000     1,317,000         1,653,000       394,000        1,259,000

Candleridge Apartments of       Bondurant,
Bondurant L.P.                  Iowa              99,000       99,000       594,000           787,000       244,000          543,000

Candleridge Apartments          Waukee,
of Waukee L.P.                  Iowa             101,000      101,000       648,000           821,000       231,000          590,000

Carlinville                     Carlinville,
Associates I, L.P.              Illinois         105,000      105,000       499,000           537,000       129,000          408,000

Cherokee Housing,               Cedar Bluff,
Ltd.                            Alabama          110,000      110,000       618,000           738,000       187,000          551,000

Chester Associates
I, a Limited                    Chester,
Partnership                     Illinois         159,000      159,000       688,000         1,005,000       323,000          682,000

Clinton Terrace                 Albany,
Apartments, Ltd.                Kentucky         138,000      138,000       764,000           930,000       251,000          679,000

Coffeeville                     Coffeeville,
Housing, Ltd.                   Alabama          103,000      103,000       541,000           663,000       180,000          483,000

Coosa County                    Rockford,
Housing, Ltd.                   Alabama          103,000      103,000       557,000           688,000       184,000          504,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2002                        As of December 31, 2001
                                          --------------------------------------  --------------------------------------------------
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Crockett Manor,                 Crockett,
Ltd.                            Texas            184,000      184,000       887,000         1,162,000       245,000          917,000

Crockett Manor
Senior Citizens                 Crockett,
Complex, Ltd.                   Texas            203,000      203,000     1,016,000         1,323,000       234,000        1,089,000

Delta Manor,                    Techula,
L.P.                            Mississippi      227,000      227,000     1,229,000         1,553,000       528,000        1,025,000

Eupora Apartments,              Eupora,
L.P.                            Mississippi      138,000      138,000     1,198,000         1,422,000       336,000        1,086,000

Fairview Village V,             Carroll,
Limited Partnership             Iowa             119,000      119,000       588,000           783,000       208,000          575,000

Fox Lake Manor Limited          Fox Lake,
Partnership                     Wisconsin         84,000       84,000       371,000           480,000       153,000          327,000


Ft. Deposit                     Fort Deposit,
Housing, Ltd.                   Alabama          127,000      127,000       700,000           865,000       233,000          632,000

Gulf Coast                      Gulfport,
Apartments, L.P.                Mississippi      320,000      320,000     1,421,000         1,862,000       621,000        1,241,000

Gulf Coast Apartments           Long Beach,
of Long Beach, L.P.             Mississippi      315,000      315,000     1,435,000         1,881,000       618,000        1,263,000

Heritage Colonial               Blackshear,
Homes, L.P.                     Georgia          115,000      115,000       523,000           752,000       168,000          584,000

HOI Limited Partnership         Benson, North
of Benson                       Carolina         269,000      269,000     1,182,000         1,690,000       416,000        1,274,000

HOI Limited Partnership         Dallas, North
of Dallas                       Carolina         366,000      366,000     1,692,000         2,270,000       609,000        1,661,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2002                        As of December 31, 2001
                                          --------------------------------------  --------------------------------------------------
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
HOI Limited Partnership         Dunn, North
of Dunn                         Carolina         170,000      170,000       815,000         1,090,000       297,000          793,000

HOI Limited Partnership         Kings Mountain,
of Kings Mt.                    North Carolina   262,000      262,000     1,222,000         1,638,000       428,000        1,210,000

HOI Limited Partnership         Sanford, North
of Lee                          Carolina         419,000      419,000     1,968,000         2,642,000       642,000        2,000,000

HOI Limited Partnership         Sanford, North
of Sanford                      Carolina         277,000      277,000     1,233,000         1,740,000       426,000        1,314,000

HOI Limited Partnership         Selma, North
of Selma                        Carolina         271,000      271,000     1,192,000         1,756,000       462,000        1,294,000

Killbuck Limited                Killbuck,
Partnership                     Ohio             151,000      151,000       746,000           936,000       317,000          619,000

Lake Ridge                      Tiptonville,
Apartments, L.P.                Tennessee        317,000      317,000     1,455,000         1,835,000       545,000        1,290,000

Levelland                       Levelland,
Manor, L.P.                     Texas            175,000      175,000       901,000         1,125,000       242,000          883,000

Logan Park Associates           Caldwell,
Limited Partnership             Idaho            571,000      571,000     2,267,000         3,022,000       851,000        2,171,000

Meadow Run Associates           Gordonsville,
Limited  Partnership            Virginia         302,000      302,000     1,486,000         1,856,000       374,000        1,482,000

Oakdale Senior Housing          Oakdale,
Limited Partnership             California       919,000      919,000     2,951,000         4,669,000     1,204,000        3,465,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2002                        As of December 31, 2001
                                          --------------------------------------  --------------------------------------------------
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Orange Beach                    Orange Beach,
Housing, Ltd.                   Alabama          208,000      208,000     1,085,000         1,359,000       285,000        1,074,000

Parks I Limited                 Chatham,
Partnership                     Virginia         253,000      253,000     1,237,000         1,586,000       399,000        1,187,000

Post Manor, L.P.                Post, Texas      122,000      122,000       629,000           734,000       156,000          578,000

Red Bud Associates I, a         Red Bud,
Limited Partnership             Illinois         135,000      135,000       597,000           931,000       278,000          653,000

Steeleville Associates I, a     Steeleville,
Limited Partnership             Illinois         110,000      110,000       536,000           732,000       228,000          504,000

Tanglewood Limited              Frankfurt,
Partnership                     Ohio             212,000      212,000     1,061,000         1,326,000       452,000          874,000

Village Lane Properties, a      Farmington,
Limited Partnership             Arkansas         168,000      168,000       883,000           984,000       319,000          665,000

Whitted Forest                  Hillsborough,
Limited                         North
Partnership                     Carolina         685,000      685,000       993,000         2,028,000       343,000        1,685,000

Wilcam Housing,                 Camden,
Ltd.                            Alabama          106,000      106,000       619,000           761,000       184,000          577,000

Wills Point                     Wills Point,
Manor, L.P.                     Texas            124,000      124,000       626,000           766,000       166,000          600,000

Windmere Associates             Lexington,
Limited Partnership             Virginia         291,000      291,000     1,480,000         1,838,000       354,000        1,484,000

Woodlands                       Mount Pleasant,
Apartments, L.P.                Texas            239,000      239,000     1,248,000         1,530,000       329,000        1,201,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2002                        As of December 31, 2001
                                          --------------------------------------  --------------------------------------------------
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
                                Chillicothe,
Woodview                        Illinois and
Limited                         Glassford,
Partnership                     Illinois         269,000      269,000     1,191,000         1,596,000       405,000        1,191,000
                                          --------------  -----------   -----------      ------------   -----------      -----------
                                          $   10,862,000  $10,862,000   $48,907,000      $ 65,065,000   $16,668,000      $48,397,000
                                          ==============  ===========   ===========      ============   ===========      ===========

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                      ------------------------------------------------------------------------------
                                                         For the year ended December 31, 2001
                                      ------------------------------------------------------------------------------
          Partnership Name               Rental          Net        Year Investment               Estimated Useful
                                         Income     Income/(loss)      Acquired        Status       Life (Years)
--------------------------------------------------------------------------------------------------------------------
Beaumont Elderly Housing, L.P.           $ 103,000     $  (14,000)              1995   Completed                 45

Brownfield Seniors Community, Ltd.
                                            88,000        (24,000)              1994   Completed                 40

Buffalo Apartments, Ltd.                    88,000        (14,000)              1995   Completed                 35

Cambridge Court Associates Limited
Partnership                                140,000        (45,000)              1992   Completed                 35

Candleridge Apartments of Bondurant
L.P.                                       123,000        (14,000)              1992   Completed               27.5

Candleridge Apartments of Waukee L.P.
                                           134,000         (3,000)              1992   Completed               27.5

Carlinville Associates I, L.P.              80,000         (9,000)              1994   Completed                 30

Cherokee Housing, Ltd.                      71,000         (6,000)              1993   Completed                 40

Chester Associates  I, a Limited
Partnership                                123,000        (25,000)              1992   Completed               27.5

Clinton Terrace Apartments, Ltd.            76,000        (14,000)              1993   Completed                 40

Coffeeville Housing, Ltd.                   51,000        (19,000)              1993   Completed                 40

Coosa County Housing, Ltd.                  62,000         (6,000)              1992   Completed                 40

Crockett Manor, Ltd.                       146,000        (11,000)              1994   Completed                 40

Crockett Manor Senior Citizens
Complex, Ltd.                              125,000          4,000               1993   Completed                 50

Delta Manor, L.P.                          154,000        (33,000)              1993   Completed               27.5

Eupora Apartments, L.P.                    121,000         (9,000)              1992   Completed                 40

Fairview Village V, Limited
Partnership                                 71,000        (14,000)              1992   Completed                 40

Fox Lake Manor Limited Partnership
                                            29,000        (21,000)              1994   Completed               27.5

Ft. Deposit Housing, Ltd.                   85,000         (9,000)              1992   Completed                 40

Gulf Coast Apartments, L.P.                199,000        (33,000)              1993   Completed                 30

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                      ------------------------------------------------------------------------------
                                                         For the year ended December 31, 2001
                                      ------------------------------------------------------------------------------
          Partnership Name               Rental          Net        Year Investment               Estimated Useful
                                         Income     Income/(loss)      Acquired        Status       Life (Years)
--------------------------------------------------------------------------------------------------------------------


Gulf Coast Apartments of Long Beach,
L.P.                                       226,000        (27,000)              1993   Completed                 30

Heritage Colonial Homes, L.P.               70,000        (15,000)              1994   Completed                 40

HOI Limited Partnership of Benson          197,000        (18,000)              1993   Completed                 40

HOI Limited Partnership of Dallas          233,000        (56,000)              1993   Completed                 40

HOI Limited Partnership of Dunn            116,000        (28,000)              1993   Completed                 40

HOI Limited Partnership of Kings Mt.
                                           162,000        (23,000)              1993   Completed                 40

HOI Limited Partnership of Lee             296,000        (48,000)              1993   Completed                 40

HOI Limited Partnership of Sanford         208,000        (87,000)              1993   Completed                 40

HOI Limited Partnership of Selma           221,000        (34,000)              1993   Completed                 40

Killbuck Limited Partnership                82,000        (22,000)              1992   Completed               27.5

Lake Ridge Apartments, L.P.                146,000        (53,000)              1994   Completed                 50

Levelland Manor, L.P.                      122,000        (14,000)              1993   Completed                 40

Logan Park Associates Limited
Partnership                                420,000        (31,000)              1993   Completed               27.5

Meadow Run Associates Limited
Partnership                                163,000        (33,000)              1992   Completed                 35

Oakdale Senior Housing Limited
Partnership                                340,000       (222,000)              1993   Completed                 30

Orange Beach Housing, Ltd.                 110,000        (31,000)              1994   Completed                 40

Parks I Limited Partnership                208,000        (34,000)              1993   Completed                 40

Post Manor, L.P.                            77,000        (19,000)              1992   Completed                 40

Red Bud Associates I, a Limited
Partnership                                 90,000        (27,000)              1992   Completed               27.5

Steeleville Associates I, a Limited
Partnership                                 86,000        (15,000)              1992   Completed               27.5

Tanglewood Limited Partnership             114,000        (21,000)              1992   Completed               27.5

                                       44

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                      ------------------------------------------------------------------------------
                                                          For the year ended December 31, 2001
                                      ------------------------------------------------------------------------------
          Partnership Name               Rental          Net        Year Investment               Estimated Useful
                                         Income     Income/(loss)      Acquired        Status       Life (Years)
--------------------------------------------------------------------------------------------------------------------
Village Lane Properties, a Limited
Partnership                                173,000        (23,000)              1993   Completed                 25

Whitted Forest Limited Partnership         189,000        (25,000)              1993   Completed                 40

Wilcam Housing, Ltd.                        66,000        (21,000)              1993   Completed                 40

Wills Point Manor, L.P.                     83,000        (11,000)              1992   Completed                 40

Windmere Associates Limited
Partnership                                172,000        (32,000)              1992   Completed                 35

Woodlands Apartments, L.P.                 162,000        (29,000)              1992   Completed                 40

Woodview Limited Partnership                                                    1992   Completed                 40
                                          155,000        (19,000)
                                      ------------    ------------
                                      $ 6,756,000     $(1,337,000)
                                      ============    ============

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2001                        As of December 31, 2000
                                          --------------------------------------  --------------------------------------------------
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Beaumont Elderly                Beaumont,
Housing, L.P.                   Mississippi  $   229,000   $  229,000      $927,000       $ 1,288,000     $ 187,000     $  1,101,000

Brownfield Seniors              Brownfield,
Community, Ltd.                  Texas           147,000      147,000       687,000           838,000       135,000          703,000

Buffalo Apartments,             Buffalo,
Ltd.                            Texas             91,000       91,000       412,000           558,000        99,000          459,000

Cambridge Court Associates      Grottoes,
Limited Partnership             Virginia         254,000      254,000     1,323,000         1,652,000       347,000        1,305,000

Candleridge Apartments of       Bondurant,
Bondurant L.P.                  Iowa              99,000       99,000       598,000           780,000       213,000          567,000

Candleridge Apartments          Waukee,
of Waukee L.P.                  Iowa             101,000      101,000       652,000           813,000       202,000          611,000

Carlinville                     Carlinville,
Associates I, L.P.              Illinois         105,000      105,000       501,000           537,000       115,000          422,000

Cherokee Housing,               Cedar Bluff,
Ltd.                            Alabama          110,000      110,000       620,000           738,000       168,000          570,000

Chester Associates
I, a Limited                    Chester,
Partnership                     Illinois         159,000      159,000       691,000         1,000,000       289,000          711,000

Clinton Terrace                 Albany,
Apartments, Ltd.                Kentucky         138,000      138,000       767,000           930,000       229,000          701,000

Coffeeville                     Coffeeville,
Housing, Ltd.                   Alabama          103,000      103,000       543,000           660,000       160,000          500,000

Coosa County                    Rockford,
Housing, Ltd.                   Alabama          103,000      103,000       560,000           688,000       167,000          521,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2001                        As of December 31, 2000
                                          --------------------------------------  --------------------------------------------------
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Crockett Manor,                 Crockett,
Ltd.                            Texas            184,000      184,000       893,000         1,159,000       216,000          943,000

Crockett Manor
Senior Citizens                 Crockett,
Complex, Ltd.                   Texas            203,000      203,000     1,020,000         1,313,000       207,000        1,106,000

Delta Manor,                    Techula,
L.P.                            Mississippi      227,000      227,000     1,232,000         1,549,000       473,000        1,076,000

Eupora Apartments,              Eupora,
L.P.                            Mississippi      138,000      138,000     1,202,000         1,422,000       302,000        1,120,000

Fairview Village V,             Carroll,
Limited Partnership             Iowa             119,000      119,000       591,000           776,000       184,000          592,000

Fox Lake Manor Limited          Fox Lake,
Partnership                     Wisconsin         84,000       84,000       373,000           480,000       136,000          344,000


Ft. Deposit                     Fort Deposit,
Housing, Ltd.                   Alabama          127,000      127,000       702,000           864,000       209,000          655,000

Gulf Coast                      Gulfport,
Apartments, L.P.                Mississippi      320,000      320,000     1,432,000         1,848,000       556,000        1,292,000

Gulf Coast Apartments           Long Beach,
of Long Beach, L.P.             Mississippi      315,000      315,000     1,445,000         1,871,000       550,000        1,321,000

Heritage Colonial               Blackshear,
Homes, L.P.                     Georgia          125,000      115,000       525,000           752,000       149,000          603,000

HOI Limited Partnership         Benson, North
of Benson                       Carolina         269,000      269,000     1,200,000         1,689,000       369,000        1,320,000

HOI Limited Partnership         Dallas, North
of Dallas                       Carolina         366,000      366,000     1,702,000         2,270,000       542,000        1,728,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2001                        As of December 31, 2000
                                          --------------------------------------  --------------------------------------------------
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
HOI Limited Partnership         Dunn, North
of Dunn                         Carolina         170,000      170,000       820,000         1,090,000       262,000          828,000

HOI Limited Partnership         Kings Mountain,
of Kings Mt.                    North Carolina   262,000      262,000     1,230,000         1,637,000       380,000        1,257,000

HOI Limited Partnership         Sanford, North
of Lee                          Carolina         419,000      419,000     1,982,000         2,640,000       570,000        2,070,000

HOI Limited Partnership         Sanford, North
of Sanford                      Carolina         277,000      277,000     1,251,000         1,740,000       378,000        1,362,000

HOI Limited Partnership         Selma, North
of Selma                        Carolina         271,000      271,000     1,213,000         1,756,000       409,000        1,347,000

Killbuck Limited                Killbuck,
Partnership                     Ohio             151,000      151,000       432,000           671,000       343,000          328,000

Lake Ridge                      Tiptonville,
Apartments, L.P.                Tennessee        317,000      317,000     1,460,000         1,835,000       484,000        1,351,000

Levelland                       Levelland,
Manor, L.P.                     Texas            175,000      175,000       904,000         1,125,000       213,000          912,000

Logan Park Associates           Caldwell,
Limited Partnership             Idaho            571,000      571,000     2,274,000         3,022,000       784,000        2,238,000

Meadow Run Associates           Gordonsville,
Limited  Partnership            Virginia         302,000      302,000     1,490,000         1,856,000       323,000        1,533,000

Oakdale Senior Housing          Oakdale,
Limited Partnership             California       919,000      919,000     2,999,000         4,671,000     1,060,000        3,611,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2001                        As of December 31, 2000
                                          --------------------------------------  --------------------------------------------------
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Orange Beach                    Orange Beach,
Housing, Ltd.                   Alabama          229,000      208,000     1,089,000         1,357,000       245,000        1,112,000

Parks I Limited                 Chatham,
Partnership                     Virginia         253,000      253,000     1,242,000         1,583,000       359,000        1,224,000

Post Manor, L.P.                Post, Texas      117,000      117,000       601,000           734,000       138,000          596,000

Red Bud Associates I, a         Red Bud,
Limited Partnership             Illinois         135,000      135,000       599,000           931,000       246,000          685,000

Steeleville Associates I, a     Steeleville,
Limited Partnership             Illinois         110,000      110,000       538,000           727,000       203,000          524,000

Tanglewood Limited              Frankfurt,
Partnership                     Ohio             212,000      212,000     1,065,000         1,322,000       406,000          916,000

Village Lane Properties, a      Farmington,
Limited Partnership             Arkansas         168,000      168,000       886,000           984,000       285,000          699,000

Whitted Forest                  Hillsborough,
Limited                         North
Partnership                     Carolina         685,000      685,000     1,018,000         2,028,000       293,000        1,735,000


Wilcam Housing,                 Camden,
Ltd.                            Alabama          126,000      106,000       621,000           760,000       161,000          599,000

Wills Point                     Wills Point,
Manor, L.P.                     Texas            124,000      124,000       628,000           766,000       147,000          619,000

Windmere Associates             Lexington,
Limited Partnership             Virginia         291,000      291,000     1,483,000         1,839,000       305,000        1,534,000

Woodlands                       Mount Pleasant,
Apartments, L.P.                Texas            239,000      239,000     1,252,000         1,530,000       291,000        1,239,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2001                        As of December 31, 2000
                                          --------------------------------------  --------------------------------------------------
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
                                Chillicothe,
Woodview                        Illinois and
Limited                         Glassford,
Partnership                     Illinois         269,000      269,000     1,194,000         1,581,000       353,000        1,228,000
                                          --------------  -----------   -----------      ------------   -----------      -----------
                                          $   10,908,000  $10,857,000   $48,871,000      $ 64,660,000   $14,842,000      $49,818,000
                                          ==============  ===========   ===========      ============   ===========      ===========

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                      ------------------------------------------------------------------------------
                                                         For the year ended December 31, 2000
                                      ------------------------------------------------------------------------------
          Partnership Name               Rental          Net        Year Investment               Estimated Useful
                                         Income     Income/(loss)      Acquired        Status       Life (Years)
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

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                      ------------------------------------------------------------------------------
                                                         For the year ended December 31, 2000
                                      ------------------------------------------------------------------------------
          Partnership Name               Rental          Net        Year Investment               Estimated Useful
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

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                      ------------------------------------------------------------------------------
                                                         For the year ended December 31, 2000
                                      ------------------------------------------------------------------------------
          Partnership Name               Rental          Net        Year Investment               Estimated Useful
                                         Income     Income/(loss)      Acquired        Status       Life (Years)
--------------------------------------------------------------------------------------------------------------------
Village Lane Properties, a Limited
Partnership                                177,000        (22,000)              1993   Completed                 25

Whitted Forest Limited Partnership         177,000        (44,000)              1993   Completed                 40

Wilcam Housing, Ltd.                        60,000        (25,000)              1993   Completed                 40

Wills Point Manor, L.P.                     81,000        (21,000)              1992   Completed                 40

Windmere Associates Limited
Partnership                                168,000        (29,000)              1992   Completed                 35

Woodlands Apartments, L.P.                 152,000        (39,000)              1992   Completed                 40

Woodview Limited Partnership                                                    1992   Completed                 40
                                           149,000        (49,000)
                                      ------------    ------------
                                      $ 6,369,000     $(1,421,000)
                                      ============    ============

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2000                        As of December 31, 1999
                                          --------------------------------------  --------------------------------------------------
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Beaumont Elderly                Beaumont,
Housing, L.P.                   Mississippi  $   229,000   $  229,000      $929,000       $ 1,287,000     $ 156,000     $  1,131,000

Brownfield Seniors              Brownfield,
Community, Ltd.                 Texas            147,000      147,000       690,000           837,000       115,000          722,000

Buffalo Apartments,             Buffalo,
Ltd.                            Texas             91,000       91,000       415,000           555,000        83,000          472,000

Cambridge Court Associates      Grottoes,
Limited Partnership             Virginia         254,000      254,000     1,328,000         1,652,000       301,000        1,351,000

Candleridge Apartments of       Bondurant,
Bondurant L.P.                  Iowa              99,000       99,000       601,000           775,000       184,000          591,000

Candleridge Apartments          Waukee,
of Waukee L.P.                  Iowa             101,000      101,000       656,000           807,000       173,000          634,000

Carlinville                     Carlinville,
Associates I, L.P.              Illinois         105,000      105,000       502,000           537,000        98,000          439,000

Cherokee Housing,               Cedar Bluff,
Ltd.                            Alabama          110,000      110,000       622,000           735,000       146,000          589,000

Chester Associates
I, a Limited                    Chester,
Partnership                     Illinois         159,000      159,000       693,000         1,000,000       255,000          745,000

Clinton Terrace                 Albany,
Apartments, Ltd.                Kentucky         138,000      138,000       771,000           930,000       206,000          724,000

Coffeeville                     Coffeeville,
Housing, Ltd.                   Alabama          103,000      103,000       545,000           659,000       138,000          521,000

Coosa County                    Rockford,
Housing, Ltd.                   Alabama          103,000      103,000       563,000           688,000       149,000          539,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2000                        As of December 31, 1999
                                          --------------------------------------  --------------------------------------------------
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Crockett Manor,                 Crockett,
Ltd.                            Texas            184,000      184,000       899,000         1,159,000       187,000          972,000

Crockett Manor
Senior Citizens                 Crockett,
Complex, Ltd.                   Texas            203,000      203,000     1,023,000         1,313,000       180,000        1,133,000

Delta Manor,                    Techula,
L.P.                            Mississippi      227,000      227,000     1,236,000         1,545,000       418,000        1,127,000

Eupora Apartments,              Eupora,
L.P.                            Mississippi      138,000      138,000     1,205,000         1,422,000       267,000        1,155,000

Fairview Village V,             Carroll,
Limited Partnership             Iowa             119,000      119,000       594,000           770,000       160,000          610,000

Fox Lake Manor Limited          Fox Lake,
Partnership                     Wisconsin         84,000       84,000       375,000           480,000       119,000          361,000

Ft. Deposit                     Fort Deposit,
Housing, Ltd.                   Alabama          127,000      127,000       704,000           858,000       182,000          676,000

Gulf Coast                      Gulfport,
Apartments, L.P.                Mississippi      320,000      320,000     1,442,000         1,838,000       491,000        1,347,000

Gulf Coast Apartments           Long Beach,
of Long Beach, L.P.             Mississippi      315,000      315,000     1,454,000         1,863,000       483,000        1,380,000

Heritage Colonial               Blackshear,
Homes, L.P.                     Georgia          125,000      115,000       528,000           752,000       131,000          621,000

HOI Limited Partnership         Benson, North
of Benson                       Carolina         269,000      269,000     1,218,000         1,689,000       322,000        1,367,000

HOI Limited Partnership         Dallas, North
of Dallas                       Carolina         366,000      366,000     1,711,000         2,269,000       475,000        1,794,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2000                        As of December 31, 1999
                                          --------------------------------------  --------------------------------------------------
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
HOI Limited Partnership         Dunn, North
of Dunn                         Carolina         170,000      170,000       825,000         1,081,000       228,000          853,000

HOI Limited Partnership         Kings Mountain,
of Kings Mt.                    North Carolina   262,000      262,000     1,238,000         1,638,000       333,000        1,305,000

HOI Limited Partnership         Sanford, North
of Lee                          Carolina         419,000      419,000     1,995,000         2,640,000       498,000        2,142,000

HOI Limited Partnership         Sanford, North
of Sanford                      Carolina         277,000      277,000     1,268,000         1,740,000       330,000        1,410,000

HOI Limited Partnership         Selma, North
of Selma                        Carolina         271,000      271,000     1,232,000         1,746,000       356,000        1,390,000

Killbuck Limited                Killbuck,
Partnership                     Ohio             151,000      151,000       750,000           935,000       254,000          681,000

Lake Ridge                      Tiptonville,
Apartments, L.P.                Tennessee        317,000      317,000     1,465,000         1,832,000       419,000        1,413,000

Levelland                       Levelland,
Manor, L.P.                     Texas            175,000      175,000       906,000         1,124,000       185,000          939,000

Logan Park Associates           Caldwell,
Limited Partnership             Idaho            571,000      571,000     2,281,000         3,022,000       716,000        2,306,000

Meadow Run Associates           Gordonsville,
Limited  Partnership            Virginia         302,000      302,000     1,494,000         1,856,000       272,000        1,584,000

Oakdale Senior Housing          Oakdale,
Limited Partnership             California       919,000      919,000     3,066,000         4,666,000       913,000        3,753,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2000                        As of December 31, 1999
                                          --------------------------------------  --------------------------------------------------
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Orange Beach                    Orange Beach,
Housing, Ltd.                   Alabama          229,000      208,000     1,093,000         1,354,000       204,000        1,150,000

Parks I Limited                 Chatham,
Partnership                     Virginia         253,000      253,000     1,247,000         1,583,000       320,000        1,263,000

Post Manor, L.P.                Post, Texas      117,000      117,000       603,000           734,000       121,000          613,000

Red Bud Associates I, a         Red Bud,
Limited Partnership             Illinois         135,000      135,000       601,000           930,000       211,000          719,000

Steeleville Associates I, a     Steeleville,
Limited Partnership             Illinois         110,000      110,000       540,000           727,000       178,000          549,000

Tanglewood Limited              Frankfurt,
Partnership                     Ohio             212,000      212,000     1,068,000         1,322,000       359,000          963,000

Village Lane Properties, a      Farmington,
Limited Partnership             Arkansas         168,000      168,000       888,000           984,000       251,000          733,000

Whitted Forest                  Hillsborough,
Limited                         North
Partnership                     Carolina         685,000      685,000     1,030,000         2,028,000       241,000        1,787,000

Wilcam Housing,                 Camden,
Ltd.                            Alabama          126,000      106,000       623,000           758,000       136,000          622,000

Wills Point                     Wills Point,
Manor, L.P.                     Texas            124,000      124,000       630,000           766,000       128,000          638,000

Windmere Associates             Lexington,
Limited Partnership             Virginia         291,000      291,000     1,486,000         1,839,000       257,000        1,582,000

Woodlands                       Mount Pleasant,
Apartments, L.P.                Texas            239,000      239,000     1,255,000         1,529,000       253,000        1,276,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2000                        As of December 31, 1999
                                          --------------------------------------  --------------------------------------------------
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
                                Chillicothe,
Woodview                        Illinois and
Limited                         Glassford,
Partnership                     Illinois         269,000      269,000     1,198,000         1,563,000       303,000        1,260,000
                                          --------------  -----------   -----------      ------------   -----------      -----------
                                          $   10,908,000  $10,857,000   $49,486,000      $ 64,817,000   $12,885,000      $51,932,000
                                          ==============  ===========   ===========      ============   ===========      ===========

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                      ------------------------------------------------------------------------------
                                                         For the year ended December 31, 1999
                                      ------------------------------------------------------------------------------
          Partnership Name               Rental          Net        Year Investment               Estimated Useful
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

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                      ------------------------------------------------------------------------------
                                                         For the year ended December 31, 1999
                                      ------------------------------------------------------------------------------
          Partnership Name               Rental          Net        Year Investment               Estimated Useful
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

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                      ------------------------------------------------------------------------------
                                                         For the year ended December 31, 1999
                                      ------------------------------------------------------------------------------
                                      ------------------------------------------------------------------------------
          Partnership Name               Rental          Net        Year Investment               Estimated Useful
                                         Income     Income/(loss)      Acquired        Status       Life (Years)
--------------------------------------------------------------------------------------------------------------------
Village Lane Properties, a Limited
Partnership                                175,000        (30,000)              1993   Completed                 25

Whitted Forest Limited Partnership         181,000        (27,000)              1993   Completed                 40

Wilcam Housing, Ltd.                        61,000        (16,000)              1993   Completed                 40

Wills Point Manor, L.P.                     80,000              -               1992   Completed                 40

Windmere Associates Limited
Partnership                                157,000        (43,000)              1992   Completed                 35

Woodlands Apartments, L.P.                 163,000        (43,000)              1992   Completed                 40

Woodview Limited Partnership               138,000        (27,000)              1992   Completed                 40
                                      ------------    ------------
                                       $ 6,306,000    $(1,606,000)
                                      ============    ============

                                       61

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

WNC HOUSING TAX CREDIT FUND III, L.P.

By:  WNC Tax Credit Partners, L.P. General Partner of the Registrant

By:  WNC & Associates, Inc.        General Partner of WNC California Tax Credit
                                   Partners III, L.P.


By:  /s/ Wilfred N. Cooper, Jr.
     --------------------------
Wilfred N. Cooper, Jr., President
Chief Operating Officer of WNC & Associates, Inc.

Date:  JUNE 27, 2002


By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha, Vice-President
Chief Financial Officer of WNC & Associates, Inc.

Date:  JUNE 27, 2002


By:  /s/ Wilfred N. Cooper, Sr.
     --------------------------
Wilfred N. Cooper, Sr., General Partner

Date:  JUNE 27, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ Wilfred N. Cooper, Sr.
    --------------------------
Wilfred N. Cooper, Sr., Chairman of the Board of WNC & Associates, Inc.

Date:  JUNE 27, 2002


By:  /s/ David N. Shafer
     -------------------
David N. Shafer, Director of WNC & Associates, Inc.

Date:  JUNE 27, 2002

Exhibit
Number         Exhibit Description

Ex-21.1 Financial Statements of Whitted Forest Limited Partnership, for the years ended December 31, 2001 and 2000 together with Independent Auditors Report thereon; a significant equity account investment of the Partnership.