Form 10-Q
period 2002-06-30
WNC HOUSING TAX CREDIT FUND III L P
filed 2002-08-14
CIK 875278

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                                 (714) 622-5565


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes             No     X
                  -----------   -------------

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 2002




PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Balance Sheets,
              June 30, 2002 and March 31, 2002.................................3

             Statements of Operations
              For the three months ended June 30, 2002 and 2001................4

             Statement of Partners' Equity (Deficit)
              For the three months ended June 30, 2002 ........................5

             Statements of Cash Flows
              For the three months ended June 30, 2002 and 2001................6

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

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................14

     Item 6. Exhibits and Reports on Form 8-K.................................14

     Signatures...............................................................15

     Certification Pursuant To 18 U.S.C. Section 1350.........................16

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                                       June 30, 2002               March 31, 2002
                                                                   -----------------------        ------------------
                                                                        (unaudited)
ASSETS

Cash and cash equivalents                                        $               282,863        $         294,946
Investments in limited partnerships, net (Note 2)                              1,734,386                1,816,995
                                                                   -----------------------        ------------------

                                                                 $             2,017,249        $       2,111,941
                                                                   =======================        ==================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Accrued fees and expenses due to
     General Partner and affiliates (Note 3)                                   2,186,331                2,122,532
                                                                   -----------------------        ------------------

      Total liabilities                                                        2,186,331                2,122,532
                                                                   -----------------------        ------------------

Commitments and contingencies

Partners' equity (deficit):
  General Partner                                                                (42,212)                 (40,627)
  Limited Partners (15,000 units authorized and 15,000
    units issued and outstanding)                                               (126,870)                  30,036
                                                                   -----------------------        ------------------

      Total partners' deficit                                                   (169,082)                 (10,591)
                                                                   -----------------------        ------------------

                                                                 $             2,017,249        $       2,111,941
                                                                   =======================        ==================


                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2002 and 2001
                                   (unaudited)
                 See accompanying notes to financial statements


                                                    2002                                2001
                                                Three months                        Three months
                                       -------------------------------      ------------------------------

Interest income                      $                         1,178     $                         2,993
                                       -------------------------------      ------------------------------

Operating expenses:
  Amortization (Note 2)                                        7,235                               7,235
  Asset management fees (Note 3)                              74,757                              74,767
  Legal and accounting                                         5,975                               4,504
  Other                                                        3,197                               3,460
                                       -------------------------------      ------------------------------

    Total operating expenses                                  91,164                              89,966
                                       -------------------------------      ------------------------------

Loss from operations                                         (89,986)                            (86,973)

Equity in losses of
 limited partnerships (Note 2)                               (68,505)                           (122,085)
                                       -------------------------------      ------------------------------

Net loss                             $                      (158,491)     $                     (209,058)
                                       ===============================      ==============================

Net loss allocated to:
  General Partner                    $                        (1,585)     $                       (2,091)
                                       ===============================      ==============================

  Limited Partners                   $                      (156,906)     $                     (206,967)
                                       ===============================      ==============================

Net loss per limited
  partner unit                       $                           (10)     $                          (14)
                                       ===============================      ==============================

Outstanding weighted limited
  partner units                                               15,000                              15,000
                                       ===============================      ==============================



                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2002
                                   (unaudited)
                 See accompanying notes to financial statements


                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at March 31, 2002         $       (40,627)     $        30,036       $          (10,591)

Net loss                                                      (1,585)             (156,906)               (158,491)
                                                       ---------------      ----------------      ------------------

Partners' deficit at June 30, 2002                   $       (42,212)     $       (126,870)     $         (169,082)
                                                       ===============      ================      ==================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2002 and 2001
                                   (unaudited)


                                                                            2002                 2001
                                                                        --------------      ---------------
Cash flows from operating activities:
  Net loss                                                            $     (158,491)     $      (209,058)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                           7,235                7,235
        Equity in losses of limited partnerships                              68,505              122,085
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                     63,799               73,931
                                                                        --------------      ---------------

Net cash used in operating activities                                        (18,952)              (5,807)
                                                                        --------------      ---------------

Cash flows from investing activities:
    Investments in limited partnerships                                            -               (5,000)
    Distributions from limited partnerships                                    6,869               15,037
                                                                        --------------      ---------------

Net cash provided by investing activities                                      6,869               10,037
                                                                        --------------      ---------------

Net increase (decrease) in cash and cash equivalents                         (12,083)               4,230

Cash and cash equivalents, beginning of period                               294,946              310,526
                                                                        --------------      ---------------

Cash and cash equivalents, end of period                              $      282,863      $       314,756
                                                                        ==============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                         $          800      $           800
                                                                        ==============      ===============

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Quarter Ended June 30, 2002
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2002.

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

WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper, Sr. are the general partners of the Partnership (the "General Partners"). The chairman and president own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partners as the Partnership has no employees of its own.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Quarter Ended June 30, 2002
                                   (unaudited)


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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2002
                                   (unaudited)

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with remaining maturity of three months or less when purchased to be cash equivalents. As of June 30, 2002 and March 31, 2002, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At June 30, 2002, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

Reporting Comprehensive Income
------------------------------

The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income for all periods presented, as defined by SFAS No. 130.

New Accounting Pronouncement
----------------------------

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. SFAS 144 is not expected to have a material impact on the Partnership's financial position or results of operations.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Quarter Ended June 30, 2002
                                   (unaudited)


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

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                   For the Three             For the Year
                                                                    Months Ended                 Ended
                                                                   June 30, 2002            March 31, 2002
                                                                ---------------------      ------------------
     Investments per balance sheet, beginning of period       $           1,816,995      $        2,387,646
     Capital contribution                                                         -                   5,000
     Capital contribution payable                                                 -                 (50,818)
     Equity in losses of limited partnerships                               (68,505)               (495,399)
     Distributions received from limited partnerships                        (6,869)                 (3,512)
     Amortization of capitalized acquisition fees and
     costs                                                                   (7,235)                (25,922)
                                                                ---------------------      ------------------
     Investments per balance sheet, end of period             $           1,734,386      $        1,816,995
                                                                =====================      ==================

Selected financial information for the three months ended June 30, 2002 and 2001 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:

                                COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                                       2002                      2001
                                                               ----------------------      ------------------
        Revenues                                             $             1,751,000     $         1,654,000
                                                               ----------------------      ------------------
        Expenses:
          Operating expenses                                               1,145,000               1,088,000
          Interest expense                                                   465,000                 446,000
          Depreciation and amortization                                      478,000                 476,000
                                                               ----------------------      ------------------
        Total expenses                                                     2,088,000               2,010,000
                                                               ----------------------      ------------------

        Net loss                                             $              (337,000)     $         (356,000)
                                                               ======================      ==================
                                                             $              (334,000)     $         (352,000)
        Net loss allocable to the Partnership
                                                               ======================      ==================
                                                             $               (69,000)     $         (122,000)
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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Quarter Ended June 30, 2002
                                   (unaudited)

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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee equal to 0.5% of the invested assets of the Local Limited Partnerships. Invested Assets means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Apartment Complexes owned by such Local Limited Partnerships. Fees of $74,757 and $74,767 were incurred during the three months ended June 30, 2002 and 2001, respectively. The Partnership paid the General Partner $15,000 and $7,500 of those fees during the three months ended June 30, 2002 and 2000, respectively.

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

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                                            June 30, 2002              March 31, 2002
                                                            -------------              --------------

   Asset management fee payable                  $              2,180,612       $           2,120,855
   Advances from WNC & Associates                                   5,469                       1,677
   O&O Reimbursement Payable to WNC                                   250                           -
                                                    ----------------------         -------------------
                                                 $              2,186,331       $           2,122,532
                                                    ======================         ===================



The General Partners do not anticipate that the accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements.

NOTE 4 - INCOME TAXES
---------------------

No provision for income taxes has been recorded in the financial statements, as any liability for income taxes is the obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

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

Risks and uncertainties inherent in forward-looking statements include, but are not limited to, our future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the low income housing tax credit property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2002 and 2001, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2002 consisted primarily of $283,000 in cash and aggregate investments in the forty-eight Local Limited Partnerships of $1,734,000. Liabilities at June 30, 2002 primarily consisted of $2,181,000 of accrued asset management fees due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001. The Partnership's net loss for the three months ended June 30, 2002 was $(158,000), reflecting a decrease of $51,000 from the net loss for the three months ended June 30, 2001 of $(209,000). This decrease primarily was due to equity in losses of limited partnerships, which decreased by $53,000 to $(69,000), for the three months ended June 30, 2002 compared to the $(122,000) for the three months ended June 30, 2001. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at June 30, 2002. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. The decrease in equity in losses of limited partnerships was offset by an increase in loss from operations of $3,000, from $(87,000) for the three months ended June 30, 2001 to $(90,000) for the three months ended June 30, 2002, caused primarily by a decrease in total income of $2,000 for the three months ended June 30, 2002 compared to the three months ended June 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Flows

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001. Net cash and cash equivalents decreased by $(12,000) for the three months ended June 30, 2002, compared to a $4,000 increase for the three months ended June 30, 2001 reflecting a change of $(16,000). The change was primarily due to a $(13,000) increase in net cash used in operating activities to $(19,000) for the three months ended June 30, 2002, compared to the $(6,000) net cash used in operating activities for the three months ended June 30, 2001. In addition to the increase in cash used in operating activities, cash provided by investing activities decreased by $3,000 to $7,000 for the three months ended June 30, 2002 compared to $10,000 for the three months ended June 30, 2001.

During the three months ended June 30, 2002, accrued asset management fees payable and advances due to the General Partner increased by $64,000. The General Partner does not anticipate that the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

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

Date:  August 1, 2002






By: /s/ Thomas J. Riha
    -------------------

Thomas J. Riha, Vice President
Chief Financial Officer of WNC & Associates, Inc.

Date:  August 1, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of WNC Housing Tax Credit Fund III, L.P. (the "Partnership") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C., section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, I, Wilfred N. Cooper, Sr., Chairman and Chief Executive Officer of WNC & Associates, Inc., general partner [of the general partner] of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information  contained in the Report fairly  presents,  in all material
     respects,   the  financial  condition  and  result  of  operations  of  the
     Partnership.


/s/WILFRED N. COOPER, SR.
-------------------------
Wilfred N. Cooper, Sr.
Chairman and Chief Executive Officer of WNC & Associates, Inc.
August 1, 2002



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of WNC Housing Tax Credit Fund III, L.P. (the "Partnership") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C., section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, I, Thomas J. Riha, Chief Financial Officer of WNC & Associates, Inc., general partner [of the general partner] of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information  contained in the Report fairly  presents,  in all material
     respects,   the  financial  condition  and  result  of  operations  of  the
     Partnership.


/s/THOMAS J. RIHA
-----------------
Thomas J. Riha
Chief Financial Officer of WNC & Associates, Inc.
August 1, 2002