Form 10-Q
period 2002-09-30
WNC HOUSING TAX CREDIT FUND III L P
filed 2002-11-19
CIK 875278

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

Yes     X       No
    --------     -------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes             No      X
    ---------    --------------

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                    For the Quarter Ended September 30, 2002






PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Balance Sheets,
              September 30, 2002 and March 31, 2002............................3

             Statements of Operations
              For the three and six months ended September 30, 2002 and 2001...4

             Statement of Partners' Equity (Deficit)
              For the six months ended September 30, 2002 .....................5

             Statements of Cash Flows
              For the six months ended September 30, 2002 and 2001.............6

             Notes to Financial Statements.....................................7


     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................12

     Item 3. Quantitative and Qualitative Disclosures about Market Risk.......14

     Item 4.  Procedures and Controls.........................................14

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................14

     Item 4. Submission of Matters to a Vote of Security Holders..............14

     Item 5. Other Information................................................14

     Item 6. Exhibits and Reports on Form 8-K.................................14

     Signatures...............................................................15

     Certifications...........................................................16

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                                     September 30, 2002            March 31, 2002
                                                                   -----------------------        ------------------
                                                                        (unaudited)
ASSETS

Cash and cash equivalents                                        $               271,251        $         294,946
Investments in limited partnerships, net (Note 2)                              1,656,338                1,816,995
                                                                   -----------------------        ------------------

                                                                 $             1,927,589        $       2,111,941
                                                                   =======================        ==================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Accrued fees and expenses due to
     General Partner and affiliates (Note 3)                                   2,261,273                2,122,532
                                                                   -----------------------        ------------------

      Total liabilities                                                        2,261,273                2,122,532
                                                                   -----------------------        ------------------

Commitments and contingencies

Partners' equity (deficit):
  General Partner                                                                (43,858)                 (40,627)
  Limited Partners (15,000 units authorized and 15,000
    units issued and outstanding)                                               (289,826)                  30,036
                                                                   -----------------------        ------------------

      Total partners' deficit                                                   (333,684)                 (10,591)
                                                                   -----------------------        ------------------

                                                                 $             1,927,589        $       2,111,941
                                                                 =======================        ==================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2002 and 2001
                                   (unaudited)


                                               2002                    2002                  2001                2001
                                           Three months             Six months           Three months         Six months
                                        -------------------     -------------------    -----------------   -----------------

Interest income                       $              1,120    $              2,298   $            2,491  $            5,484
Distribution income                                  6,664                   6,664               17,151              17,151
                                        -------------------     -------------------    -----------------   -----------------

                                                     7,784                   8,962               19,642              22,635
                                        -------------------     -------------------    -----------------   -----------------

Operating expenses:
  Amortization (Note 2)                              7,235                  14,470                7,235              14,470
  Asset management fees (Note 3)                    74,757                 149,514               74,747             149,514
  Legal and accounting                              14,975                  20,950               16,553              21,057
  Other                                                916                   4,113                  931               4,391
                                        -------------------     -------------------    -----------------   -----------------

    Total operating expenses                        97,883                 189,047               99,466             189,432
                                        -------------------     -------------------    -----------------   -----------------

Loss from operations                               (90,099)               (180,085)             (79,824)           (166,797)

Equity in losses of
 limited partnerships (Note 2)                     (74,503)               (143,008)            (203,073)           (325,158)
                                        -------------------     -------------------    -----------------   -----------------


Net loss                              $           (164,602)   $           (323,093)  $         (282,897) $         (491,955)
                                        ===================     ===================    =================   =================

Net loss allocated to:
  General Partner                     $             (1,646)   $             (3,231)  $           (2,829) $           (4,920)
                                        ===================     ===================    =================   =================

  Limited Partners                    $           (162,956)   $           (319,862)  $         (280,068) $         (487,035)
                                        ===================     ===================    =================   =================

Net loss per limited
  partner unit                        $                (11)   $                (21)  $              (19) $              (33)
                                        ===================     ===================    =================   =================

Outstanding weighted limited
  partner units                                     15,000                  15,000               15,000              15,000
                                        ===================     ===================    =================   =================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six Months Ended September 30, 2002
                                   (unaudited)





                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at March 31, 2002         $       (40,627)     $         30,036      $          (10,591)

Net loss                                                      (3,231)             (319,862)               (323,093)
                                                       ---------------      ----------------      ------------------

Partners' deficit at September 30, 2002              $       (43,858)     $       (289,826)     $         (333,684)
                                                       ===============      ================      ==================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2002 and 2001
                                   (unaudited)


                                                                            2002                 2001
                                                                        --------------      ---------------
Cash flows from operating activities:
  Net loss                                                            $     (323,093)     $      (491,955)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                          14,470               14,470
        Equity in losses of limited partnerships                             143,008              325,158
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                    138,741              121,350
                                                                        --------------      ---------------

Net cash used in operating activities                                        (26,874)             (30,977)
                                                                        --------------      ---------------

Cash flows from investing activities:
    Investments in limited partnerships                                            -               (5,000)
    Distributions from limited partnerships                                    3,179               14,228
                                                                        --------------      ---------------

Net cash provided by investing activities                                      3,179                9,228
                                                                        --------------      ---------------

Net decrease in cash and cash equivalents                                    (23,695)             (21,749)

Cash and cash equivalents, beginning of period                               294,946              310,526
                                                                        --------------      ---------------

Cash and cash equivalents, end of period                              $      271,251      $       288,777
                                                                        ==============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                         $          800      $           800
                                                                        ==============      ===============

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2002
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2002.

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

The general partner of the Partnership is WNC Tax Credit Partners, L.P. (the "General Partner"). WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper, Sr. are the general partners of the General Partner. The chairman and president own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates as the General Partner and the Partnership has no employees of their own.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2002
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Risks and Uncertainties
-----------------------

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low-income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships would be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low-income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Limited Local Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General Partners, there can be no assurance that the anticipated low-income housing credits will be available to Limited Partners.

In addition, Limited Partners are subject to risks in that the rules governing the low-income housing credit are complicated, and the use of credits can be limited. The only material benefit from an investment in Units may be the low-income housing credits. There are limits on the transferability of Units, and it is unlikely that a market for Units will develop. All management's decisions will be made by the General Partner.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    For the Quarter Ended September 30, 2002
                                   (unaudited)

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with remaining maturity of three months or less when purchased to be cash equivalents. As of September 30, 2002 and March 31, 2002, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At September 30, 2002, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    For the Quarter Ended September 30, 2002
                                   (unaudited)



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

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                    For the Six              For the Year
                                                                    Months Ended                 Ended
                                                                 September 30, 2002         March 31, 2002
                                                                ---------------------      ------------------
     Investments per balance sheet, beginning of period       $           1,816,995      $        2,387,646
     Capital contribution                                                         -                   5,000
     Capital contribution payable                                                 -                 (50,818)
     Equity in losses of limited partnerships                              (143,008)               (495,399)
     Distributions received from limited partnerships                        (3,179)                 (3,512)
     Amortization of capitalized acquisition fees and
     costs                                                                  (14,470)                (25,922)
                                                                ---------------------      ------------------
     Investments per balance sheet, end of period             $           1,656,338      $        1,816,995
                                                                =====================      ==================

Selected financial information for the six months ended September 30, 2002 and 2001 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                       2002                      2001
                                                               ----------------------      ------------------
        Revenues                                             $            3,501,000      $        3,308,000
                                                               ----------------------      ------------------
        Expenses:
          Operating expenses                                              2,291,000               2,176,000
          Interest expense                                                  929,000                 892,000
          Depreciation and amortization                                     955,000                 951,000
                                                               ----------------------      ------------------
        Total expenses                                                    4,175,000               4,019,000
                                                               ----------------------      ------------------

        Net loss                                             $             (674,000)     $         (711,000)
                                                               ======================      ==================
                                                             $             (668,000)     $         (704,000)
        Net loss allocable to the Partnership
                                                               ======================      ==================
                                                             $             (143,000)     $         (325,000)
        Net loss recorded by the Partnership
                                                               ======================      ==================

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    For the Quarter Ended September 30, 2002
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
------------------------------------------------------

Certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired and the loss and recapture of the related tax credits could occur.

Fox Lake Limited Partnership is a 12-unit senior property financed by Rural Development located in Fox Lake, Wisconsin. The property is at 50% occupancy. The general partner is paying operating deficits by deferring his management fee. The operating deficit guarantee period has expired.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee equal to 0.5% of the invested assets of the Local Limited Partnerships. Invested Assets means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Apartment Complexes owned by such Local Limited Partnerships. Fees of $149,514 were incurred during each of the six months ended September 30, 2002 and 2001, respectively. The Partnership paid the General Partner $22,500 and $28,501 of those fees during the six months ended September 30, 2002 and 2001, respectively.

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

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                                       September 30, 2002              March 31, 2002
                                                       ------------------              --------------

   Asset management fee payable                  $              2,247,869       $           2,120,855
   Advances from WNC & Associates                                  13,404                       1,677
                                                    ----------------------         -------------------
                                                 $              2,261,273       $           2,122,532
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

Risks and uncertainties inherent in forward-looking statements include, but are not limited to, our future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the low-income housing tax credit property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this filing.

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2002 and 2001, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2002 consisted primarily of $271,000 in cash and aggregate investments in the forty-eight Local Limited Partnerships of $1,656,000. Liabilities at September 30, 2002 primarily consisted of $2,248,000 of accrued asset management fees due to the General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001. The Partnership's net loss for the three months ended September 30, 2002 was $(165,000), reflecting a decrease of $118,000 from the net loss for the three months ended September 30, 2001 of $(283,000). This decrease primarily was due to equity in losses of limited partnerships, which decreased by $128,000 to $(75,000), for the three months ended September 30, 2002 compared to the $(203,000) for the three months ended September 30, 2001. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 2002. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. The decrease in equity in losses of limited partnerships was offset by an increase in loss from operations of $10,000, from $(80,000) for the three months ended September 30, 2001 to $(90,000) for the three months ended September 30, 2002, caused primarily by a decrease in total income of $12,000 and a decrease in comparable accounting and other expenses by $2,000 for the three months ended September 30, 2002 compared to the three months ended September 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Six Months Ended September 30, 2002 Compared to Six Months Ended September 30, 2001. The Partnership's net loss for the six months ended September 30, 2002 was $(323,000), reflecting a decrease of $169,000 from the net loss for the six months ended September 30, 2001 of $(492,000). This decrease primarily was due to equity in losses of limited partnerships, which decreased by $182,000 to $(143,000), for the six months ended September 30, 2002 compared to the $(325,000) for the six months ended September 30, 2001. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 2002. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. In addition, there was a decrease in total income of $14,000 for the six months ended September 30, 2002 compared to the six months ended September 30, 2001.

Cash Flows

Six Months Ended September 30, 2002 Compared to Six Months Ended September 30, 2001. Net cash and cash equivalents decreased by $(24,000) for the six months ended September 30, 2002, compared to a $(22,000) decrease for the six months ended September 30, 2001 reflecting a change of $(2,000). The change was primarily due to a $(4,000) decrease in net cash used in operating activities to $(27,000) for the six months ended September 30, 2002, compared to the $(31,000) net cash used in operating activities for the six months ended September 30, 2001. In addition, cash provided by investing activities decreased by $6,000 to $3,000 for the six months ended September 30, 2002 compared to $9,000 for the six months ended September 30, 2001.

During the six months ended September 30, 2002, accrued asset management fees payable and advances due to the General Partner increased by $139,000. The General Partner does not anticipate that the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

Item 3: Quantitative and Qualitative Disclosures About Market Risks

          NOT APPLICABLE

Item 4. Procedures and Controls

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a- 14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     NONE

Item 4. Submission of Matters to a Vote of Security Holders

     The Consent Solicitation Statement dated August 15, 2002 was first sent to the Limited Partners on or about August 15, 2002.

     The General Partner has proposed that the Partnership cease reproduction and mailing of quarterly and annual financial statements to the Limited Partners, to reduce the expenses incurred by the Partnership. The Partnership will continue to prepare quarterly and annual financial statements so long as it is required to do so under the Securities and
     Exchange Commission Act of 1934 and submit them to the Securities and Exchange Commission. All votes were to be returned to the General Partner by October 15, 2002 to be counted. The proposal was approved by the Limited Partners and the results of the vote were 8,558 for the proposal, 1,115 against the proposal, and 108 abstentions.

Item 5. Other Information

     Wilfred N. Cooper, Jr. has assumed the role of Chief Executive Officer of WNC & Associates. Wilfred N. Cooper, Sr. who previously held the role of Chief Executive Officer remains the Chairman of The Board.

Item 6. Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K.
    --------------------

1.  NONE

(b) Exhibits.
    ---------

99.1  Certification  pursuant to 18 U.S.C.  Section 1350 as adapted  pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND III, L.P.

By:  WNC Tax Credit Partners, L.P., General Partner of the Registrant

By:  WNC & Associates, Inc., General Partner of
WNC Housing Tax Credit Fund III, L.P.






By: /s/  Wilfred N. Cooper, Jr.
   ----- ----------------------

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:  November 13, 2002






By: /s/ Thomas J. Riha
    -------------------

Thomas J. Riha
Vice President-Chief Financial Officer of WNC & Associates, Inc.

Date: November 13, 2002

                                 CERTIFICATIONS

     I, Wilfred N. Cooper, Jr., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of WNC HOUSING TAX CREDITS FUND III, L.P.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
          controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: November 13, 2002

     /s/ Wilfred N. Cooper, Jr.
     --------------------------
     [Signature]

     President and Chief Executive Officer of WNC & Associates, Inc.

                                 CERTIFICATIONS

     I, Thomas J. Riha, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of WNC HOUSING TAX CREDITS FUND III, L.P.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
          controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: November 13, 2002

     /s/ Thomas J. Riha
     ------------------
     [Signature]

     Vice-President - Chief Financial Officer of WNC & Associates, Inc.