Form 10-Q
period 2002-12-31
WNC HOUSING TAX CREDIT FUND III L P
filed 2003-02-12
CIK 875278

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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

Yes X         No
    ---------    ---------


Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes           No      X
    ---------    ---------

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                For the Quarterly Period Ended December 31, 2002




PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Balance Sheets,
              December 31, 2002 and March 31, 2002.............................3

             Statements of Operations
              For the three and nine months ended December 31, 2002
              and 2001.........................................................4

             Statement of Partners' Equity (Deficit)
              For the nine months ended December 31, 2002 .....................5

             Statements of Cash Flows
              For the nine months ended December 31, 2002 and 2001.............6

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

     Item 5. Other Information................................................14

     Item 6. Exhibits and Reports on Form 8-K.................................14

     Signatures...............................................................15

     Certifications...........................................................16

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                                     December 31, 2002             March 31, 2002
                                                                   -----------------------        ------------------
                                                                        (unaudited)
ASSETS

Cash and cash equivalents                                        $               250,668        $         294,946
Investments in limited partnerships, net (Note 2)                              1,582,283                1,816,995
                                                                   -----------------------        ------------------

                                                                 $             1,832,951        $       2,111,941
                                                                   =======================        ==================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Accrued fees and expenses due to
     General Partner and affiliates (Note 3)                                   2,316,689                2,122,532
                                                                   -----------------------        ------------------

      Total liabilities                                                        2,316,689                2,122,532
                                                                   -----------------------        ------------------

Commitments and contingencies

Partners' equity (deficit):
  General Partner                                                                (45,358)                 (40,627)
  Limited Partners (15,000 units authorized and 15,000
    units issued and outstanding)                                               (438,380)                  30,036
                                                                   -----------------------        ------------------

      Total partners' deficit                                                   (483,738)                 (10,591)
                                                                   -----------------------        ------------------

                                                                 $             1,832,951        $       2,111,941
                                                                   =======================        ==================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2002 and 2001
                                   (unaudited)

                                               2002                    2002                  2001                2001
                                           Three months            Nine months           Three months        Nine months
                                        -------------------     -------------------    -----------------   -----------------

Interest income                       $              1,007    $              3,305   $            1,403  $            6,887
Distribution income                                  2,000                   8,664                    -              17,151
                                        -------------------     -------------------    -----------------   -----------------

                                                     3,007                  11,969                1,403              24,038
                                        -------------------     -------------------    -----------------   -----------------

Operating expenses:
  Amortization (Note 2)                              7,235                  21,705                5,726              20,196
  Asset management fees (Note 3)                    74,757                 224,271               74,757             224,271
  Legal and accounting                               2,256                  23,206                2,189              23,246
  Other                                              1,993                   6,106                5,170               9,561
                                        -------------------     -------------------    -----------------   -----------------

    Total operating expenses                        86,241                 275,288               87,842             277,274
                                        -------------------     -------------------    -----------------   -----------------

Loss from operations                               (83,234)               (263,319)             (86,439)           (253,236)

Equity in losses of
 limited partnerships (Note 2)                     (66,820)               (209,828)            (131,237)           (456,395)
                                        -------------------     -------------------    -----------------   -----------------


Net loss                              $           (150,054)   $           (473,147)  $         (217,676) $         (709,631)
                                        ===================     ===================    =================   =================

Net loss allocated to:
  General Partner                     $             (1,500)   $             (4,731)  $           (2,177) $           (7,096)
                                        ===================     ===================    =================   =================

  Limited Partners                    $           (148,554)   $           (468,416)  $         (215,499) $         (702,535)
                                        ===================     ===================    =================   =================

Net loss per limited
  partner unit                        $                (10)   $                (31)  $              (15) $              (47)
                                        ===================     ===================    =================   =================

Outstanding weighted limited
  partner units                                     15,000                  15,000               15,000              15,000
                                        ===================     ===================    =================   =================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2002
                                   (unaudited)


                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at March 31, 2002         $       (40,627)     $         30,036      $          (10,591)

Net loss                                                      (4,731)             (468,416)               (473,147)
                                                       ---------------      ----------------      ------------------

Partners' deficit at December 31, 2002               $       (45,358)     $       (438,380)     $         (483,738)
                                                       ===============      ================      ==================

                 See accompanying notes to financial statements
                                        5

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2002 and 2001
                                   (unaudited)


                                                                            2002                 2001
                                                                        --------------      ---------------
Cash flows from operating activities:
  Net loss                                                            $     (473,147)     $      (709,631)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                          21,705               20,196
        Equity in losses of limited partnerships                             209,828              456,395
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                    194,157              195,770
                                                                        --------------      ---------------

Net cash used in operating activities                                        (47,457)             (37,270)
                                                                        --------------      ---------------

Cash flows from investing activities:
    Investments in limited partnerships                                            -               (5,000)
    Distributions from limited partnerships                                    3,179               18,259
                                                                        --------------      ---------------

Net cash provided by investing activities                                      3,179               13,259
                                                                        --------------      ---------------

Net decrease in cash and cash equivalents                                    (44,278)             (24,011)

Cash and cash equivalents, beginning of period                               294,946              310,526
                                                                        --------------      ---------------

Cash and cash equivalents, end of period                              $      250,668      $       286,515
                                                                        ==============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                         $          800      $           800
                                                                        ==============      ===============

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2002.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)



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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with remaining maturity of three months or less when purchased to be cash equivalents. As of December 31, 2002 and March 31, 2002, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At December 31, 2002, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

New Accounting Pronouncements
-----------------------------

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS 146 is not expected to have a material impact on the Partnership's financial position or results of operations.

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)


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

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                    For the Nine             For the Year
                                                                    Months Ended                 Ended
                                                                 December 31, 2002          March 31, 2002
                                                                ---------------------      ------------------
     Investments per balance sheet, beginning of period       $           1,816,995      $        2,387,646
     Capital contribution                                                         -                   5,000
     Capital contribution payable                                                 -                 (50,818)
     Equity in losses of limited partnerships                              (209,828)               (495,399)
     Distributions received from limited partnerships                        (3,179)                 (3,512)
     Amortization of capitalized acquisition fees and
     costs                                                                  (21,705)                (25,922)
                                                                ---------------------      ------------------
     Investments per balance sheet, end of period             $           1,582,283      $        1,816,995
                                                                =====================      ==================

Selected financial information for the nine months ended December 31, 2002 and 2001 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:

                                COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                                       2002                      2001
                                                               ----------------------      ------------------
        Revenues                                             $            5,252,000     $         4,962,000
                                                               ----------------------      ------------------
        Expenses:
          Operating expenses                                              3,436,000               3,264,000
          Interest expense                                                1,394,000               1,337,000
          Depreciation and amortization                                   1,433,000               1,427,000
                                                               ----------------------      ------------------
        Total expenses                                                    6,263,000               6,028,000
                                                               ----------------------      ------------------

        Net loss                                             $           (1,011,000)     $       (1,066,000)
                                                               ======================      ==================
                                                             $           (1,001,000)     $       (1,055,000)
        Net loss allocable to the Partnership
                                                               ======================      ==================
        Net loss recorded by the Partnership                 $             (210,000)     $         (456,000)
                                                               ======================      ==================

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee equal to 0.5% of the invested assets of the Local Limited Partnerships. Invested Assets means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Apartment Complexes owned by such Local Limited Partnerships. Fees of $224,271 were incurred during each of the nine months ended December 31, 2002 and 2001, respectively. The Partnership paid the General Partner $30,000 and $28,501 of those fees during the Nine months ended December 31, 2002 and 2001, respectively.

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

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                                        December 31, 2002              March 31, 2002
                                                        -----------------              --------------

   Asset management fee payable                  $              2,315,126       $           2,120,855
   Advances from WNC & Associates                                   1,563                       1,677
                                                    ----------------------         -------------------
                                                 $              2,316,689       $           2,122,532
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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2002 and 2001, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2002 consisted primarily of $251,000 in cash and aggregate investments in the forty-eight Local Limited Partnerships of $1,582,000. Liabilities at December 31, 2002 primarily consisted of $2,317,000 of accrued asset management fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001. The Partnership's net loss for the three months ended December 31, 2002 was $(150,000), reflecting a decrease of $68,000 from the net loss for the three months ended December 31, 2001 of $(218,000). This decrease primarily was due to equity in losses of limited partnerships, which decreased by $64,000 to $(67,000), for the three months ended December 31, 2002 compared to $(131,000) for the three months ended December 31, 2001. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 2002. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. Along with the decrease in equity in losses of limited partnerships, loss from operations decreased by $3,000, from $(86,000) for the three months ended December 31, 2001 to $(83,000) for the three months ended December 31, 2002, caused by an increase in total income approximately of $2,000 and a decrease in other expenses by $3,000, offset by an increase of amortization expense of approximately $2,000, for the three months ended December 31, 2002 compared to the three months ended December 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Nine Months Ended December 31, 2002 Compared to Nine Months Ended December 31, 2001. The Partnership's net loss for the nine months ended December 31, 2002 was $(473,000), reflecting a decrease of $236,000 from the net loss for the nine months ended December 31, 2001 of $(709,000). This decrease primarily was due to equity in losses of limited partnerships, which decreased by $246,000 to $(210,000), for the nine months ended December 31, 2002 compared to $(456,000) for the nine months ended December 31, 2001. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 2002. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. The decrease in equity in losses of limited partnerships was offset by an increase in loss from operations of $10,000 due to a decrease in total income of $(12,000) and a decrease of total operating expenses of $(2,000) from $(277,000) for the three months ended December 31, 2001 to $(275,000) for the three months ended December 31, 2002.

Cash Flows

Nine Months Ended December 31, 2002 Compared to Nine Months Ended December 31, 2001. Net cash decreased by $(44,000) for the nine months ended December 31,
2002, compared to a $(24,000) decrease for the nine months ended December 31, 2001 reflecting a change of $(20,000). The change was due to a $(10,000) increase in net cash used in operating activities of $(47,000) for the nine months ended December 31, 2002, compared to the $(37,000) net cash used in operating activities for the nine months ended December 31, 2001. In addition, cash provided by investing activities decreased by $10,000 to $3,000, substantially due to a decrease in distributions received from Local Limited Partnerships, for the nine months ended December 31, 2002 compared to cash provided by investing activities of $13,000 for the nine months ended December 31, 2001.

During the nine months ended December 31, 2002, accrued asset management fees payable and advances due to the General Partner increased by $194,000. The General Partner does not anticipate that the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

Item 3:   Quantitative and Qualitative Disclosures About Market Risks

          NOT APPLICABLE

Item 4.   Procedures and Controls

          Within the 90 days prior to the date of this report, the General Partners of the General Partner of the Partnership carried out an evaluation, under the supervision and with the participation of Associates' management, including Associate's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnerships' disclosure controls and procedures pursuant to Exchange Act Rule 13a- 14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.



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

Item 6.   Exhibits and Reports on Form 8-K

(a)       Reports on Form 8-K.
          ---------------------

1.        NONE

(b)       Exhibits.
          ----------

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






By: /s/  Wilfred N. Cooper, Jr.
    ----------------------------

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:  February 11, 2003






By: /s/ Thomas J. Riha
    -------------------

Thomas J. Riha
Vice President-Chief Financial Officer of WNC & Associates, Inc.

Date:  February 11, 2003

                                 CERTIFICATIONS

     I,   Wilfred N. Cooper, Jr., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of WNC HOUSING TAX CREDIT FUND III, L.P.;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: February 11, 2003


     /s/  Wilfred N. Cooper, Jr.
     ---------------------------

     President and Chief Executive Officer of WNC & Associates, Inc.

                                 CERTIFICATIONS

     I,   Thomas J. Riha, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of WNC HOUSING TAX CREDIT FUND III, L.P.;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: February 11, 2003


     /s/  Thomas J. Riha
     -------------------

     Vice-President - Chief Financial Officer of WNC & Associates, Inc.