Form 10-K
period 2003-03-31
WNC HOUSING TAX CREDIT FUND III L P
filed 2003-07-15
CIK 875278

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    For the fiscal year ended March 31, 2003

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
Yes     X      No
    ----------    ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated
Yes          No      X
    ----------    ---------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

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

The general partner of the Partnership is WNC Tax Credit Partners, L.P. ("TCP" or the "General Partner"). The chairman and president own substantially all of the outstanding stock of WNC. The business of the Partnership is conducted primarily through WNC, as the Partnership has no employees of its own.

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

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a multi-family housing complex (the "Housing Complexes") which will qualify for the Low Income Housing Credit. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Credit to be used to reduce Federal taxes otherwise due in each year of a ten-year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the Low Income Housing Credit to be used against California taxes otherwise due in each year of a four-year period. Each Housing Complex is subject to a fifteen-year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, dated May 10, 1991 (the "Partnership Agreement"), will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Credits.

As of March 31, 2003, the Partnership had invested in forty-eight Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

Certain Risks and Uncertainties

An investment in the Partnership and the Partnership's investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership's investments. Some of those risks include the following:

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credits and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining Low Income Housing Credits, a fractional recapture of prior Low Income Housing Credits and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Investors may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual investors will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, we are continuing our review of the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. Our review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the investors from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, we expect to proceed with efforts to liquidate those properties. Our objective is to maximize the investors' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to investors. To date no properties in the Partnership have been selected.

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the forty-eight Housing Complexes as of the dates and for the periods indicated:

                                                  ---------------------------------- -----------------------------------------------
                                                        As of March 31, 2003                       As of December 31, 2002
                                                  ---------------------------------- -----------------------------------------------
                                                      Partnership's                                        Original
                                                      Total Original                                     Estimated Low  Encumbrances
                                                      Investment in       Amount of                        Income           of Local
                                    General Partner   Local Limited       Investment    Number             Housing           Limited
Partnership Name     Location          Name            Partnerships      Paid to Date   of Units Occupancy Credits      Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Beaumont
Elderly
Housing,             Beaumont,      Donald W.
L.P.                 Mississippi    Sowell                $  229,000    $ 229,000          30       83%    $ 462,000       $ 922,000

Brownfield
Seniors
Community,           Brownfield,    Winston
Ltd.                 Texas          Sullivan                 147,000      147,000          24      100%      292,000         707,000

Buffalo
Apartments,          Buffalo,       Donald W.
Ltd.                 Texas          Sowell                    91,000       91,000          24      100%      177,000         406,000

Cambridge
Court
Associates                          The
Limited              Grottoes,      Humphrey
Partnership          Virginia       Companies                254,000      254,000          39      100%      557,000       1,311,000

Candleridge
Apartments of        Bondurant,     Eric A.
Bondurant L.P.       Iowa           Sheldahl                  99,000       99,000          23      100%      222,000         590,000

Candleridge
Apartments
of Waukee            Waukee,        Eric A.
L.P.                 Iowa           Sheldahl                 101,000      101,000          23       96%      227,000         644,000

Carlinville
Associates           Carlinville,   Kenneth M.
I, L.P.              Illinois       Vitor                    105,000      105,000          20       90%      208,000         496,000

                                    Thomas H. Cooksey
Cherokee             Cedar          and Apartment
Housing,             Bluff,         Developers,
Ltd.                 Alabama        Inc.                     110,000      110,000          19      100%      272,000         616,000

Chester
Associates
I, a Limited         Chester,       Kenneth M.
Partnership          Illinois       Vitor                    159,000      159,000          24       92%      358,000         686,000

Clinton
Terrace
Apartments,          Albany,        Eddie C.
Ltd.                 Kentucky       Dalton                   138,000      138,000          24       96%      290,000         760,000

                                                  ---------------------------------- -----------------------------------------------
                                                        As of March 31, 2003                       As of December 31, 2002
                                                  ---------------------------------- -----------------------------------------------
                                                      Partnership's                                        Original
                                                      Total Original                                     Estimated Low  Encumbrances
                                                      Investment in       Amount of                        Income           of Local
                                    General Partner   Local Limited       Investment    Number             Housing           Limited
Partnership Name     Location          Name            Partnerships      Paid to Date   of Units Occupancy Credits      Partnerships
------------------------------------------------------------------------------------------------------------------------------------
                                    Thomas H. Cooksey
Coffeeville                         and Apartment
Housing,             Coffeeville,   Developers,
Ltd.                 Alabama        Inc.                     103,000      103,000          19       63%      239,000         538,000


Coosa                               Thomas H. Cooksey
County                              and Apartment
Housing,             Rockford,      Developers,
Ltd.                 Alabama        Inc.                     103,000      103,000          19       95%      265,000         554,000

Crockett             Crockett,      Jean
Manor, Ltd.          Texas          Johnson                  184,000      184,000          40       95%      383,000         880,000

Crockett
Manor Senior
Citizens             Crockett,      Jean
Complex, Ltd.        Texas          Johnson                  203,000      203,000          36       97%      446,000       1,012,000

Delta Manor,         Techula,       Glenn D.
L.P.                 Mississippi    Miller                   227,000      227,000          36       92%      499,000       1,225,000

Eupora                              Richard Tenhet
Apartments,          Eupora,        and
L.P.                 Mississippi    Geraldine Tenhet         138,000      138,000          36       94%      310,000       1,194,000

Fairview
Village V,
Limited              Carroll,
Partnership          Iowa           Kevin A. Bierl           119,000      119,000          20      100%      273,000         584,000

Fox Lake Manor                      William E. Paschke,
Limited              Fox Lake,      Jr. and Robert E.
Partnership          Wisconsin      Campbell                  84,000       84,000          12       50%      161,000         369,000

                                    Thomas H. Cooksey
Ft. Deposit          Fort           and  Apartment
Housing,             Deposit,       Developers,
Ltd.                 Alabama        Inc.                     127,000      127,000          23       87%      330,000         698,000

Gulf Coast
Apartments,          Gulfport,
L.P.                 Mississippi    Philip Napier            320,000      320,000          60       92%      698,000       1,409,000

Gulf Coast
Apartments
of Long Beach,       Long Beach,
L.P.                 Mississippi    Philip Napier            315,000      315,000          59       97%      685,000       1,425,000

                                                  ---------------------------------- -----------------------------------------------
                                                        As of March 31, 2003                       As of December 31, 2002
                                                  ---------------------------------- -----------------------------------------------
                                                      Partnership's                                        Original
                                                      Total Original                                     Estimated Low  Encumbrances
                                                      Investment in       Amount of                        Income           of Local
                                    General Partner   Local Limited       Investment    Number             Housing           Limited
Partnership Name     Location          Name            Partnerships      Paid to Date   of Units Occupancy Credits      Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Heritage                            Robert J. Deharder
Colonial             Blackshear,    and Jacqueline F.
Homes, L.P.          Georgia        McPhillips               115,000      115,000          20      100%      126,000         521,000

HOI Limited          Benson,        Housing
Partnership          North          Opportunities,
of Benson            Carolina       Inc.                     269,000      269,000          50       98%      577,000       1,162,000

HOI Limited          Dallas,        Housing
Partnership          North          Opportunities,
of Dallas            Carolina       Inc.                     366,000      366,000          60       92%      787,000       1,681,000

HOI Limited          Dunn,          Housing
Partnership          North          Opportunities,
of Dunn              Carolina       Inc.                     170,000      170,000          34      100%      366,000         809,000

HOI Limited          Kings
Partnership          Mountain,      Housing
of Kings             North          Opportunities,
Mt.                  Carolina       Inc.                     262,000      262,000          46       93%      563,000       1,213,000

HOI Limited          Sanford,       Housing
Partnership          North          Opportunities,
of Lee               Carolina       Inc.                     419,000      419,000          78       96%      901,000       1,952,000

HOI Limited          Sanford,       Housing
Partnership          North          Opportunities,
of Sanford           Carolina       Inc.                     277,000      277,000          50       96%      594,000       1,213,000

HOI Limited          Selma,         Housing
Partnership          North          Opportunities,
of Selma             Carolina       Inc.                     271,000      271,000          58       98%      582,000       1,169,000

Killbuck
Limited              Killbuck,      Georg E.
Partnership          Ohio           Maharg                   151,000      151,000          24       79%      338,000         743,000

                                                  ---------------------------------- -----------------------------------------------
                                                        As of March 31, 2003                       As of December 31, 2002
                                                  ---------------------------------- -----------------------------------------------
                                                      Partnership's                                        Original
                                                      Total Original                                     Estimated Low  Encumbrances
                                                      Investment in       Amount of                        Income           of Local
                                    General Partner   Local Limited       Investment    Number             Housing           Limited
Partnership Name     Location          Name            Partnerships      Paid to Date   of Units Occupancy Credits      Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Lake Ridge                          Lewis Beasley,
Apartments,          Tiptonville,   Jr. and
L.P.                 Tennessee      Carol Beasley            317,000      317,000          44      100%      647,000       1,450,000

Levelland            Levelland,     1600 Capital
Manor, L.P.          Texas          Company                  175,000      175,000          36      100%      393,000         898,000

Logan Park
Associates
Limited              Caldwell,
Partnership          Idaho          Riley J. Hill            571,000      571,000          50       96%    1,281,000       2,259,000

Meadow Run
Associates                          The
Limited              Gordonsville,  Humphrey
Partnership          Virginia       Companies                302,000      302,000          43      100%      662,000       1,483,000

Oakdale
Senior                              Oakdale
Housing                             Senior
Limited              Oakdale,       Housing
Partnership          California     Corporation              919,000      919,000          80      100%    2,110,000       2,900,000

                                    Thomas H. Cooksey
Orange Beach         Orange         and Apartment
Housing,             Beach,         Developers,
Ltd.                 Alabama        Inc.                     208,000      208,000          31       87%      472,000       1,080,000

Parks I                             Sallie B. Garst
Limited              Chatham,       and
Partnership          Virginia       Lillien S. Brown         253,000      253,000          39      100%      568,000       1,232,000

Post Manor,          Post,          1600 Capital
L.P.                 Texas          Company                  122,000      122,000          24       83%      263,000         627,000

Red Bud
Associates
I,a Limited          Red Bud,       Kenneth M.
Partnership          Illinois       Vitor                    135,000      135,000          20       95%      303,000         594,000

Steeleville
Associates
I, a Limited         Steeleville,   Kenneth M.
Partnership          Illinois       Vitor                    110,000      110,000          16       94%      247,000         546,000

                                                  ---------------------------------- -----------------------------------------------
                                                        As of March 31, 2003                       As of December 31, 2002
                                                  ---------------------------------- -----------------------------------------------
                                                      Partnership's                                        Original
                                                      Total Original                                     Estimated Low  Encumbrances
                                                      Investment in       Amount of                        Income           of Local
                                    General Partner   Local Limited       Investment    Number             Housing           Limited
Partnership Name     Location          Name            Partnerships      Paid to Date   of Units Occupancy Credits      Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Tanglewood                          Georg E. Maharg
Limited              Frankfurt,     and  Maharg
Partnership          Ohio           Realty, Inc.             212,000      212,000          36      100%      475,000       1,058,000

Village Lane
Properties,
a Limited            Farmington,    ERC Properties,
Partnership          Arkansas       Inc.                     168,000      168,000          36      100%      370,000         879,000

Whitted                             Hillsborough
Forest               Hillsborough,  Affordable
Limited              North          Housing
Partnership          Carolina       Corporation              685,000      685,000          35       91%    1,572,000         973,000

                                    Thomas H. Cooksey
Wilcam                              and  Apartment
Housing,             Camden,        Developers,
Ltd.                 Alabama        Inc.                     106,000      106,000          19      100%      299,000         616,000

Wills Point          Wills Point,   1600 Capital
Manor, L.P.          Texas          Company                  124,000      124,000          24      100%      277,000         624,000

Windmere
Associates                          The
Limited              Lexington,     Humphrey
Partnership          Virginia       Companies                291,000      291,000          38      100%      539,000       1,476,000

Woodlands            Mount
Apartments,          Pleasant,      1600 Capital
L.P.                 Texas          Company                  239,000      239,000          48       94%      537,000       1,243,000

                     Chillicothe,
Woodview             Illinois and
Limited              Glassford,     Michael K.
Partnership          Illinois       Moore                    269,000      269,000          36       94%      362,000       1,187,000
                                                         ------------ ------------     ------       --- -------------   ------------

                                                         $10,862,000 $ 10,862,000       1,685       94% $ 23,565,000    $ 48,614,000
                                                         ============ ============     ======       === =============   ============



                                   --------------------------------------------------------------------------------
                                                        For the year ended December 31, 2002
                                   --------------------------------------------------------------------------------
                                                                                              Low Income
                                                                                           Housing Credits
                                                                                             Allocated to
           Partnership Name             Rental Income      Net Income/(loss)                 Partnership
-------------------------------------------------------------------------------------------------------------------
Beaumont Elderly Housing, L.P.                $ 104,000          $ (21,000)                                    99%

Brownfield Seniors Community, Ltd.              117,000            (26,000)                                    99%

Buffalo Apartments, Ltd.                         93,000             (3,000)                                    99%

Cambridge Court Associates
Limited Partnership                             138,000            (44,000)                                    99%

Candleridge Apartments of
Bondurant L.P.                                  127,000            (14,000)                                    99%

Candleridge Apartments of Waukee
L.P.                                            137,000             (8,000)                                    99%

Carlinville Associates I, L.P.                   65,000             (1,000)                                    99%

Cherokee Housing, Ltd.                           75,000            (13,000)                                    99%

Chester Associates  I, a Limited
Partnership                                      89,000             (6,000)                                    99%

Clinton Terrace Apartments, Ltd.                 83,000             (8,000)                                    99%

Coffeeville Housing, Ltd.                        41,000            (25,000)                                    99%

Coosa County Housing, Ltd.                       67,000             (7,000)                                    99%

Crockett Manor, Ltd.                            156,000            (14,000)                                    99%

Crockett Manor Senior Citizens
Complex, Ltd.                                   142,000               1,000                                    99%

Delta Manor, L.P.                               154,000            (45,000)                                    99%

Eupora Apartments, L.P.                         131,000            (15,000)                                    99%

Fairview Village V, Limited
Partnership                                      71,000            (14,000)                                    99%


Fox Lake Manor Limited Partnership               27,000            (12,000)                                    99%

Ft. Deposit Housing, Ltd.                        83,000            (12,000)                                    99%

Gulf Coast Apartments, L.P.                     226,000            (17,000)                                    99%



                                   --------------------------------------------------------------------------------
                                                        For the year ended December 31, 2002
                                   --------------------------------------------------------------------------------
                                                                                              Low Income
                                                                                           Housing Credits
                                                                                             Allocated to
           Partnership Name             Rental Income      Net Income/(loss)                 Partnership
-------------------------------------------------------------------------------------------------------------------
Gulf Coast Apartments of Long
Beach, L.P.                                     229,000            (19,000)                                    99%

Heritage Colonial Homes, L.P.                    69,000            (19,000)                                    99%


HOI Limited Partnership of Benson               208,000            (24,000)                                    99%


HOI Limited Partnership of Dallas               234,000            (66,000)                                    99%


HOI Limited Partnership of Dunn                 124,000            (51,000)                                    99%

HOI Limited Partnership of Kings
Mt.                                             162,000            (23,000)                                    99%

HOI Limited Partnership of Lee                  318,000            (63,000)                                    99%


HOI Limited Partnership of Sanford              240,000            (27,000)                                    99%


HOI Limited Partnership of Selma                248,000            (10,000)                                    99%

Killbuck Limited Partnership                     82,000            (22,000)                                    99%

Lake Ridge Apartments, L.P.                     149,000            (54,000)                                    99%

Levelland Manor, L.P.                           127,000            (25,000)                                    99%

Logan Park Associates Limited
Partnership                                     421,000            (26,000)                                    99%

Meadow Run Associates Limited
Partnership                                     168,000            (60,000)                                    99%

Oakdale Senior Housing Limited
Partnership                                     353,000           (237,000)                                    99%

Orange Beach Housing, Ltd.                      116,000            (25,000)                                    99%

Parks I Limited Partnership                     210,000            (24,000)                                    99%

Post Manor, L.P.                                 75,000            (23,000)                                    99%

Red Bud Associates I, a Limited
Partnership                                      67,000            (16,000)                                    99%




                                   --------------------------------------------------------------------------------
                                                        For the year ended December 31, 2002
                                   --------------------------------------------------------------------------------
                                                                                              Low Income
                                                                                           Housing Credits
                                                                                             Allocated to
           Partnership Name             Rental Income      Net Income/(loss)                 Partnership
-------------------------------------------------------------------------------------------------------------------
Steeleville Associates I, a
Limited Partnership                              56,000            (15,000)                                    99%

Tanglewood Limited Partnership                  115,000            (22,000)                                    99%

Village Lane Properties, a
Limited Partnership                             173,000            (21,000)                                    99%


Whitted Forest Limited Partnership              181,000            (29,000)                                    99%

Wilcam Housing, Ltd.                             74,000            (13,000)                                    99%

Wills Point Manor, L.P.                          85,000            (24,000)                                    99%

Windmere Associates Limited
Partnership                                     173,000            (38,000)                                    99%

Woodlands Apartments, L.P.                      162,000            (44,000)                                    99%

Woodview Limited Partnership                    161,000            (27,000)                                    99%
                                            -----------        ------------
                                            $ 6,906,000        $(1,351,000)                                    99%
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

(b)  At March 31, 2003, there were 1,040 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2003.

Item 5b.

NOT APPLICABLE

Item 6. Selected  Financial Data
Selected  balance  sheet  information  for the Partnership is as follows:

                                                          March 31                               December 31
                              -----------------------------------------------------------------  ------------
                                 2003         2002          2001         2000         1999          1998
                              -----------   ----------   -----------  -----------  ------------  ------------
ASSETS
Cash and cash equivalents   $    251,056  $   294,946  $    310,526 $    330,386 $     335,746 $     338,486
Investments in limited
  partnerships, net            1,358,412    1,816,995     2,387,646    3,533,290     4,556,343     4,811,538
                              -----------   ----------   -----------  -----------  ------------  ------------
                            $  1,609,468  $ 2,111,941  $  2,698,172 $  3,863,676 $   4,892,089 $   5,150,024
                              ===========   ==========   ===========  ===========  ============  ============
LIABILITIES
Payables to limited
  partnerships              $          -  $         -  $     50,818 $     50,818 $      50,818 $      50,818
Accrued fees and expenses
  due to General Partner
  and affiliates               2,392,085    2,122,532     1,850,328    1,581,300     1,295,236     1,225,414

PARTNERS' (DEFICIT) EQUITY      (782,617)     (10,591)      797,026    2,231,558     3,546,035     3,873,792
                              -----------   ----------   -----------  -----------  ------------  ------------
                            $  1,609,468  $ 2,111,941  $  2,698,172 $  3,863,676 $   4,892,089 $   5,150,024
                              ===========   ==========   ===========  ===========  ============  ============


Selected results of operations, cash flows, and other information for the Partnership are as follows:

                                                                                                           For the
                                    For the Years Ended March 31                For the Three Months      Year Ended
                                                                                   Ended March 31        December 31
                          --------------------------------------------------  -------------------------  -------------
                             2003         2002         2001         2000         1999         1998           1998
                          -----------  -----------  -----------   ----------   ----------   ----------   -------------
                                                                                            (Unaudited)

Loss from operations    $   (362,294) $  (312,218)$   (353,285)$   (354,817)$    (96,591)$    (86,217)$      (360,770)
Equity in losses of
   limited
  partnerships              (409,732)    (495,399)  (1,081,247)    (959,660)    (231,166)    (292,600)     (1,047,939)
                          -----------  -----------  -----------   ----------   ----------   ----------   -------------
Net loss                $   (772,026) $  (807,617)$ (1,434,532)$ (1,314,477)$   (327,757)$   (378,817)$    (1,408,709)
                          ===========  ===========  ===========   ==========   ==========   ==========   =============
Net loss allocated to:
   General partner      $     (7,720) $    (8,076)$    (14,345)$    (13,145)$     (3,278)$     (3,788)$       (14,087)
                          ===========  ===========  ===========   ==========   ==========   ==========   =============
   Limited partners     $   (764,306) $  (799,541)$ (1,420,187)$ (1,301,332)$   (324,479)$   (375,029)$    (1,394,622)
                          ===========  ===========  ===========   ==========   ==========   ==========   =============

Net loss per limited
  partner unit          $     (50.95) $    (53.30)$     (94.68)$     (86.76)$     (21.63)$     (25.00)$        (92.97)
                          ===========  ===========  ===========   ==========   ==========   ===========  =============
Outstanding weighted
  limited partner units       15,000       15,000       15,000       15,000       15,000       15,000          15,000
                          ===========  ===========  ===========   ==========   ==========   ==========   =============

                                                                                                           For the
                                    For the Years Ended March 31                For the Three Months      Year Ended
                                                                                   Ended March 31        December 31
                          --------------------------------------------------  -------------------------  -------------
                             2003         2002         2001         2000         1999         1998           1998
                          -----------  -----------  -----------   ----------   ----------   ----------   -------------
                                                                                           (Unaudited)
Net cash provided by
  (used in):
  Operating activities  $    (63,801)$    (14,092)$    (37,009)$    (21,505)$    (14,957)$       (463)$      (11,507)
  Investing activities        19,911       (1,488)      17,149       16,145       12,217       11,569         16,625
                          -----------  -----------  -----------   ----------   ----------   ----------   ------------
Net change in cash and
  cash equivalents           (43,890)     (15,580)     (19,860)      (5,360)      (2,740)      11,106          5,118

Cash and cash
  equivalents,
  beginning of period        294,946      310,526      330,386      335,746      338,486      333,368        333,368
                          -----------  -----------  -----------   ----------   ----------   ----------   ------------

Cash and cash
  equivalents,
  end of period         $    251,056 $    294,946 $    310,526  $   330,386  $   335,746  $   344,474  $     338,486
                          ===========  ===========  ===========   ==========   ==========   ==========   ============

Low Income Housing Credit per Unit was as follows for the years ended December 31:

                              2002             2001                 2000              1999             1998
                          -------------   ---------------      ---------------    -------------    --------------

Federal                 $          136  $            157     $            157   $          157   $           157
State                                -                 -                    -                -                 -
                          -------------   ---------------      ---------------    -------------    -------------

Total                   $          136  $            157     $            157   $          157   $           157
                          =============   ===============      ===============    =============    ==============

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

Critical Accounting Policies and Certain Risks and Uncertainties

The Company believes that the following discussion addresses the Partnership's most significant accounting policies, which are the most critical to aid in fully understanding and evaluating the Company's reported financial results, and certain of the Partnership's risks and uncertainties.

Use of Estimates

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

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made or distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by a comparison of the carrying amount to future undiscounted net cash flows expected to be generated. If an investment is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds fair value. The accounting policies of the Local Limited Partnerships are generally consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years.

Equity in losses of the Local Limited Partnerships for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership for each three-month period ended March 31. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of the Local Limited Partnerships are recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

Income Taxes

No provision for income taxes has been recorded in the financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

Certain Risks and Uncertainties

An investment in the Partnership and the Partnership's investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership's investments. Some of those risks include the following:

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credit s and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining Low Income Housing Credits, a fractional recapture of prior Low Income Housing Credits and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Investors may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual investors will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

To date, certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.

Financial Condition

The Partnership's assets at March 31, 2003 consisted primarily of $251,000 in cash and aggregate investments in the forty-eight Local Limited Partnerships of $1,358,000. Liabilities at March 31, 2003 primarily consisted of $2,392,000 of accrued annual management fees and operating expenses due to the General Partner.

Results of Operations

Year Ended March 31, 2003 Compared to Year Ended March 31, 2002. The Partnership's net loss for the year ended March 31, 2003 was $(772,000), reflecting a decrease of $36,000 from the net loss experienced for the year ended March 31, 2002. The decline in net loss is due to a reduction in the equity in losses of Local Limited Partnerships by $85,000. The decrease in equity in losses of Local Limited Partnerships is primarily due to the Partnership not recognizing certain losses of Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at March 31, 2003. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. The decrease in equity in losses of limited partnerships is offset by an increase in loss from operations by $50,000 due to a decrease in total income by $46,000 and an increase in operating expenses by $4,000.

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

Liquidity and Capital Resources

Year Ended March 31, 2003 Compared to Year Ended March 31, 2002. Net cash used during the year ended March 31, 2003 was $(44,000), compared to a net cash decrease for the year ended March 31, 2002 of $(16,000). The change was due primarily to an increase of $49,000 in net cash used by operating activities, which was offset by an increase of $16,000 in distributions.

Year Ended March 31, 2002 Compared to Year Ended March 31, 2001. Net cash used during the year ended March 31, 2002 was $(16,000), compared to net cash decrease for the year ended March 31, 2001 of $(20,000). The change was due primarily to an increase in reporting fees, offset by a decrease in interest and distribution income along with an additional investment in limited partnerships.

During the years ended March 31, 2003, 2002 and 2001, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $270,000, 272,000 and $269,000, respectively. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2002, to be sufficient to meet all currently foreseeable future cash requirements. This excludes amounts owed to Associates by the Partnership disclosed below.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of March 31, 2003:

                                   2004         2005       2006       2007        2008     Thereafter       Total

                                -----------   ---------  ---------  ---------   ---------  ------------  -------------

Asset Management Fees (1)     $  2,688,911  $  299,028 $  299,028 $  299,028  $ 299,028  $  12,559,176 $   16,444,199
Capital Contributions
   Payable to Lower Tier
   Partnerships                          -           -          -          -           -             -              -
                                -----------   ---------  ---------  ---------   ---------  ------------  -------------
Total contractual cash
   obligations                $  2,688,911  $  299,028 $  299,028 $  299,028  $  299,028 $  12,559,176 $   16,444,199
                                ===========   =========  =========  =========   =========  ============  =============

(1) Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2050. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2050. Amounts due to the General Partners as of March 31, 2003 have been included in the 2004 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

For additional information on our Asset Management Fees, see Note 3 to the financial statements included elsewhere herein.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, we are continuing our review of the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. Our review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the investors from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, we expect to proceed with efforts to liquidate those properties. Our objective is to maximize the investors' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to investors. To date no properties in the Partnership have been selected.

Impact of New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the Partnerhip's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This standard was effective for the Partnership's financial statements beginning January 1, 2002. The implementation of SFAS No. 144 did not have a material impact on the Partnership's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, "Accounting for Leases." The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The statement is effective for certain lease transactions occurring after May 15, 2002 and all other provisions of the statement shall be effective for financial statements issued on or after May 15, 2002. The implementation of SFAS No. 145 did not have a material impact on the Partnership's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which updates accounting and reporting standards for personnel and operational restructurings. The Partnership adopted SFAS No. 146 for exit, disposal or other restructuring activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Partnership's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others." The adoption of FIN 45 did not have a material impact on the Partnership's finacial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The adoption of SFAS No. 148 did not have a material effect on the Partnership's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The adoption of FIN 46 did not have a material impact on the Partnership's financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
WNC Housing Tax Credit Fund III, L.P.

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund III, L.P. (a California Limited Partnership) (the "Partnership") as of March 31, 2003 and 2002, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended March 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 58% and 59% of the total assets of the Partnership at March 31, 2003 and 2002, respectively, and 58%, 64% and 59% of the Partnership's equity in losses of limited partnerships for the years ended March 31, 2003, 2002 and 2001, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund III, L.P. (a California Limited Partnership) as of March 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended March 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.




                                                  /s/  BDO SEIDMAN, LLP

Costa Mesa, California
June 24, 2003

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                                                                                March 31
                                                                      ------------------------------

                                                                          2003            2002
                                                                      -------------   --------------

ASSETS

Cash and cash equivalents                                           $      251,056  $       294,946
Investments in limited partnerships, net (Notes 2 and 3)                 1,358,412        1,816,995
                                                                      -------------   --------------

                                                                    $    1,609,468  $     2,111,941
                                                                      =============   ==============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Accrued fees and expenses due to General
     Partner and affiliates (Note 3)                                $    2,392,085  $     2,122,532
                                                                      =============   ==============
Commitments and contingencies

Partners' equity (deficit):
   General partner                                                         (48,347)         (40,627)
   Limited partners (15,000 units authorized;
     15,000 units issued and outstanding)                                 (734,270)          30,036
                                                                      -------------   --------------

     Total partners' deficit                                              (782,617)         (10,591)
                                                                      -------------   --------------

                                                                    $    1,609,468  $     2,111,941
                                                                      =============   ==============

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS




                                                         For the Years Ended March 31
                                                  --------------------------------------------

                                                     2003            2002            2001
                                                  ------------    ------------   -------------

Interest income                                 $       4,018   $       8,115  $       18,117
Reporting fee income                                    1,883          38,691               -
Distribution income                                         -           4,870          12,220
                                                  ------------    ------------   -------------
     Total income                                       5,901          51,676          30,337
                                                  ------------    ------------   -------------
Operating expenses:
   Amortization (Notes 2 and 3)                        28,940          25,922          47,248
   Asset management fees (Note 3)                     299,028         299,028         299,028
   Other                                               40,227          38,944          37,346
                                                  ------------    ------------   -------------
     Total operating expenses                         368,195         363,894         383,622
                                                  ------------    ------------   -------------
Loss from operations                                 (362,294)       (312,218)       (353,285)

Equity in losses of limited
  partnerships (Note 2)                              (409,732)       (495,399)     (1,081,247)
                                                  ------------    ------------   -------------

Net loss                                        $    (772,026)  $    (807,617)$    (1,434,532)
                                                  ============    ============   =============

Net loss allocated to:
   General partner                              $      (7,720)  $      (8,076)$       (14,345)
                                                  ============    ============   =============

   Limited partners                             $    (764,306)  $    (799,541)$    (1,420,187)
                                                  ============    ============   =============

Net loss per limited partnership unit           $      (50.95)  $      (53.30)$        (94.68)
                                                  ============    ============   =============

Outstanding weighted limited partner units             15,000          15,000          15,000
                                                  ============    ============   =============

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                For The Years Ended March 31, 2003, 2002 and 2001


                                                               General             Limited             Total
                                                               Partner             Partners
                                                            ---------------     ---------------    ---------------

Partners' equity (deficit) at March 31, 2000              $        (18,206)   $      2,249,764   $      2,231,558

Net loss                                                           (14,345)         (1,420,187)        (1,434,532)
                                                            ---------------     ---------------    ---------------

Partners' equity (deficit) at March 31, 2001                       (32,551)            829,577            797,026

Net loss                                                            (8,076)           (799,541)          (807,617)
                                                            ---------------     ---------------    ---------------

Partners' equity (deficit) at March 31, 2002                       (40,627)             30,036            (10,591)

Net loss                                                            (7,720)           (764,306)          (772,026)
                                                            ---------------     ---------------    ---------------

Partners' deficit at March 31, 2003                       $        (48,347)   $       (734,270)  $       (782,617)
                                                            ===============     ===============    ===============

                 See accompanying notes to financial statements
                                       24

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS




                                                              For the Years Ended
                                                                   March 31
                                                ------------------------------------------------

                                                    2003             2002             2001
                                                -------------    -------------    --------------

Cash flows from operating activities:
   Net loss                                   $     (772,026) $      (807,617)$      (1,434,532)
   Adjustments to reconcile net loss to
     net    cash    used   in    operating
     activities:
     Amortization                                     28,940           25,922            47,248
     Equity in losses of limited
       partnerships                                  409,732          495,399         1,081,247
     Increase in accrued fees and
       expenses due to General Partner
       and affiliates                                269,553          272,204           269,028
                                                -------------    -------------    --------------

Net cash used in operating activities                (63,801)         (14,092)          (37,009)
                                                -------------    -------------    --------------

Cash flows from investing activities:
   Investments in limited partnerships                     -           (5,000)                -
   Distributions from limited
     partnerships                                     19,911            3,512            17,149
                                                -------------    -------------    --------------

Net cash provided (used) by
   investing activities                               19,911           (1,488)           17,149
                                                -------------    -------------    --------------

Net decrease in cash and
  cash equivalents                                   (43,890)         (15,580)          (19,860)

Cash and cash equivalents, beginning
  of period                                          294,946          310,526           330,386
                                                -------------    -------------    --------------

Cash and cash equivalents, end of
  period                                      $      251,056   $      294,946   $       310,526
                                                =============    =============    ==============

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
     Taxes paid                               $          800   $          800   $           800
                                                =============    =============    ==============

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Organization
------------

WNC Housing Tax Credit Fund III, L.P., a California Limited Partnership (the "Partnership"), was formed on May 10, 1991 under the laws of the State of California. The Partnership was formed to invest primarily in other limited partnerships (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complexes") that are eligible for low income housing credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

WNC & Associates, Inc., a California corporation ("WNC"), and Wilfred N. Cooper, Sr., are general partners of the Partnership (the "General Partners"). The chairman and president own substantially all of the outstanding stock of WNC. The business of the Partnership is conducted primarily through WNC, as the Partnership has no employees of its own.

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

Risks and Uncertainties
-----------------------

An investment in the Partnership and the Partnership's investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership's investments. Some of those risks include the following:

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credit s and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

                     WNC HOUSING TAX CREDITS FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2003, 2002 and 2001




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining Low Income Housing Credits, a fractional recapture of prior Low Income Housing Credits and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Investors may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual investors will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Exit Strategy
-------------

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, the Partnership is continuing to review the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. The Partnership's review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the investors from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The Partnership's objective is to maximize the investors' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to investors. To date no properties in the Partnership have been selected.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Method of Accounting for Investments in Limited Partnerships
------------------------------------------------------------

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by a comparison of the carrying amount to future undiscounted net cash flows expected to be generated. If an investment is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds fair value. The accounting policies of the Local Limited Partnership's are generally consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (See Notes 2 and 3).

Equity in losses from Local Limited Partnerships for the years ended March 31, 2003, 2002 and 2001 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships and on three months of results estimated by management at the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (See Note 3).

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of March 31, 2003 and 2002, the Partnership had cash equivalents of $0 and $12,288, respectively.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Concentration of Credit Risk
----------------------------

At March 31, 2003, the Partnership has maintained cash balances at a certain financial institution in excess of the maximum federally insured amounts.

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

New Accounting Pronouncements
-----------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the Partnerhip's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This standard was effective for the Partnership's financial statements beginning January 1, 2002. The implementation of SFAS No. 144 did not have a material impact on the Partnership's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, "Accounting for Leases." The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The statement is effective for certain lease transactions occurring after May 15, 2002 and all other provisions of the statement shall be effective for financial statements issued on or after May 15, 2002. The implementation of SFAS No. 145 did not have a material impact on the Partnership's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which updates accounting and reporting standards for personnel and operational restructurings. The Partnership adopted SFAS No. 146 for exit, disposal or other restructuring activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Partnership's financial position or results of operations.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others." The adoption of FIN 45 did not have a material impact on the Partnership's finacial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The adoption of SFAS No. 148 did not have a material effect on the Partnership's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The adoption of FIN 46 did not have a material impact on the Partnership's financial position or results of operations.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

For all periods presented, the Partnership had acquired limited partnership interests in forty-eight Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 1,685 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as reflected in the balance sheets at March 31, 2003 and 2002, are approximately $3,931,000 and $2,946,000, respectively, greater than the Partnership's combined equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses, as discussed below, and acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the losses recorded by the Partnership for the three month period ended March 31.

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

Distributions from the Local Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

At March 31, 2003 and 2002, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the years ended March 31, 2003, 2002 and 2001 amounting to approximately $928,000, $823,000 and $329,000, respectively, have not been recognized. As of March 31, 2003, the aggregate share of net losses not recognized by the Partnership amounted to $3,158,000.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                                   For the Years Ended
                                                                                        March 31
                                                                     ------------------------------------------------

                                                                         2003             2002             2001
                                                                     -------------    --------------   --------------

Investments per balance sheet, beginning of period                 $    1,816,995   $     2,387,646  $     3,533,290
Capital contributions paid                                                      -             5,000                -
Capital contributions payable to limited partnerships                           -           (50,818)               -
Equity in losses of limited partnerships                                 (409,732)         (495,399)      (1,081,247)
Distributions received from limited partnerships                          (19,911)           (3,512)         (17,149)
Amortization of paid acquisition fees and costs                           (28,940)          (25,922)         (47,248)
                                                                     -------------    --------------   --------------

Investments per balance sheet, end of period                       $    1,358,412   $     1,816,995  $     2,387,646
                                                                     =============    ==============   ==============

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

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                     2002               2001
                                                                                ---------------    ---------------

ASSETS

Buildings and improvements, net of accumulated
  depreciation for 2002 and 2001 of $18,503,000 and
  $16,668,000, respectively                                                   $     42,602,000   $     44,297,000
Land                                                                                 4,173,000          4,100,000
Due from related parties                                                                     -              3,000
Other assets                                                                         5,329,000          5,207,000
                                                                                ---------------    ---------------

                                                                              $     52,104,000   $     53,607,000
                                                                                ===============    ===============

LIABILITIES

Mortgage loans payable                                                        $     48,614,000   $     48,907,000
Due to related parties                                                               3,004,000          2,987,000
Other liabilities                                                                      924,000            905,000
                                                                                ---------------    ---------------

                                                                                    52,542,000         52,799,000
                                                                                ---------------    ---------------

PARTNERS' CAPITAL (DEFICIT)

WNC Housing Tax Credit Fund III, L.P.                                               (2,573,000)        (1,129,000)
Other partners                                                                       2,135,000          1,937,000
                                                                                ---------------    ---------------

                                                                                      (438,000)           808,000
                                                                                ---------------    ---------------

                                                                              $     52,104,000   $     53,607,000
                                                                                ===============    ===============

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 2002               2001                2000
                                                            ---------------    ---------------     ---------------

Revenues                                                  $      7,088,000   $      6,968,000    $      6,616,000
                                                            ---------------    ---------------     ---------------

Expenses:
   Operating expenses                                            4,811,000          4,513,000           4,352,000
   Interest expense                                              1,760,000          1,894,000           1,783,000
   Depreciation and amortization                                 1,868,000          1,898,000           1,902,000
                                                            ---------------    ---------------     ---------------

     Total expenses                                              8,439,000          8,305,000           8,037,000
                                                            ---------------    ---------------     ---------------

Net loss                                                  $     (1,351,000) $      (1,337,000)   $     (1,421,000)
                                                            ===============    ===============     ===============

Net loss allocable to the Partnership                     $     (1,338,000) $      (1,323,000)   $     (1,407,000)
                                                            ===============    ===============     ===============

Net loss recorded by the Partnership                      $       (410,000) $        (495,000)   $     (1,081,000)
                                                            ===============    ===============     ===============

Certain Local Limited Partnerships have incurred significant operating losses and over 35% have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or their affiliates for the following items:

          Acquisition fees not to exceed 9% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,350,000. Accumulated amortization of these capitalized costs was $1,038,126 and $875,167 as of March 31, 2003 and 2002, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2003, $134,019, $106,359 and $391,520 of the related expense was reflected as equity in losses of limited partnerships during the years ended March 31, 2003, 2002 and 2001, respectively, to reduce the respective net acquisition fee component of investments in local limited partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001



NOTE 3 - RELATED PARTY TRANSACTIONS, continued

          Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.6% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $67,423, which have been included in investments in limited partnerships. Accumulated amortization was $67,423, as of March 31, 2003 and 2002. Of the accumulated amortization recorded on the balance sheet at March 31, 2003, $0, $0 and $50,037 of the related expense was reflected as equity in losses of limited partnerships during the years ended March 31, 2003, 2002 and 2001, respectively, to reduce the respective net acquisition cost component of investments in local limited partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

          An annual asset management fee equal to 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Management fees of $299,028 were incurred during each of the years ended March 31, 2003, 2002 and 2001; of which $30,000, $28,500 and $30,000 were paid during the years ended March 31, 2003, 2002 and 2001, respectively.

          A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2002 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to General Partner and affiliates consist of the following at:

                                                                           March 31
                                                                 -----------------------------

                                                                    2003             2002
                                                                 ------------     ------------

Advances from WNC                                              $       2,202    $       1,677
Asset management fee payable                                       2,389,883        2,120,855
                                                                 ------------     ------------

                                                               $   2,392,085    $   2,122,532
                                                                 ============     ============

The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

NOTE 4 - INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001



NOTE 5 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31, 2003 and 2002:

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2003

Income                                $          1,000    $          8,000   $          3,000    $         (6,000)

Operating expenses                             (91,000)            (98,000)           (86,000)            (93,000)

Equity in losses of limited
     partnerships                              (68,000)            (75,000)           (67,000)           (200,000)

Net loss                                      (158,000)           (165,000)          (150,000)           (299,000)

Loss available to limited partners            (157,000)           (163,000)          (149,000)           (295,000)

Loss per limited partner unit                      (10)                (11)               (10)                (20)

               2002

Income                                $          3,000    $         20,000   $          1,000    $         28,000

Operating expenses                             (90,000)           (100,000)           (88,000)            (86,000)

Equity in losses of limited
     partnerships                             (122,000)           (203,000)          (131,000)            (40,000)

Net loss                                      (209,000)           (283,000)          (218,000)            (98,000)

Loss available to limited partners            (207,000)           (280,000)          (215,000)            (97,000)

Loss per limited partner unit                      (14)                (19)               (15)                 (6)


Item  9.  Changes  in and  Disagreements  With  Accountants  on  Accounting  and
Financial Disclosure

NOT APPLICABLE

UNIT III.

Item 10. Directors and Executive Officers of the Registrant

(a)  Identification of Directors,  (b) Identification of Executive Officers, (c)
     Identification of Certain Significant Employees, (d) Family Relationships, and (e) Business Experience

The  Partnership has no directors,  executive  officers or employees of its own.
The following biographical information is presented for the directors, executive
officers  and   significant   employees  of  Associates,   which  has  principal
responsibility for the Partnership's affairs.

Associates is a California corporation which was organized in 1971. Its officers and significant employees are:
Wilfred N. Cooper, Sr.                Chairman of the Board
Wilfred N. Cooper, Jr.                President and Chief Executive Officer
David N. Shafer, Esq.                 Executive Vice President and Director of Asset Management
Sylvester P. Garban                   Senior Vice President - Institutional Investments
David C. Turek                        Senior Vice President - Originations
Thomas J. Riha, CPA                   Vice President - Chief Financial Officer
Michael J. Gaber                      Vice President - Acquisitions
Diemmy T. Tran                        Vice President - Portfolio Management
J. Brad Hurlbut                       Director of Syndications

In addition to Wilfred N. Cooper,  Sr., the directors of Associates  are Wilfred
N. Cooper, Jr., David N. Shafer, and Kay L. Cooper. The principal shareholder of Associates is a trust established by Wilfred N. Cooper, Sr.

Wilfred N. Cooper, Sr., age 72, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives. Mr. Cooper is a Life Director of the National Association of Home Builders and a National Trustee for NAHB's Political Action Committee, and the Chairman of NAHB's Multifamily Council. He is a Director of the National Housing Conference and a member of NHC's Executive Committee, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 40, is President, Chief Executive Officer, Secretary and a Director and a member of the Acquisition Committee of Associates. He is President of, and a registered principal with, WNC Capital Corporation, and is a Director of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable Housing Finance and LIHC Monthly Report, a Steering Member of the Housing Credit Group of the National Association of Home Builders, an Alternate Director of NAHB, a member of the Advisory Board of the New York State Association for Affordable Housing and a member of the Urban Land Institute. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 50, is Executive Vice President, a Director, Director of Asset Management and a member of the Acquisition Committee of Associates, and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Sylvester P. Garban, age 57, is Senior Vice President - Institutional Investments of Associates Mr. Garban has been involved in real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice President with MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

David C. Turek, age 48, is Senior Vice President - Originations of Associates. His experience with real estate investments and finance has continued since 1976, and he has been employed by Associates since 1996. Previously, from 1995 to 1996, Mr. Turek served as a consultant for a national tax credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of tax credit properties. From 1992 to 1995 he served as Executive Vice President for Levcor, Inc., a multi-family development company, and from 1990 to 1992 he served as Vice President for the Paragon Group where he was responsible for tax credit development activities. He is a Director of the National Housing and Rehabilitation Association, the Rural Rental Housing Association of Texas, and the Alabama Council of Affordable Rental Housing. Mr. Turek graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Thomas J. Riha, age 47, is Vice President - Chief Financial Officer and a member of the Acquisition Committee of Associates and President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. He is a Director of the Task Force on Housing Credit Certification of the National Association of Home Builders. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Michael J. Gaber, age 37, is Vice President - Acquisitions and a member of the Acquisition Committee of Associates. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Diemmy T. Tran, age 37, is Vice President - Portfolio Management of Associates. She is responsible for overseeing portfolio management and investor reporting for all WNC funds, and for monitoring investment returns for all WNC institutional funds. Ms. Tran has been involved in real estate asset management and finance activities for 12 years. Prior to joining Associates in 1998, Ms. Tran served as senior asset manager for a national Tax Credit sponsor and as an asset specialist for the Resolution Trust Corporation where she was responsible for the disposition and management of commercial loan and REO portfolios. Ms. Tran is licensed as a California real estate broker. She graduated from California State University, Northridge in 1989 with a Bachelor of Science degree in finance and a minor in real estate.

J. Brad Hurlbut, age 43, is Director of Syndications of Associates. He is responsible for the financial structuring of WNC's institutional funds. Mr. Hurlbut has 20 years of experience in real estate investment and development. Prior to joining WNC in 2000, he served as corporate controller for Great Western Hotels Corporation. Mr. Hurlbut has been an enrolled agent licensed to practice before the IRS since 1984. He graduated from the University of Redlands in 1981 with a Bachelor of Science degree in business management and from California State University, Fullerton in 1985 with a Master of Science degree in taxation.

Kay L. Cooper, age 66, is a Director of Associates. Mrs. Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

(f)  Involvement in Certain Legal Proceedings

     Inapplicable.

(g)  Promoters and Control Persons

     Inapplicable.

(h)  Audit Committee Financial Expert

     Neither the Partnership nor Associates has an audit committee.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" is defined as the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $299,028, were incurred during each of the years ended March 31, 2003, 2002 and 2001. The Partnership paid the General Partner or its affiliates, $30,000, $28,500 and $30,000, of those fees during the years ended March 31, 2003, 2002 and 2001, respectively.

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

(c) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $30,000, $24,000 and $23,000 during the years ended March 31, 2003, 2002 and 2001, respectively.

(d) Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Credits, which approximated $24,000 for the General Partner for each of the years ended December 31, 2002, 2001 and 2000. The General Partner is also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the years ended March 31, 2003, 2002 and 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)  Securities Authorized for Issuance Under Equity Compensation Plans

     Inapplicable.

(b)  Security Ownership of Certain Beneficial Owners

     No person is known to own beneficially in excess of 5% of the outstanding Units.

(c)  Security Ownership of Management

     Neither the General Partner, its affiliates, nor any of the officers or directors of the General Partner or its affiliates own directly or beneficially any Units in the Partnership.

(d)  Changes in Control

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

Item 13. Certain Relationships and Related Transactions

The General Partner manages all of the Partnership's affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner's interest in the Partnership, as discussed in Item 11 and in the notes to the Partnership's financial statements.

Item 14. Controls and Procedures

Associates, on behalf of the Partnership, maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their most recent evaluation, which was completed within 90 days of the filing of this Annual Report on Form 10-K, our Principal Executive Officer and Principal Financial Officer believe that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There were no significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation.

UNIT IV.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements

(a)(1) Financial statements included in Part II hereof:

       Report of Independent  Certified Public Accountants
       Balance Sheets, March 31, 2003 and 2002
       Statements of Operations for the years ended March 31, 2003,  2002 and
         2001
       Statements  of Partners'  Equity  (Deficit) for the years ended March 31,
         2003,  2002 and 2001

       Statements  of Cash Flows for the  years  ended  March  31,  2003,  2002 and 2001
       Notes to  Financial Statements

(a)(2) Financial statement schedules included in Part IV hereof:

       Report of Independent Certified Public Accountants on Financial Statement Schedules
       Schedule III - Real Estate Owned by Local Limited Partnerships

(b)    Reports on Form 8-K.

       None

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

10.2 Amendedand Restated Agreement of Limited Partnership of Windemere Associates Limited Partnership filed as exhibit 10.12 to Post-Effective Amendment No. 9 dated March 31, 1993 is hereby incorporated herein by reference as exhibit 10.2.

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

10.37 Amended and Restated Agreement of Limited Partnership of Steeleville Associates I, a limited Partnership filed as exhibit 10.7 to form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 10.37.

10.38 Amended and Restated Agreement of Limited Partnership of Wills Point Manor, L.P. filed as exhibit 10.8 to form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 10.38.

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

99.1   Certification  of the Principal  Executive  Officer pursuant to 18 U.S.C.
       section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

99.2   Certification  of the Principal  Financial  Officer pursuant to 18 U.S.C.
       section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

99.3 Financial Statements of Whitted Forest Limited Partnership, as of and for the years ended December 31, 2001 and 2000 together with Independent
       Auditors Report thereon; filed as exhibit 99.3 on form 10-K dated March 31, 2002; a significant subsidiary of the Partnership.

99.4 Financial Statements of Whitted Forest Limited Partnership, as of and for the years ended December 31, 2002 and 2001 together with Independent
       Auditors Report thereon; a significant subsidiary of the Partnership. (filed herewith)

(d) Financial statement schedules follow, as set forth in subsection (a)(2) hereof.

       Report of Independent Certified Public Accountants on Financial Statement Schedules



To the Partners
WNC Housing Tax Credit Fund III, L.P.


The audits referred to in our report dated June 24, 2003, relating to the 2003, 2002 and 2001 financial statements of WNC Housing Tax Credit Fund III, L.P. (the "Partnership"), which are contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules listed in item 15(a)2, are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.




                                              /s/  BDO SEIDMAN, LLP

Costa Mesa, California
June 24, 2003

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2003                            As of December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                               Original Investment   Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Beaumont
Elderly
Housing,                  Beaumont,
L.P.                      Mississippi        $  229,000       $ 229,000        $  922,000  $  1,310,000      $ 252,000   $ 1,058,000

Brownfield
Seniors
Community,                Brownfield,
Ltd.                      Texas                 147,000         147,000           707,000       841,000        176,000       665,000

Buffalo
Apartments,               Buffalo,
Ltd.                      Texas                  91,000          91,000           406,000       600,000        136,000       464,000

Cambridge
Court
Associates
Limited                   Grottoes,
Partnership               Virginia              254,000         254,000         1,311,000     1,652,000        440,000     1,212,000

Candleridge
Apartments of             Bondurant,
Bondurant L.P.            Iowa                   99,000          99,000           590,000       806,000        280,000       526,000

Candleridge
Apartments
of Waukee                 Waukee,
L.P.                      Iowa                  101,000         101,000           644,000       828,000        263,000       565,000

Carlinville
Associates                Carlinville,
I, L.P.                   Illinois              105,000         105,000           496,000       545,000        143,000       402,000


Cherokee                  Cedar
Housing,                  Bluff,
Ltd.                      Alabama               110,000         110,000           616,000       743,000        207,000       536,000

Chester
Associates
I, a Limited              Chester,
Partnership               Illinois              159,000         159,000           686,000     1,011,000        359,000       652,000

Clinton
Terrace
Apartments,               Albany,
Ltd.                      Kentucky              138,000         138,000           760,000       931,000        274,000       657,000

Coffeeville
Housing,                  Coffeeville,
Ltd.                      Alabama               103,000         103,000           538,000       663,000        198,000       465,000

Coosa
County
Housing,                  Rockford,
Ltd.                      Alabama               103,000         103,000           554,000       690,000        202,000       488,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003


                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2003                            As of December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                               Original Investment   Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Crockett                  Crockett,
Manor, Ltd.               Texas                 184,000         184,000           880,000     1,184,000        274,000       910,000

Crockett
Manor
Senior
Citizens                  Crockett,
Complex, Ltd.             Texas                 203,000         203,000         1,012,000     1,350,000        262,000     1,088,000

Delta                     Techula,
Manor, L.P.               Mississippi           227,000         227,000         1,225,000     1,553,000        584,000       969,000

Eupora                    Eupora,
Apartments, L.P.          Mississippi           138,000         138,000         1,194,000     1,421,000        370,000     1,051,000

Fairview
Village V,
Limited                   Carroll,
Partnership               Iowa                  119,000         119,000           584,000       785,000        232,000       553,000

Fox Lake
Manor
Limited                   Fox Lake,
Partnership               Wisconsin
                                                 84,000          84,000           369,000       394,000        167,000       227,000
Ft. Deposit               Fort Deposit,
Housing, Ltd.             Alabama               127,000         127,000           698,000       865,000        256,000       609,000

Gulf Coast                Gulfport,
Apartments, L.P.          Mississippi           320,000         320,000         1,409,000     1,889,000        670,000     1,219,000

Gulf Coast
Apartments
of Long                   Long Beach,
Beach, L.P.               Mississippi           315,000         315,000         1,425,000     1,911,000        668,000     1,243,000

Heritage
Colonial                  Blackshear,
Homes, L.P.               Georgia               115,000         115,000           521,000       752,000        186,000       566,000

HOI Limited               Benson,
Partnership               North
of Benson                 Carolina              269,000         269,000         1,162,000     1,700,000        464,000     1,236,000

HOI Limited               Dallas,
Partnership               North
of Dallas                 Carolina              366,000         366,000         1,681,000     2,293,000        667,000     1,626,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003


                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2003                            As of December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                               Original Investment   Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
HOI Limited               Dunn,
Partnership               North
of Dunn                   Carolina              170,000         170,000           809,000     1,101,000        328,000       773,000

HOI Limited               Kings
Partnership               Mountain,
of Kings Mt.              North Carolina        262,000         262,000         1,213,000     1,648,000        476,000     1,172,000

HOI Limited               Sanford,
Partnership               North
of Lee                    Carolina              419,000         419,000         1,952,000     2,646,000        710,000     1,936,000

HOI Limited               Sanford,
Partnership               North
of Sanford                Carolina              277,000         277,000         1,213,000     1,751,000        474,000     1,277,000

HOI Limited               Selma,
Partnership               North
of Selma                  Carolina              271,000         271,000         1,169,000     1,765,000        514,000     1,251,000

Killbuck
Limited                   Killbuck,
Partnership               Ohio                  151,000         151,000           743,000       936,000        349,000       587,000

Lake Ridge                Tiptonville,
Apartments, L.P.          Tennessee             317,000         317,000         1,450,000     1,835,000        603,000     1,232,000

Levelland                 Levelland,
Manor, L.P.               Texas                 175,000         175,000           898,000     1,125,000        269,000       856,000

Logan Park
Associates
Limited                   Caldwell,
Partnership               Idaho                 571,000         571,000         2,259,000     3,022,000        918,000     2,104,000

Meadow Run
Associates
Limited                   Gordonsville,
Partnership               Virginia              302,000         302,000         1,483,000     1,856,000        425,000     1,431,000

Oakdale Senior
Housing
Limited                   Oakdale,
Partnership               California            919,000         919,000         2,900,000     4,669,000      1,347,000     3,322,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2003                            As of December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                               Original Investment   Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Orange Beach              Orange Beach,
Housing, Ltd.             Alabama               208,000         208,000         1,080,000     1,362,000        324,000     1,038,000

Parks I
Limited                   Chatham,
Partnership               Virginia              253,000         253,000         1,232,000     1,586,000        438,000     1,148,000

Post Manor, L.P.          Post, Texas           122,000         122,000           627,000       734,000        174,000       561,000

Red Bud
Associates I,
a Limited                 Red Bud,
Partnership               Illinois              135,000         135,000           594,000       939,000        311,000       628,000

Steeleville
Associates
I, a Limited              Steeleville,
Partnership               Illinois              110,000         110,000           546,000       735,000        253,000       481,000

Tanglewood
Limited                   Frankfurt,
Partnership               Ohio                  212,000         212,000         1,058,000     1,326,000        498,000       828,000

Village
Lane
Properties, a
Limited                   Farmington,
Partnership               Arkansas              168,000         168,000           879,000       984,000        352,000       632,000

Whitted
Forest                    Hillsborough,
Limited                   North
Partnership               Carolina              685,000         685,000           973,000     2,028,000        392,000     1,636,000


Wilcam                    Camden,
Housing, Ltd.             Alabama               106,000         106,000           616,000       762,000        205,000       557,000

Wills Point               Wills Point,
Manor, L.P.               Texas                 124,000         124,000           624,000       766,000        184,000       582,000

Windmere
Associates
Limited                   Lexington,
Partnership               Virginia              291,000         291,000         1,476,000     1,839,000        403,000     1,436,000

Woodlands                 Mount
Apartments,               Pleasant,
L.P.                      Texas                 239,000         239,000         1,243,000     1,530,000        367,000     1,163,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003


                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2003                            As of December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                               Original Investment   Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
                          Chillicothe,
Woodview                  Illinois and
Limited                   Glassford,
Partnership               Illinois              269,000         269,000         1,187,000      1,616,000        459,000    1,157,000
                                         --------------   -------------     -------------- -------------   ------------ ------------
                                         $   10,862,000   $  10,862,000     $  48,614,000  $  65,278,000   $ 18,503,000 $ 46,775,000
                                         ==============   =============     ============== =============   ============ ============

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                      ------------------------------------------------------------------------------
                                                          For the year ended December 31, 2002
                                      ------------------------------------------------------------------------------
                                         Rental          Net        Year Investment    Status     Estimated Useful
          Partnership Name               Income     Income/(loss)      Acquired                     Life (Years)
--------------------------------------------------------------------------------------------------------------------
Beaumont Elderly Housing, L.P.           $ 104,000     $  (21,000)              1995   Completed                 45

Brownfield Seniors Community, Ltd.         117,000        (26,000)              1994   Completed                 40

Buffalo Apartments, Ltd.                    93,000         (3,000)              1995   Completed                 35

Cambridge Court Associates Limited
Partnership                                138,000        (44,000)              1992   Completed                 35

Candleridge Apartments of Bondurant
L.P.                                       127,000        (14,000)              1992   Completed               27.5

Candleridge Apartments of Waukee L.P.      137,000         (8,000)              1992   Completed               27.5

Carlinville Associates I, L.P.              65,000               -              1994   Completed                 30

Cherokee Housing, Ltd.                      75,000        (14,000)              1993   Completed                 40

Chester Associates  I, a Limited
Partnership                                 89,000         (6,000)              1992   Completed               27.5

Clinton Terrace Apartments, Ltd.            83,000         (8,000)              1993   Completed                 40

Coffeeville Housing, Ltd.                   41,000        (25,000)              1993   Completed                 40

Coosa County Housing, Ltd.                  67,000         (7,000)              1992   Completed                 40

Crockett Manor, Ltd.                       156,000        (14,000)              1994   Completed                 40

Crockett Manor Senior Citizens
Complex, Ltd.                              142,000           1,000              1993   Completed                 50

Delta Manor, L.P.                          154,000        (45,000)              1993   Completed               27.5

Eupora Apartments, L.P.                    131,000        (15,000)              1992   Completed                 40

Fairview Village V, Limited
Partnership                                 71,000        (14,000)              1992   Completed                 40

Fox Lake Manor Limited Partnership          27,000        (12,000)              1994   Completed               27.5

Ft. Deposit Housing, Ltd.                   83,000        (12,000)              1992   Completed                 40

Gulf Coast Apartments, L.P.                226,000        (17,000)              1993   Completed                 30

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                      ------------------------------------------------------------------------------
                                                          For the year ended December 31, 2002
                                      ------------------------------------------------------------------------------
                                         Rental          Net        Year Investment    Status     Estimated Useful
          Partnership Name               Income     Income/(loss)      Acquired                     Life (Years)
--------------------------------------------------------------------------------------------------------------------
Gulf Coast Apartments of Long Beach,
L.P.                                       229,000        (19,000)              1993   Completed                 30

Heritage Colonial Homes, L.P.               69,000        (19,000)              1994   Completed                 40

HOI Limited Partnership of Benson          208,000        (24,000)              1993   Completed                 40

HOI Limited Partnership of Dallas          234,000        (66,000)              1993   Completed                 40

HOI Limited Partnership of Dunn            124,000        (51,000)              1993   Completed                 40

HOI Limited Partnership of Kings Mt.       162,000        (23,000)              1993   Completed                 40

HOI Limited Partnership of Lee             318,000        (63,000)              1993   Completed                 40

HOI Limited Partnership of Sanford         240,000        (27,000)              1993   Completed                 40

HOI Limited Partnership of Selma           248,000        (10,000)              1993   Completed                 40

Killbuck Limited Partnership                82,000        (22,000)              1992   Completed               27.5

Lake Ridge Apartments, L.P.                149,000        (54,000)              1994   Completed                 50

Levelland Manor, L.P.                      127,000        (25,000)              1993   Completed                 40

Logan Park Associates Limited
Partnership                                421,000        (26,000)              1993   Completed               27.5

Meadow Run Associates Limited
Partnership                                168,000        (60,000)              1992   Completed                 35

Oakdale Senior Housing Limited
Partnership                                353,000       (237,000)              1993   Completed                 30

Orange Beach Housing, Ltd.                 116,000        (25,000)              1994   Completed                 40

Parks I Limited Partnership                210,000        (24,000)              1993   Completed                 40

Post Manor, L.P.                            75,000        (23,000)              1992   Completed                 40

Red Bud Associates I, a Limited
Partnership                                 67,000        (16,000)              1992   Completed               27.5

Steeleville Associates I, a Limited
Partnership                                 56,000        (15,000)              1992   Completed               27.5

Tanglewood Limited Partnership             115,000        (22,000)              1992   Completed               27.5

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                      ------------------------------------------------------------------------------
                                                          For the year ended December 31, 2002
                                      ------------------------------------------------------------------------------
                                         Rental          Net        Year Investment    Status     Estimated Useful
          Partnership Name               Income     Income/(loss)      Acquired                     Life (Years)
--------------------------------------------------------------------------------------------------------------------
Village Lane Properties, a Limited
Partnership                                173,000        (21,000)              1993   Completed                 25

Whitted Forest Limited Partnership         181,000        (29,000)              1993   Completed                 40

Wilcam Housing, Ltd.                        74,000        (13,000)              1993   Completed                 40

Wills Point Manor, L.P.                     85,000        (24,000)              1992   Completed                 40

Windmere Associates Limited
Partnership                                173,000        (38,000)              1992   Completed                 35

Woodlands Apartments, L.P.                 162,000        (44,000)              1992   Completed                 40

Woodview Limited Partnership               161,000        (27,000)              1992   Completed                 40
                                        ----------    ------------
                                        $6,906,000    $(1,351,000)
                                        ==========    ============

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2002                            As of December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                               Original Investment   Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Beaumont
Elderly
Housing,                  Beaumont,
L.P.                      Mississippi        $  229,000       $ 229,000        $  925,000  $  1,291,000      $ 219,000   $ 1,072,000

Brownfield
Seniors
Community,                Brownfield,
Ltd.                      Texas                 147,000         147,000           685,000       840,000        155,000       685,000

Buffalo
Apartments,               Buffalo,
Ltd.                      Texas                  91,000          91,000           408,000       589,000        116,000       473,000

Cambridge
Court
Associates
Limited                   Grottoes,
Partnership               Virginia              254,000         254,000         1,317,000     1,653,000        394,000     1,259,000

Candleridge
Apartments of             Bondurant,
Bondurant L.P.            Iowa                   99,000          99,000           594,000       787,000        244,000       543,000

Candleridge
Apartments
of Waukee                 Waukee,
L.P.                      Iowa                  101,000         101,000           648,000       821,000        231,000       590,000

Carlinville
Associates                Carlinville,
I, L.P.                   Illinois              105,000         105,000           499,000       537,000        129,000       408,000


Cherokee                  Cedar
Housing,                  Bluff,
Ltd.                      Alabama               110,000         110,000           618,000       738,000        187,000       551,000

Chester
Associates
I, a Limited              Chester,
Partnership               Illinois              159,000         159,000           688,000     1,005,000        323,000       682,000

Clinton
Terrace
Apartments,               Albany,
Ltd.                      Kentucky              138,000         138,000           764,000       930,000        251,000       679,000

Coffeeville
Housing,                  Coffeeville,
Ltd.                      Alabama               103,000         103,000           541,000       663,000        180,000       483,000

Coosa
County
Housing,                  Rockford,
Ltd.                      Alabama               103,000         103,000           557,000       688,000        184,000       504,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2002                            As of December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                               Original Investment   Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Crockett                  Crockett,
Manor, Ltd.               Texas                 184,000         184,000           887,000     1,162,000        245,000       917,000

Crockett
Manor
Senior
Citizens                  Crockett,
Complex, Ltd.             Texas                 203,000         203,000         1,016,000     1,323,000        234,000     1,089,000

Delta                     Techula,
Manor, L.P.               Mississippi           227,000         227,000         1,229,000     1,553,000        528,000     1,025,000

Eupora                    Eupora,
Apartments, L.P.          Mississippi           138,000         138,000         1,198,000     1,422,000        336,000     1,086,000

Fairview
Village V,
Limited                   Carroll,
Partnership               Iowa                  119,000         119,000           588,000       783,000        208,000       575,000

Fox Lake
Manor
Limited                   Fox Lake,
Partnership               Wisconsin              84,000          84,000           371,000       480,000        153,000       327,000

Ft. Deposit               Fort Deposit,
Housing, Ltd.             Alabama               127,000         127,000           700,000       865,000        233,000       632,000

Gulf Coast                Gulfport,
Apartments, L.P.          Mississippi           320,000         320,000         1,421,000     1,862,000        621,000     1,241,000

Gulf Coast
Apartments
of Long                   Long Beach,
Beach, L.P.               Mississippi           315,000         315,000         1,435,000     1,881,000        618,000     1,263,000

Heritage
Colonial                  Blackshear,
Homes, L.P.               Georgia               115,000         115,000           523,000       752,000        168,000       584,000

HOI Limited               Benson,
Partnership               North
of Benson                 Carolina              269,000         269,000         1,182,000     1,690,000        416,000     1,274,000

HOI Limited               Dallas,
Partnership               North
of Dallas                 Carolina              366,000         366,000         1,692,000     2,270,000        609,000     1,661,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002


                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2002                            As of December 31, 2001

------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                               Original Investment   Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
HOI Limited               Dunn,
Partnership               North
of Dunn                   Carolina              170,000         170,000           815,000     1,090,000        297,000       793,000

HOI Limited               Kings
Partnership               Mountain,
of Kings Mt.              North Carolina        262,000         262,000         1,222,000     1,638,000        428,000     1,210,000

HOI Limited               Sanford,
Partnership               North
of Lee                    Carolina              419,000         419,000         1,968,000     2,642,000        642,000     2,000,000

HOI Limited               Sanford,
Partnership               North
of Sanford                Carolina              277,000         277,000         1,233,000     1,740,000        426,000     1,314,000

HOI Limited               Selma,
Partnership               North
of Selma                  Carolina              271,000         271,000         1,192,000     1,756,000        462,000     1,294,000

Killbuck
Limited                   Killbuck,
Partnership               Ohio                  151,000         151,000           746,000       936,000        317,000       619,000

Lake Ridge                Tiptonville,
Apartments, L.P.          Tennessee             317,000         317,000         1,455,000     1,835,000        545,000     1,290,000

Levelland                 Levelland,
Manor, L.P.               Texas                 175,000         175,000           901,000     1,125,000        242,000       883,000

Logan Park
Associates
Limited                   Caldwell,
Partnership               Idaho                 571,000         571,000         2,267,000     3,022,000        851,000     2,171,000

Meadow Run
Associates
Limited                   Gordonsville,
Partnership               Virginia              302,000         302,000         1,486,000     1,856,000        374,000     1,482,000

Oakdale Senior
Housing
Limited                   Oakdale,
Partnership               California            919,000         919,000         2,951,000     4,669,000      1,204,000     3,465,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2002                            As of December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                               Original Investment   Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Orange Beach              Orange Beach,
Housing, Ltd.             Alabama               208,000         208,000         1,085,000     1,359,000        285,000     1,074,000

Parks I
Limited                   Chatham,
Partnership               Virginia              253,000         253,000         1,237,000     1,586,000        399,000     1,187,000

Post Manor, L.P.          Post, Texas           122,000         122,000           629,000       734,000        156,000       578,000

Red Bud
Associates I,
a Limited                 Red Bud,
Partnership               Illinois              135,000         135,000           597,000       931,000        278,000       653,000

Steeleville
Associates
I, a Limited              Steeleville,
Partnership               Illinois              110,000         110,000           536,000       732,000        228,000       504,000

Tanglewood
Limited                   Frankfurt,
Partnership               Ohio                  212,000         212,000         1,061,000     1,326,000        452,000       874,000

Village
Lane
Properties, a
Limited                   Farmington,
Partnership               Arkansas              168,000         168,000           883,000       984,000        319,000       665,000

Whitted
Forest                    Hillsborough,
Limited                   North
Partnership               Carolina              685,000         685,000           993,000     2,028,000        343,000     1,685,000


Wilcam                    Camden,
Housing, Ltd.             Alabama               106,000         106,000           619,000       761,000        184,000       577,000

Wills Point               Wills Point,
Manor, L.P.               Texas                 124,000         124,000           626,000       766,000        166,000       600,000

Windmere
Associates
Limited                   Lexington,
Partnership               Virginia              291,000         291,000         1,480,000     1,838,000        354,000     1,484,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002


                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2002                            As of December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                               Original Investment   Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Woodlands                 Mount
Apartments,               Pleasant,
L.P.                      Texas                 239,000         239,000         1,248,000     1,530,000        329,000     1,201,000

                          Chillicothe,
Woodview                  Illinois and
Limited                   Glassford,
Partnership               Illinois              269,000         269,000         1,191,000      1,596,000        405,000    1,191,000
                                         --------------   -------------     -------------- -------------   ------------ ------------
                                         $   10,862,000   $  10,862,000     $  48,907,000  $  65,065,000   $ 16,668,000 $ 48,397,000
                                         ==============   =============     ============== =============   ============ ============

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                      ------------------------------------------------------------------------------
                                                          For the year ended December 31, 2001
                                      ------------------------------------------------------------------------------
                                         Rental          Net        Year Investment    Status     Estimated Useful
          Partnership Name               Income     Income/(loss)      Acquired                     Life (Years)
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

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                      ------------------------------------------------------------------------------
                                                          For the year ended December 31, 2001
                                      ------------------------------------------------------------------------------
                                         Rental          Net        Year Investment    Status     Estimated Useful
          Partnership Name               Income     Income/(loss)      Acquired                     Life (Years)
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

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                      ------------------------------------------------------------------------------
                                                          For the year ended December 31, 2001
                                      ------------------------------------------------------------------------------
          Partnership Name               Rental          Net        Year Investment    Status     Estimated Useful
                                         Income     Income/(loss)      Acquired                     Life (Years)
--------------------------------------------------------------------------------------------------------------------
Village Lane Properties, a Limited
Partnership                                173,000        (23,000)              1993   Completed                 25

Whitted Forest Limited Partnership         189,000        (25,000)              1993   Completed                 40

Wilcam Housing, Ltd.                        66,000        (21,000)              1993   Completed                 40

Wills Point Manor, L.P.                     83,000        (11,000)              1992   Completed                 40

Windmere Associates Limited
Partnership                                172,000        (32,000)              1992   Completed                 35

Woodlands Apartments, L.P.                 162,000        (29,000)              1992   Completed                 40

Woodview Limited Partnership               155,000        (19,000)              1992   Completed                 40
                                       ------------   ------------
                                       $ 6,756,000    $(1,337,000)
                                       ============   ============

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2001                            As of December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                               Original Investment   Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Beaumont
Elderly
Housing,                  Beaumont,
L.P.                      Mississippi        $  229,000       $ 229,000        $  927,000  $  1,288,000      $ 187,000   $ 1,101,000

Brownfield
Seniors
Community,                Brownfield,
Ltd.                      Texas                 147,000         147,000           687,000       838,000        135,000       703,000

Buffalo
Apartments,               Buffalo,
Ltd.                      Texas                  91,000          91,000           412,000       558,000         99,000       459,000

Cambridge
Court
Associates
Limited                   Grottoes,
Partnership               Virginia              254,000         254,000         1,323,000     1,652,000        347
,000     1,305,000

Candleridge
Apartments of             Bondurant,
Bondurant L.P.            Iowa                   99,000          99,000           598,000       780,000        213,000       567,000

Candleridge
Apartments
of Waukee                 Waukee,
L.P.                      Iowa                  101,000         101,000           652,000       813,000        202,000       611,000

Carlinville
Associates                Carlinville,
I, L.P.                   Illinois              105,000         105,000           501,000       537,000        115,000       422,000


Cherokee                  Cedar
Housing,                  Bluff,
Ltd.                      Alabama               110,000         110,000           620,000       738,000        168,000       570,000

Chester
Associates
I, a Limited              Chester,
Partnership               Illinois              159,000         159,000           691,000     1,000,000        289,000       711,000

Clinton
Terrace
Apartments,               Albany,
Ltd.                      Kentucky              138,000         138,000           767,000       930,000        229,000       701,000

Coffeeville
Housing,                  Coffeeville,
Ltd.                      Alabama               103,000         103,000           543,000       660,000        160,000       500,000

Coosa
County
Housing,                  Rockford,
Ltd.                      Alabama               103,000         103,000           560,000       688,000        167,000       521,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001


                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2001                            As of December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                               Original Investment   Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Crockett                  Crockett,
Manor, Ltd.               Texas                 184,000         184,000           893,000     1,159,000        216,000       943,000

Crockett
Manor
Senior
Citizens                  Crockett,
Complex, Ltd.             Texas                 203,000         203,000         1,020,000     1,313,000        207,000     1,106,000

Delta                     Techula,
Manor, L.P.               Mississippi           227,000         227,000         1,232,000     1,549,000        473,000     1,076,000

Eupora                    Eupora,
Apartments, L.P.          Mississippi           138,000         138,000         1,202,000     1,422,000        302,000     1,120,000

Fairview
Village V,
Limited                   Carroll,
Partnership               Iowa                  119,000         119,000           591,000       776,000        184,000       592,000

Fox Lake
Manor
Limited                   Fox Lake,
Partnership               Wisconsin              84,000          84,000           373,000       480,000        136,000       344,000

Ft. Deposit               Fort Deposit,
Housing, Ltd.             Alabama               127,000         127,000           702,000       864,000        209,000       655,000

Gulf Coast                Gulfport,
Apartments, L.P.          Mississippi           320,000         320,000         1,432,000     1,848,000        556,000     1,292,000

Gulf Coast
Apartments
of Long                   Long Beach,
Beach, L.P.               Mississippi           315,000         315,000         1,445,000     1,871,000        550,000     1,321,000

Heritage
Colonial                  Blackshear,
Homes, L.P.               Georgia               125,000         115,000           525,000       752,000        149,000       603,000

HOI Limited               Benson,
Partnership               North
of Benson                 Carolina              269,000         269,000         1,200,000     1,689,000        369,000     1,320,000

HOI Limited               Dallas,
Partnership               North
of Dallas                 Carolina              366,000         366,000         1,702,000     2,270,000        542,000     1,728,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001


                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2001                            As of December 31, 2000

------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                               Original Investment   Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
HOI Limited               Dunn,
Partnership               North
of Dunn                   Carolina              170,000         170,000           820,000     1,090,000        262,000       828,000

HOI Limited               Kings
Partnership               Mountain,
of Kings Mt.              North Carolina        262,000         262,000         1,230,000     1,637,000        380,000     1,257,000

HOI Limited               Sanford,
Partnership               North
of Lee                    Carolina              419,000         419,000         1,982,000     2,640,000        570,000     2,070,000

HOI Limited               Sanford,
Partnership               North
of Sanford                Carolina              277,000         277,000         1,251,000     1,740,000        378,000     1,362,000

HOI Limited               Selma,
Partnership               North
of Selma                  Carolina              271,000         271,000         1,213,000     1,756,000        409,000     1,347,000

Killbuck
Limited                   Killbuck,
Partnership               Ohio                  151,000         151,000           432,000       671,000        343,000       328,000

Lake Ridge                Tiptonville,
Apartments, L.P.          Tennessee             317,000         317,000         1,460,000     1,835,000        484,000     1,351,000

Levelland                 Levelland,
Manor, L.P.               Texas                 175,000         175,000           904,000     1,125,000        213,000       912,000

Logan Park
Associates
Limited                   Caldwell,
Partnership               Idaho                 571,000         571,000         2,274,000     3,022,000        784,000     2,238,000

Meadow Run
Associates
Limited                   Gordonsville,
Partnership               Virginia              302,000         302,000         1,490,000     1,856,000        323,000     1,533,000

Oakdale Senior
Housing
Limited                   Oakdale,
Partnership               California            919,000         919,000         2,999,000     4,671,000      1,060,000     3,611,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2001                            As of December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                               Original Investment   Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Orange Beach              Orange Beach,
Housing, Ltd.             Alabama               229,000         208,000         1,089,000     1,357,000        245,000     1,112,000

Parks I
Limited                   Chatham,
Partnership               Virginia              253,000         253,000         1,242,000     1,583,000        359,000     1,224,000

Post Manor, L.P.          Post, Texas           117,000         117,000           601,000       734,000        138,000       596,000

Red Bud
Associates I,
a Limited                 Red Bud,
Partnership               Illinois              135,000         135,000           599,000       931,000        246,000       685,000

Steeleville
Associates
I, a Limited              Steeleville,
Partnership               Illinois              110,000         110,000           538,000       727,000        203,000       524,000

Tanglewood
Limited                   Frankfurt,
Partnership               Ohio                  212,000         212,000         1,065,000     1,322,000        406,000       916,000

Village
Lane
Properties, a
Limited                   Farmington,
Partnership               Arkansas              168,000         168,000           886,000       984,000        285,000       699,000

Whitted
Forest                    Hillsborough,
Limited                   North
Partnership               Carolina              685,000         685,000         1,018,000     2,028,000        293,000     1,735,000


Wilcam                    Camden,
Housing, Ltd.             Alabama               126,000         106,000           621,000       760,000        161,000       599,000

Wills Point               Wills Point,
Manor, L.P.               Texas                 124,000         124,000           628,000       766,000        147,000       619,000

Windmere
Associates
Limited                   Lexington,
Partnership               Virginia              291,000         291,000         1,483,000     1,839,000        305,000     1,534,000

Woodlands                 Mount
Apartments,               Pleasant,
L.P.                      Texas                 239,000         239,000         1,252,000     1,530,000        291,000     1,239,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001


                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2001                            As of December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                               Original Investment   Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
                          Chillicothe,
Woodview                  Illinois and
Limited                   Glassford,
Partnership               Illinois              269,000         269,000         1,194,000      1,581,000        353,000    1,228,000
                                         --------------   -------------     -------------- -------------   ------------ ------------
                                         $   10,908,000   $  10,857,000     $  48,871,000  $  64,660,000   $ 14,842,000 $ 49,818,000
                                         ==============   =============     ============== =============   ============ ============

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                      ------------------------------------------------------------------------------
                                                          For the year ended December 31, 2000
                                      ------------------------------------------------------------------------------
                                         Rental          Net        Year Investment    Status     Estimated Useful
          Partnership Name               Income     Income/(loss)      Acquired                     Life (Years)
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

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                      ------------------------------------------------------------------------------
                                                          For the year ended December 31, 2000
                                      ------------------------------------------------------------------------------
                                         Rental          Net        Year Investment    Status     Estimated Useful
          Partnership Name               Income     Income/(loss)      Acquired                     Life (Years)
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

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                      ------------------------------------------------------------------------------
                                                          For the year ended December 31, 2000
                                      ------------------------------------------------------------------------------
                                         Rental          Net        Year Investment    Status     Estimated Useful
          Partnership Name               Income     Income/(loss)      Acquired                     Life (Years)
--------------------------------------------------------------------------------------------------------------------
Village Lane Properties, a Limited
Partnership                                177,000        (22,000)              1993   Completed                 25

Whitted Forest Limited Partnership         177,000        (44,000)              1993   Completed                 40

Wilcam Housing, Ltd.                        60,000        (25,000)              1993   Completed                 40

Wills Point Manor, L.P.                     81,000        (21,000)              1992   Completed                 40

Windmere Associates Limited
Partnership                                168,000        (29,000)              1992   Completed                 35

Woodlands Apartments, L.P.                 152,000        (39,000)              1992   Completed                 40

Woodview Limited Partnership               149,000        (49,000)              1992   Completed                 40
                                      ------------    ------------
                                      $  6,369,000    $(1,421,000)
                                      ============    ============

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND III, L.P.

By:      WNC & Associates, Inc.,
         General Partner

         By:      /s/ Wilfred N. Cooper, Jr.
                  --------------------------
                  Wilfred N. Cooper, Jr.,
                  President of WNC & Associates, Inc.

Date:  ________ ___, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /s/ Wilfred N. Cooper, Jr.
         --------------------------
         Wilfred N. Cooper, Jr.,
         Chief Executive Officer, President and Director of
         WNC & Associates, Inc. (principal executive officer)

Date:  ________ ___, 2003


By:      /s/ Thomas J. Riha
         ------------------
         Thomas J. Riha,
         Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:  ________ ___, 2003


By:      /s/ Wilfred N. Cooper, Sr.
         --------------------------
         Wilfred N. Cooper, Sr.,
         Chairman of the Board of WNC & Associates, Inc.

Date:  ________ ___, 2003

By:      /s/ David N. Shafer
         --------------------
         David N Shafer,
         Director of WNC & Associates, Inc.

Date:  ________ ___, 2003

                                 CERTIFICATIONS

     I,   Wilfred N. Cooper, Jr., certify that:

     1. I have reviewed this annual report on Form 10-K of WNC HOUSING TAX CREDIT FUND III, L.P.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  ________ ___, 2003


     /s/  Wilfred N. Cooper, Jr.
     ---------------------------

     [Signature]

     Chairman and Chief Executive Officer of WNC & Associates, Inc.

                                 CERTIFICATIONS

     I,   Thomas J. Riha, certify that:

     1. I have reviewed this annual report on Form 10-K of WNC HOUSING TAX CREDIT FUND III, L.P.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  ________ ___, 2003


     /s/  Thomas J. Riha

     [Signature]

     Vice-President - Chief Financial Officer of WNC & Associates, Inc.