Form 10-Q
period 2003-06-30
WNC HOUSING TAX CREDIT FUND III L P
filed 2003-08-20
CIK 875278

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

Yes   X       No
 ---------     ----------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes           No      X
 ---------    -----------

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                  For the Quarterly Period Ended June 30, 2003




PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Balance Sheets,
              June 30, 2003 and March 31, 2003.................................3

             Statements of Operations
              For the three months ended June 30, 2003 and 2002................4

             Statement of Partners' Deficit
              For the three months ended June 30, 2003 ........................5

             Statements of Cash Flows
              For the three months ended June 30, 2003 and 2002................6

             Notes to Financial Statements.....................................7


     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................14

     Item 3. Quantitative and Qualitative Disclosures about Market Risk.......15

     Item 4.  Procedures and Controls.........................................15

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................16

     Item 6. Exhibits and Reports on Form 8-K.................................16

     Signatures...............................................................17

     Certifications...........................................................18

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                                       June 30, 2003               March 31, 2003
                                                                   -----------------------        ------------------
                                                                        (unaudited)
ASSETS

Cash and cash equivalents                                        $               250,795        $         251,056
Investments in limited partnerships, net (Note 2)                              1,304,692                1,358,412
                                                                   -----------------------        ------------------

                                                                 $             1,555,487        $       1,609,468
                                                                   =======================        ==================


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to
     General Partner and affiliates (Note 3)                                   2,469,939                2,392,085
                                                                   -----------------------        ------------------

      Total liabilities                                                        2,469,939                2,392,085
                                                                   -----------------------        ------------------

Commitments and contingencies

Partners' deficit:
  General Partner                                                                (49,665)                 (48,347)
  Limited Partners (15,000 units authorized and 15,000
    units issued and outstanding)                                               (864,787)                (734,270)
                                                                   -----------------------        ------------------

      Total partners' deficit                                                   (914,452)                (782,617)
                                                                   -----------------------        ------------------

                                                                 $             1,555,487        $       1,609,468
                                                                    =======================        ==================


                See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three months Ended June 30, 2003 and 2002
                                   (unaudited)


                                                          2003                             2002
                                                      Three months                     Three months
                                                 ------------------------        --------------------------

Interest income                                $                    645       $                     1,178
Distribution income                                               6,594                                 -
                                                 ------------------------        --------------------------

                                                                  7,239                             1,178
                                                 ------------------------        --------------------------

Operating expenses:
  Amortization (Note 2)                                           7,235                             7,235
  Asset management fees (Note 3)                                 74,866                            74,757
  Legal and accounting                                            3,570                             5,975
  Other                                                           6,918                             3,197
                                                 ------------------------        --------------------------

    Total operating expenses                                     92,589                            91,164
                                                 ------------------------        --------------------------

Loss from operations                                            (85,350)                          (89,986)

Equity in losses of
 limited partnerships (Note 2)                                  (46,485)                          (68,505)
                                                 ------------------------        --------------------------

Net loss                                       $               (131,835)       $                 (158,491)
                                                 ========================        ==========================

Net loss allocated to:
  General Partner                              $                 (1,318)       $                   (1,585)
                                                 ========================        ==========================

  Limited Partners                             $               (130,517)       $                 (156,906)
                                                 ========================        ==========================

Net loss per limited
  partner unit                                 $                     (9)       $                      (10)
                                                 ========================        ==========================

Outstanding weighted limited
  partner units                                                  15,000                            15,000
                                                 ========================        ==========================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                    For the Three months Ended June 30, 2003
                                   (unaudited)


                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------

Partners' deficit at March 31, 2003                  $       (48,347)     $       (734,270)     $         (782,617)

Net loss                                                      (1,318)             (130,517)               (131,835)
                                                       ---------------      ----------------      ------------------

Partners' deficit at June 30, 2003                   $       (49,665)     $       (864,787)     $         (914,452)
                                                       ===============      ================      ==================



                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three months Ended June 30, 2003 and 2002
                                   (unaudited)


                                                                            2003                 2002
                                                                        --------------      ---------------
Cash flows from operating activities:
  Net loss                                                            $     (131,835)     $      (158,491)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                           7,235                7,235
        Equity in losses of limited partnerships                              46,485               68,505
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                     77,854               63,799
                                                                        --------------      ---------------

Net cash used in operating activities                                           (261)             (18,952)
                                                                        --------------      ---------------

Cash flows from investing activities:
    Distributions from limited partnerships                                        -                6,869
                                                                        --------------      ---------------

Net cash provided by investing activities                                          -                6,869
                                                                        --------------      ---------------

Net decrease in cash and cash equivalents                                       (261)             (12,083)

Cash and cash equivalents, beginning of period                               251,056              294,946
                                                                        --------------      ---------------

Cash and cash equivalents, end of period                              $      250,795      $       282,863
                                                                        ==============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                         $            -      $           800
                                                                        ==============      ===============

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2003.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)


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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

Equity in losses from Local Limited Partnerships for the periods ended June 30, 2003 and 2002 have been recorded by the Partnership based on on three months of results estimated by management at the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (See Note 2).

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of June 30, 2003 and March 31, 2003, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At June 30, 2003, the Partnership has maintained cash balances at a certain financial institution in excess of the maximum federally insured amounts.

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

New Accounting Pronouncements
-----------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the Partnership's financial position or results of operations.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others." The adoption of FIN 45 did not have a material impact on the Partnership's finacial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The implementation of SFAS No. 148 is not expected to have a material effect on the Partnership's financial position or results of operations.

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

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:


                                                                   For the Three             For the Year
                                                                    Months Ended                 Ended
                                                                   June 30, 2003            March 31, 2003
                                                                ---------------------      ------------------
     Investments per balance sheet, beginning of period       $           1,358,402      $        1,816,995
     Equity in losses of limited partnerships                               (46,485)               (409,732)
     Distributions received from limited partnerships                             -                 (19,911)
     Amortization of capitalized acquisition fees and
     costs                                                                   (7,235)                (28,940)
                                                                ---------------------      ------------------
     Investments per balance sheet, end of period             $           1,304,692      $        1,358,412
                                                                =====================      ==================

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Selected financial information for the three months ended June 30, 2003 and 2002 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:

                                COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                       2003                      2002
                                                               ----------------------      ------------------
        Revenues                                             $             1,772,000     $         1,751,000
                                                               ----------------------      ------------------
        Expenses:
          Operating expenses                                               1,203,000               1,145,000
          Interest expense                                                   440,000                 465,000
          Depreciation and amortization                                      467,000                 478,000
                                                               ----------------------      ------------------
        Total expenses                                                     2,110,000               2,088,000
                                                               ----------------------      ------------------

        Net loss                                             $              (338,000)    $          (337,000)
                                                               ======================      ==================
                                                             $              (334,000)    $          (334,000)
        Net loss allocable to the Partnership
                                                               ======================      ==================
        Net loss recorded by the Partnership                 $               (46,000)    $           (69,000)
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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee equal to 0.5% of the invested assets of the Local Limited Partnerships. Invested Assets means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Apartment Complexes owned by such Local Limited Partnerships. Fees of $74,866 and $74,757 were incurred during the three months ended June 30, 2003 and 2002, respectively. The Partnership paid the General Partner $7,500 and $15,000 of those fees during the three months ended June 30, 2003 and 2002, respectively.

(b) Subordinated disposition fee. A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through June 30, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, contintued
-----------------------------------------------

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                                            June 30, 2003              March 31, 2003
                                                            -------------              --------------

   Asset management fee payable                  $              2,457,249       $           2,389,883
   Advances from Associates                                        12,690                       2,202
                                                    ----------------------         -------------------
                                                 $              2,469,939       $           2,392,085
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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2003 and 2002, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2003 consisted primarily of $251,000 in cash and aggregate investments in the forty-eight Local Limited Partnerships of $1,305,000. Liabilities at June 30, 2003 primarily consisted of $2,470,000 of accrued asset management fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002. The Partnership's net loss for the three months ended June 30, 2003 was $(132,000), reflecting a decrease of $26,000 from the net loss for the three months ended June 30, 2002 of $(158,000). This decrease primarily was due to equity in losses of limited partnerships, which decreased by $23,000 to $(46,000), for the three months ended June 30, 2003 compared to $(69,000) for the three months ended June 30, 2002. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at June 30, 2003. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. Along with the decrease in equity in losses of limited partnerships, loss from operations decreased by $5,000, from $(90,000) for the three months ended June 30, 2002 to $(85,000) for the three months ended June 30, 2003, caused by an increase in distribution income of approximately $6,000, offset by an increase of total operating expense of approximately $1,000, for the three months ended June 30, 2003 compared to the three months ended June 30, 2002.

Cash Flows

Three months Ended June 30, 2003 Compared to Three months Ended June 30, 2002. Net cash decreased by less than $(1,000) for the three months ended June 30, 2003, compared to a $(12,000) decrease for the three months ended June 30, 2002 reflecting a change of $11,000. The change was largely due to an increase of $14,000 in accrued fees and expenses due to general partner and affiliates offset by a decrease in interest income of $1,000 for the three months ended June 30, 2003. In addition, cash provided by investing activities decreased by $7,000 to $0, due to a decrease in distributions received from Local Limited Partnerships which were reclassified to distribution income and included in operating activities, for the three months ended June 30, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, contintued

During the three months ended June 30, 2003, accrued asset management fees payable and advances due to the General Partner increased by $78,000. The General Partner does not anticipate that the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.


Item 3.   Quantitative and Qualitative Disclosures About Market Risks

          NOT APPLICABLE

Item 4.   Procedures and Controls

          Within the 90 days prior to the date of this report, the General Partners of the General Partner of the Partnership carried out an evaluation, under the supervision and with the participation of Associates' management, including Associates' Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a- 14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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






By: /s/  Wilfred N. Cooper, Jr.
-------------------------------

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:  August 19, 2003






By: /s/ Thomas J. Riha
----------------------

Thomas J. Riha
Vice President-Chief Financial Officer of WNC & Associates, Inc.

Date:  August 19, 2003

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

     Date:  August 19, 2003


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

     Date:  August 19, 2003


     /s/ Thomas J. Riha
     ------------------

     Vice-President - Chief Financial Officer of WNC & Associates, Inc.