Form 10-Q
period 2003-12-31
WNC HOUSING TAX CREDIT FUND III L P
filed 2004-02-11
CIK 875278

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended December 31, 2003

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

Yes       No    X
   ------    -------


Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes        No    X
   -------   -------

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                     For the Quarter Ended December 31, 2003




PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Balance Sheets,
              December 31, 2003 and March 31, 2003...........................3

             Statements of Operations
              For the Three and Nine Months Ended December 31, 2003 and 2002.4

             Statement of Partners' Deficit
              For the Nine Months Ended December 31, 2003 ...................5

             Statements of Cash Flows
              For the Nine Months Ended December 31, 2003 and 2002...........6

             Notes to Financial Statements...................................7


     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................14

     Item 3. Quantitative and Qualitative Disclosures about Market Risk.....15

     Item 4.  Procedures and Controls.......................................15

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings..............................................16

     Item 6. Exhibits and Reports on Form 8-K...............................16

     Signatures.............................................................17

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                                                                     December 31, 2003             March 31, 2003
                                                                   -----------------------        ------------------
                                                                        (unaudited)
ASSETS

Cash and cash equivalents                                        $               221,904        $         251,056
Investments in limited partnerships, net (Note 2)                              1,117,593                1,358,412
                                                                   -----------------------        ------------------

                                                                 $             1,339,497        $       1,609,468
                                                                   =======================        ==================


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to
     General Partner and affiliates (Note 3)                                   2,590,704                2,392,085
                                                                   -----------------------        ------------------

Commitments and contingencies

Partners' deficit:
  General Partner                                                                (53,033)                 (48,347)
  Limited Partners (15,000 units authorized and 15,000
    units issued and outstanding)                                             (1,198,174)                (734,270)
                                                                   -----------------------        ------------------

      Total partners' deficit                                                 (1,251,207)                (782,617)
                                                                   -----------------------        ------------------

                                                                 $             1,339,497        $       1,609,468
                                                                   =======================        ==================


                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2003 and 2002
                                   (unaudited)


                                                 2003                    2003                  2002                2002
                                             Three months            Nine months           Three months         Nine months
                                          -------------------     -------------------    -----------------   ------------------

Interest income                         $                478    $              1,659   $            1,007  $             3,305
Distribution income                                    3,000                  23,409                2,000                8,664
                                          -------------------     -------------------    -----------------   ------------------

                                                       3,478                  25,068                3,007               11,969
                                          -------------------     -------------------    -----------------   ------------------

Operating expenses:
  Amortization (Note 2)                                7,235                  21,705                7,235               21,705
  Asset management fees (Note 3)                      74,866                 224,598               74,757              224,271
  Legal and accounting                                   182                  19,226                2,256               23,206
  Other                                                6,902                  15,537                1,993                6,106
                                          -------------------     -------------------    -----------------   ------------------

    Total operating expenses                          89,185                 281,066               86,241              275,288
                                          -------------------     -------------------    -----------------   ------------------

Loss from operations                                 (85,707)               (255,998)             (83,234)            (263,319)

Equity in losses of
 limited partnerships (Note 2)                       (57,622)               (212,592)             (66,820)            (209,828)
                                          -------------------     -------------------    -----------------   ------------------


Net loss                                $           (143,329)    $          (468,590)   $        (150,054)  $         (473,147)
                                          ===================     ===================    =================   ==================

Net loss allocated to:
  General Partner                       $             (1,433)    $            (4,686)   $          (1,500)  $           (4,731)
                                          ===================     ===================    =================   ==================

  Limited Partners                      $           (141,896)    $          (463,904)   $        (148,554)  $         (468,416)
                                          ===================     ===================    =================   ==================

Net loss per limited
  partner unit                          $                 (9)    $               (31)   $             (10)  $              (31)
                                          ===================     ===================    =================   ==================

Outstanding weighted limited
  partner units                                       15,000                  15,000               15,000               15,000
                                          ===================     ===================    =================   ==================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                   For the Nine Months Ended December 31, 2003
                                   (unaudited)


                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------

Partner' deficit at March 31, 2003                  $       (48,347)     $       (734,270)     $         (782,617)

Net loss                                                     (4,686)             (463,904)               (468,590)
                                                       ---------------      ----------------      ------------------

Partners' deficit at December 31, 2003               $      (53,033)     $     (1,198,174)     $       (1,251,207)
                                                       ===============      ================      ==================



                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2003 and 2002
                                   (unaudited)



                                                                            2003                 2002
                                                                        --------------      ---------------
Cash flows from operating activities:
  Net loss                                                            $     (468,590)     $      (473,147)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                          21,705               21,705
        Equity in losses of limited partnerships                             212,592              209,828
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                    198,619              194,157
                                                                        --------------      ---------------

Net cash used in operating activities                                        (35,674)             (47,457)
                                                                        --------------      ---------------

Cash flows from investing activities:
    Distributions from limited partnerships                                    6,522                3,179
                                                                        --------------      ---------------

Net decrease in cash and cash equivalents                                    (29,152)             (44,278)

Cash and cash equivalents, beginning of period                               251,056              294,946
                                                                        --------------      ---------------

Cash and cash equivalents, end of period                              $      221,904      $       250,668
                                                                        ==============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                         $            -      $          800
                                                                        ==============      ===============



                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                     For the Quarter Ended December 31, 2003
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2003.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Quarter Ended December 31, 2003
                                   (unaudited)


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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Quarter Ended December 31, 2003
                                   (unaudited)

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

Equity in losses from Local Limited Partnerships for the periods ended December 31, 2003 and 2002 have been recorded by the Partnership based on nine months of results estimated by management at the Partnership. Management's estimate for the nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (See Note 2).

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

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Quarter Ended December 31, 2003
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of December 31, 2003 and March 31, 2003, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At December 31, 2003, the Partnership has maintained cash balances at a certain financial institution in excess of the maximum federally insured amounts.

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

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Quarter Ended December 31, 2003
                                   (unaudited)

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

In January 2003, the FASB issued Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities," FIN 46 provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE'') in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both. The provisions of FIN 46 were effective February 1, 2003 for all arrangements entered into after January 31, 2003. FIN 46 is effective in the second quarter of 2004 for those arrangements entered into prior to January 31, 2003. We are currently reviewing whether we have relationships with VIEs and, if so, whether we should consolidate them and disclose information about them as the primary beneficiary or disclose information about them as an interest holder. We may have to consolidate some of our equity investments in partnerships based on recent interpretations from accounting professionals. We currently record the amount of our investment in these partnerships as an asset on our balance sheet, recognize our share of partnership income or losses in our income statement, and disclose how we account for material types of these investments in our 2003 financial statements. However, we do not yet know the extent of the impact of consolidating the assets and liabilities of these partnerships on our balance sheet because of the complexities of applying FIN 46, the evolving interpretations from accounting professionals, and the nuances of each individual partnership.

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

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Quarter Ended December 31, 2003
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:


                                                                    For the Nine             For the Year
                                                                    Months Ended                 Ended
                                                                 December 31, 2003          March 31, 2003
                                                                ---------------------      ------------------
     Investments per balance sheet, beginning of period       $           1,358,412      $        1,816,995
     Equity in losses of limited partnerships                              (212,592)               (409,732)
     Distributions received from limited partnerships                        (6,522)                (19,911)
     Amortization of capitalized acquisition fees and
     costs                                                                  (21,705)                (28,940)
                                                                ---------------------      ------------------
     Investments per balance sheet, end of period             $           1,117,593      $        1,358,412
                                                                =====================      ==================


Selected financial information for the nine months ended December 31, 2003 and 2002 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:


                                COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                                       2003                      2002
                                                               ----------------------      ------------------

        Revenues                                             $             5,316,000     $         5,252,000
                                                               ----------------------      ------------------
        Expenses:
          Operating expenses                                               3,608,000               3,436,000
          Interest expense                                                 1,320,000               1,394,000
          Depreciation and amortization                                    1,401,000               1,433,000
                                                               ----------------------      ------------------
        Total expenses                                                     6,329,000               6,263,000
                                                               ----------------------      ------------------

        Net loss                                             $            (1,013,000)     $       (1,011,000)
                                                               ======================      ==================
        Net loss allocable to the Partnership                $            (1,003,000)     $       (1,001,000)
                                                               ======================      ==================
        Net loss recorded by the Partnership                 $              (213,000)     $         (210,000)
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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee equal to 0.5% of the invested assets of the Local Limited Partnerships. Invested Assets means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Apartment Complexes owned by such Local Limited Partnerships. Fees of $224,598 and $224,271 were incurred during the nine months ended December 31, 2003 and 2002, respectively. The Partnership paid the General Partner $30,000 of those fees during both of the nine months ended December 31, 2003 and 2002.

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Quarter Ended December 31, 2003
                                   (unaudited)

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

     The accrued fees and expenses due to General Partner and affiliates consisted of the following at:


                                                        December 31, 2003              March 31, 2003
                                                        -----------------              --------------

   Asset management fee payable                  $              2,584,481       $           2,389,883
   Advances from Associates                                         6,223                       2,202
                                                    ----------------------         -------------------
                                                 $              2,590,704       $           2,392,085
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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2003 and 2002, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2003 consisted primarily of $222,000 in cash and aggregate investments in the forty-eight Local Limited Partnerships of $1,118,000. Liabilities at December 31, 2003 primarily consisted of $2,591,000 of accrued asset management fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2003 Compared to Three Months Ended December, 2002. The Partnership's net loss for the three months ended December 31, 2003 was $(143,000), reflecting a decrease of $7,000 from the net loss for the three months ended December 31, 2002 of $(150,000). This decrease was primarily due to equity in losses of limited partnerships, which decreased by $9,000 to $(58,000), for the three months ended December 31, 2003 compared to $(67,000) for the three months ended December 31, 2002. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 2003. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. The decrease in equity in losses of limited partnerships was offset by an increase in loss from operations of $(2,000), from $(83,000) for the three months ended December 31, 2002 to $(85,000) for the three months ended December 31, 2003, caused by an increase in distribution income of approximately $1,000, offset by an increase of total operating expense of approximately $(3,000), for the three months ended December 31, 2003 compared to the three months ended December 31, 2002.

Nine Months Ended December 31, 2003 Compared to Nine Months Ended December 31, 2002. The Partnership's net loss for the nine months ended December 31, 2003 was $(469,000), reflecting a decrease of $4,000 from the net loss for the nine months ended December 31, 2002 of $(473,000). This decrease was due to equity in losses of limited partnerships, which increased by $(3,000) to $(213,000), for the nine months ended December 31, 2003 compared to the $(210,000) for the nine months ended December 31, 2002. Offset by a decrease in loss from operations of $7,000 for the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002. The decrease in loss from operations is due to an increase in distribution income of approximately $13,000, offset by an increase of total operating expense of approximately $(6,000), for the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Flows

Nine months Ended December 31, 2003 Compared to Nine months Ended December 31, 2002. Net cash decreased by $(29,000) for the nine months ended December 31, 2003, compared to a $(44,000) decrease for the nine months ended December 31, 2002 reflecting a change of $15,000. The change was largely due to a decrease of $5,000 in accrued fees and expenses due to general partner and affiliates. In addition there was an increase in interest income of $13,000 offset by an increase in operating expenses of $(6,000) for the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002. In addition, cash provided by investing activities increased by $3,000 to $6,000, due to an increase in distributions received from Local Limited Partnerships.

During the nine months ended December 31, 2003, accrued asset management fees payable and advances due to the General Partner increased by $199,000. The General Partner does not anticipate that the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.


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

Item 1.  Legal Proceedings

         NONE

Item 6.  Exhibits and Reports on Form 8-K

(a)       Reports on Form 8-K.
          --------------------

1. A current report on Form 8-K was filed on behalf of the registrant on November 4, 2003 reporting the resignation of the registrant's former principal independent accountants, and the engagement of new principal independent accountants under Item 4 of the Form 8-K. An amendment thereto on Form 8-K/A was filed on November 10, 2003 and November 25, 2003 (under Item 7 and under Items 4 and 7, respectively) to file as an exhibit the required letter from the former principal independent accountants. Neither the initial report nor the amendments included any financial statements.

(b)       Exhibits.
          ---------

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1      Certification of the Principal Executive Officer pursuant to 18 U.S.C.
          section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

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

Date:  February 10, 2004






By: /s/ Thomas J. Riha
    ------------------

Thomas J. Riha
Vice President-Chief Financial Officer of WNC & Associates, Inc.

Date:  February 10, 2004