Form 10-K
period 2004-03-31
WNC HOUSING TAX CREDIT FUND III L P
filed 2005-02-28
CIK 875278

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                    For the fiscal year ended March 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number: 0-21494


                      WNC HOUSING TAX CREDIT FUND III, L.P.
             (Exact name of registrant as specified in its charter)

                       California                                 33-0463432
                     (State or other jurisdiction of           (I.R.S. Employer
                    incorporation or organization)           Identification No.)


                    17782 Sky Park Cir                              92614-6404
                    Irvine, CA                                      (Zip Code)
                    (Address of principal executive offices)

                                 (714) 662-5565
                               (Telephone number)

           Securities registered pursuant to Section12(b) of the Act:

                                      NONE

           Securities registered pursuant to section12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes               No      X
    -----------      ---------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X| Indicate by check mark whether the registrant is an accelerated filer.
Yes               No      X
    -----------      ---------------

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

                                      NONE

UNIT I.

Item 1.  Business

Organization

WNC Housing Tax Credit Fund III, L.P. ("the Partnership") is a California Limited Partnership formed under the laws of the State of California on May 10, 1991. The Partnership was formed to acquire limited partnership interests or membership interest in other limited partnerships or limited liability companies ("Local Limited Partnerships") which own multi-family apartment complexes that are eligible for Federal low-income housing and, in certain cases, California low-income housing tax credits (the "Low Income Housing Credit").

The general partner of the Partnership is WNC Tax Credit Partners, L.P. (the "General Partner"). WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper, Sr. are the general partners of WNC Tax Credit Partners, L.P. The chairman and president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership and General Partner has no employees of its own.

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

The Partnership shall continue in full force and effect until December 31, 2050 unless terminated prior to that date pursuant to the partnership agreement.

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which owns and operates a multi-family housing complex (the "Housing Complexes") which qualify for the Low Income Housing Credits. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Credit to be used to reduce Federal taxes otherwise due in each year of a ten-year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the California Low Income Housing Credit to be used against California taxes otherwise due in each year of a four-year period. Each Housing Complex is subject to a fifteen-year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

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

As of March 31, 2004, the Partnership had invested in forty-eight Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the Federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credits and the fractional recapture of Low Income Housing Credits already taken. An individual Limited Partner's ability to use tax credits is limited. In most cases, the annual amount of Low Income Housing Credits that an individual Limited Partner can use is limited to the tax liability due on the person's last $25,000 of taxable income. Low Income Housing Credits may be the only material benefit from the Partnership because Limited Partners may not get back their capital. Any transactions between the Partnership, the General Partner and Associates and its affiliates will entail conflicts of interest.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining Low Income Housing Credits, and a fractional recapture of prior Low Income Housing Credits would occur. At any time, a foreclosure would result in a loss of the Partnership's investment in the Housing Complex. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the limited partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

There are limits on the transferability of units, including a prohibition on the transfer of more than 50% of the Units in a 12-month period. No trading market for the Units exists or is expected to develop. Limited partners may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual limited partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Substantially all of the Low Income Housing Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated a significant amount of Low Income Housing Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Credit compliance period risks exist for potential recapture of prior low Income Housing Credits.

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and /or its affiliates. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and/or suspend services for this or any other reason.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Credits. The initial programs are completing their compliance periods.

With that in mind, the Partnership is continuing its review of the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. The review considers many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the Limited Partners from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The objective is to maximize the limited partners' return wherever possible and, ultimately, to wind down the Partnership when it no longer provides tax benefits to limited partners. However, Local Limited Partnership interests may be disposed at any time by Associates in its discretion. To date no properties in the Partnership have been selected for disposition.

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the forty-eight Housing Complexes as of the dates and for the periods indicated:



                                                  ------------------------------  --------------------------------------------------
                                                   As of March 31, 2004                        As of December 31, 2003
                                                  ------------------------------  --------------------------------------------------
                                                  Partnership's                                         Original
                                                  Total Original  Amount of                             Estimated         Mortgage
                                        General   Investment in   Investment                          Aggregate Low      Balances of
    Local Limited                       Partner   Local Limited    Paid to    Number                  Income Housing   Local Limited
   Partnership Name       Location        Name    Partnerships     Date       of Units    Occupancy     Credits (1)     Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Beaumont                  Beaumont,     Donald W.
Elderly                   Mississippi   Sowell
Housing, L.P.                                        $  229,000     $ 229,000      30         97%        $ 462,000         $ 919,000

Brownfield                Brownfield,   Winston
Seniors                   Texas         Sullivan
Community,
Ltd.                                                    147,000       147,000      24        100%          292,000           705,000

Buffalo                   Buffalo,      Donald W.
Apartments,               Texas         Sowell
Ltd.                                                     91,000        91,000      24         96%          177,000           402,000

Cambridge Court           Grottoes,     The
Associates Limited        Virginia      Humphrey
Partnership                             Companies       254,000       254,000      39        100%          557,000         1,302,000

Candleridge               Bondurant,    Eric A.
Apartments of             Iowa          Sheldahl
Bondurant L.P.                                           99,000        99,000      23        100%          222,000           586,000

Candleridge               Waukee,       Eric A.
Apartments of             Iowa          Sheldahl
Waukee L.P.                                             101,000       101,000      23         91%          227,000           640,000

Carlinville               Carlinville,  Kenneth M.
Associates I, L.P.        Illinois      Vitor           105,000       105,000      20         75%          208,000           494,000

Cherokee                  Cedar Bluff,  Thomas H.
Housing,                  Alabama       Cooksey
Ltd.                                    and Apartment
                                        Developers,
                                        Inc.            110,000       110,000      19        100%          272,000           613,000

Chester Associates        Chester,      Kenneth M.
I, a Limited              Illinois      Vitor
Partnership                                             159,000       159,000      24         92%          358,000           683,000

Clinton Terrace           Albany,       Eddie C.
Apartments, Ltd.          Kentucky      Dalton          138,000       138,000      24        100%          290,000           756,000



                                                  ------------------------------  --------------------------------------------------
                                                   As of March 31, 2004                        As of December 31, 2003
                                                  ------------------------------  --------------------------------------------------
                                                  Partnership's                                         Original
                                                  Total Original  Amount of                             Estimated         Mortgage
                                        General   Investment in   Investment                          Aggregate Low      Balances of
    Local Limited                       Partner   Local Limited    Paid to    Number                  Income Housing   Local Limited
   Partnership Name       Location        Name    Partnerships     Date       of Units    Occupancy     Credits (1)     Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Coffeeville               Coffeeville,  Thomas H.
Housing,                  Alabama       Cooksey and
Ltd.                                    Apartment
                                        Developers,
                                        Inc.            103,000       103,000      19          89%         239,000           535,000

Coosa County              Rockford,     Thomas H.
Housing,                  Alabama       Cooksey and
Ltd.                                    Apartment
                                        Developers,
                                        Inc.            103,000       103,000      19          95%         265,000           550,000

Crockett Manor,           Crockett,     Jean
Ltd.                      Texas         Johnson         184,000       184,000      40         100%         383,000           872,000

Crockett Manor            Crockett,     Jean
Senior Citizens           Texas         Johnson
Complex, Ltd.                                           203,000       203,000      36          94%         446,000         1,008,000

Delta Manor,              Techula,      Glenn D.
L.P.                      Mississippi   Miller
                                                        227,000       227,000      36          97%         499,000         1,221,000

Eupora                    Eupora,       Richard
Apartments,               Mississippi   Tenhet and
L.P.                                    Geraldine
                                        Tenhet          138,000       138,000      36         100%         310,000         1,190,000

Fairview                  Carroll,      Kevin A.
Village V,                Iowa          Bierl
Limited
Partnership                                             119,000       119,000      20          85%         273,000           581,000

Fox Lake                  Fox Lake,    William E.
Manor                     Wisconsin    Paschke,
Limited                                Jr. and
Partnership                            Robert E.
                                       Campbell          84,000        84,000      12          58%         161,000           367,000

Ft. Deposit              Fort          Thomas H.
Housing,                 Deposit,      Cooksey and
Developers,              Alabama       Apartment
                                       Developers,
                                       Inc.             127,000       127,000      23         100%         330,000           695,000




                                                  ------------------------------  --------------------------------------------------
                                                   As of March 31, 2004                        As of December 31, 2003
                                                  ------------------------------  --------------------------------------------------
                                                  Partnership's                                         Original
                                                  Total Original  Amount of                             Estimated         Mortgage
                                        General   Investment in   Investment                          Aggregate Low      Balances of
    Local Limited                       Partner   Local Limited    Paid to    Number                  Income Housing   Local Limited
   Partnership Name       Location        Name    Partnerships     Date       of Units    Occupancy     Credits (1)     Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Gulf Coast               Gulfport,     Philip
Apartments,              Mississippi   Napier
L.P.                                                    320,000       320,000      60          90%         698,000         1,398,000

Gulf Coast               Long Beach,   Philip
Apartments               Mississippi   Napier
of Long Beach, L.P.                                     315,000       315,000      59          90%         685,000         1,413,000

Heritage Colonial        Blackshear,   Robert J.
Homes, L.P.              Georgia       Deharder and
                                       Jacqueline F.
                                       McPhillips       115,000       115,000      20         100%         126,000           519,000

HOI Limited              Benson,       Housing
Partnership              North         Opportunities,
of Benson                Carolina      Inc.             269,000       269,000      50          98%         577,000         1,140,000

HOI Limited              Dallas,       Housing
Partnership              North         Opportunities,
of Dallas                Carolina      Inc.             366,000       366,000      60          97%         787,000         1,670,000

HOI Limited              Dunn,         Housing
Partnership              North         Opportunities,
of Dunn                  Carolina      Inc.             170,000       170,000      34         100%         366,000           802,000

HOI Limited              Kings         Housing
Partnership              Mountain,     Opportunities,
of Kings Mt.             North         Inc.
                         Carolina                       262,000       262,000      46         100%         563,000         1,204,000

HOI Limited              Sanford,      Housing
Partnership              North         Opportunities,
of Lee                   Carolina      Inc.             419,000       419,000      78          94%         901,000         1,935,000

HOI Limited              Sanford,      Housing
Partnership              North         Opportunities,
of Sanford               Carolina      Inc.             277,000       277,000      50          98%         594,000         1,191,000



                                                  ------------------------------  --------------------------------------------------
                                                   As of March 31, 2004                        As of December 31, 2003
                                                  ------------------------------  --------------------------------------------------
                                                  Partnership's                                         Original
                                                  Total Original  Amount of                             Estimated         Mortgage
                                        General   Investment in   Investment                          Aggregate Low      Balances of
    Local Limited                       Partner   Local Limited    Paid to    Number                  Income Housing   Local Limited
   Partnership Name       Location        Name    Partnerships     Date       of Units    Occupancy     Credits (1)     Partnerships
------------------------------------------------------------------------------------------------------------------------------------
HOI Limited              Selma,         Housing
Partnership              North          Opportunities,
of Selma                 Carolina       Inc.            271,000       271,000      58          95%         582,000         1,144,000

Killbuck                 Killbuck,      Georg E.
Limited                  Ohio           Maharg
Partnership                                             151,000       151,000      24          92%         338,000           740,000

Lake Ridge               Tiptonville,   Lewis
Apartments,              Tennessee      Beasley, Jr.
L.P.                                    and Carol
                                        Beasley         317,000       317,000      44         100%         647,000         1,444,000

Levelland                Levelland,     1600
Manor,                   Texas          Capital
L.P.                                    Company         175,000       175,000      36         100%         393,000           894,000

Logan Park               Caldwell,      Riley J.
Associates               Idaho          Hill
Limited
Partnership                                             571,000       571,000      50          98%       1,281,000         2,251,000

Meadow Run               Gordonsville,  The Humphrey
Associates               Virginia       Companies
Limited
Partnership                                             302,000       302,000      43          98%         662,000         1,477,000

Oakdale Senior           Oakdale,       Oakdale
Housing                  California     Senior
Limited                                 Housing
Partnership                             Corporation     919,000       919,000      80         100%       2,110,000         2,871,000

Orange                   Orange         Thomas H.
Beach                    Beach,         Cooksey and
Housing,                 Alabama        Apartment
Ltd.                                    Developers,
                                        Inc.            208,000       208,000      31          94%         472,000         1,075,000

Parks I                  Chatham,       Sallie B.
Limited                  Virginia       Garst and
Partnership                             Lillien S.
                                        Brown           253,000       253,000      39         100%         568,000         1,226,000

Post Manor,              Post,          1600 Capital
L.P.                     Texas          Company         122,000       122,000      24          79%         263,000           625,000


                                                  ------------------------------  --------------------------------------------------
                                                   As of March 31, 2004                        As of December 31, 2003
                                                  ------------------------------  --------------------------------------------------
                                                  Partnership's                                         Original
                                                  Total Original  Amount of                             Estimated         Mortgage
                                        General   Investment in   Investment                          Aggregate Low      Balances of
    Local Limited                       Partner   Local Limited    Paid to    Number                  Income Housing   Local Limited
   Partnership Name       Location        Name    Partnerships     Date       of Units    Occupancy     Credits (1)     Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Red Bud                  Red Bud,       Kenneth M.
Associates I,            Illinois       Vitor
a Limited
Partnership                                             135,000       135,000      20          90%         303,000           592,000

Steeleville              Steeleville,   Kenneth M.
Associates I,            Illinois       Vitor
a Limited
Partnership                                             110,000       110,000      16          88%         247,000           544,000

Tanglewood               Frankfurt,     Georg E.
Limited                  Ohio           Maharg and
Partnership                             Maharg Realty,
                                        Inc.             212,000      212,000      36         100%         475,000         1,054,000

Village Lane             Farmington,    ERC
Properties,              Arkansas       Properties,
a Limited                               Inc.
Partnership                                              168,000      168,000      36         100%         370,000           876,000

Whitted                  Hillsborough,  Hillsborough
Forest                   North          Affordable
Limited                  Carolina       Housing
Partnership                             Corporation      685,000      685,000      35          97%       1,572,000           951,000

Wilcam                   Camden,        Thomas H.
Housing,                 Alabama        Cooksey and
Ltd.                                    Apartment
                                        Developers,Inc.  106,000      106,000      19         100%         299,000           614,000

Wills Point             Wills Point,    1600
Manor,                  Texas           Capital
L.P.                                    Company          124,000      124,000      24         100%         277,000           622,000

Windmere                Lexington,      The
Associates              Virginia        Humphrey
Limited                                 Companies
Partnership                                              291,000      291,000      38         100%         539,000         1,471,000

Woodlands               Mount           1600
Apartments,             Pleasant,       Capital
L.P.                    Texas           Company          239,000      239,000      48          85%         537,000         1,239,000

                                                  ------------------------------  --------------------------------------------------
                                                   As of March 31, 2004                        As of December 31, 2003
                                                  ------------------------------  --------------------------------------------------
                                                  Partnership's                                         Original
                                                  Total Original  Amount of                             Estimated         Mortgage
                                        General   Investment in   Investment                          Aggregate Low      Balances of
    Local Limited                       Partner   Local Limited    Paid to    Number                  Income Housing   Local Limited
   Partnership Name       Location        Name    Partnerships     Date       of Units    Occupancy     Credits (1)     Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Woodview              Chillicothe,     Michael K.
Limited               Illinois and     Moore
Partnership           Glassford,
                      Illinois                     269,000         269,000         36        98%         362,000           1,182,000
                                                ----------    ------------      ------       ---    ------------         -----------


                                               $10,862,000    $ 10,862,000      1,685        95%    $ 23,565,000         $48,283,000
                                                ===========    ============     ======       ===    =============        ===========


(1) Represents aggregate expected to be received if Housing Complexes are retained and rented in compliance with credit rules for the 15-year compliance period. Approximately 97% of the anticipated Low Income Housing Credits have been received from the Local Limited Partnerships and are no longer available to the Partnerships Limited Partners.




                                   --------------------------------------------------------------------------------
                                                        For the year ended December 31, 2003
                                   --------------------------------------------------------------------------------
                                                                                              Low Income
                                                                                           Housing Credits
                                                                                             Allocated to
         Partnership Name                   Rental Income      Net Income/(loss)             Partnership
-------------------------------------------------------------------------------------------------------------------
Beaumont Elderly Housing, L.P.                $ 125,000           $ (30,000)                           99%

Brownfield Seniors Community, Ltd.              128,000             (19,000)                           99%

Buffalo Apartments, Ltd.                        112,000              (4,000)                           99%

Cambridge Court Associates
Limited Partnership                             144,000             (29,000)                           99%

Candleridge Apartments of
Bondurant L.P.                                  125,000              (9,000)                           99%

Candleridge Apartments of Waukee
L.P.                                            134,000              (4,000)                           99%

Carlinville Associates I, L.P.                   64,000             (13,000)                           99%

Cherokee Housing, Ltd.                           75,000             (14,000)                           99%

Chester Associates  I, a Limited
Partnership                                      83,000             (20,000)                           99%

Clinton Terrace Apartments, Ltd.                 88,000              (3,000)                           99%

Coffeeville Housing, Ltd.                        63,000             (11,000)                           99%

Coosa County Housing, Ltd.                       71,000              (4,000)                           99%

Crockett Manor, Ltd.                            170,000               3,000                            99%

Crockett Manor Senior Citizens
Complex, Ltd.                                   143,000              (6,000)                           99%

Delta Manor, L.P.                               155,000             (50,000)                           99%

Eupora Apartments, L.P.                         130,000             (27,000)                           99%

Fairview Village V, Limited
Partnership                                      65,000               3,000                            99%

Fox Lake Manor Limited Partnership               28,000             (13,000)                           99%

Ft. Deposit Housing, Ltd.                        81,000             (19,000)                           99%

Gulf Coast Apartments, L.P.                     224,000             (27,000)                           99%


                                   --------------------------------------------------------------------------------
                                                        For the year ended December 31, 2003
                                   --------------------------------------------------------------------------------
                                                                                              Low Income
                                                                                           Housing Credits
                                                                                             Allocated to
         Partnership Name                     Rental Income      Net Income/(loss)           Partnership
-------------------------------------------------------------------------------------------------------------------
Gulf Coast Apartments of Long
Beach, L.P.                                     229,000             (22,000)                           99%

Heritage Colonial Homes, L.P.                    67,000             (33,000)                           99%

HOI Limited Partnership of Benson               218,000             (28,000)                           99%

HOI Limited Partnership of Dallas               254,000             (41,000)                           99%

HOI Limited Partnership of Dunn                 139,000             (22,000)                           99%

HOI Limited Partnership of Kings
Mt.                                             171,000             (31,000)                           99%

HOI Limited Partnership of Lee                  322,000             (97,000)                           99%

HOI Limited Partnership of Sanford              284,000               1,000                            99%

HOI Limited Partnership of Selma                254,000             (18,000)                           99%

Killbuck Limited Partnership                     83,000             (22,000)                           99%

Lake Ridge Apartments, L.P.                     164,000             (33,000)                           99%

Levelland Manor, L.P.                           132,000             (18,000)                           99%

Logan Park Associates Limited
Partnership                                     415,000             (35,000)                           99%

Meadow Run Associates Limited
Partnership                                     178,000             (42,000)                           99%

Oakdale Senior Housing Limited
Partnership                                     384,000            (180,000)                           99%

Orange Beach Housing, Ltd.                      121,000             (17,000)                           99%

Parks I Limited Partnership                     216,000             (23,000)                           99%

Post Manor, L.P.                                 72,000             (40,000)                           99%

Red Bud Associates I, a Limited
Partnership                                      74,000             (17,000)                           99%

                                   --------------------------------------------------------------------------------
                                                        For the year ended December 31, 2003
                                   --------------------------------------------------------------------------------
                                                                                              Low Income
                                                                                           Housing Credits
                                                                                             Allocated to
         Partnership Name                 Rental Income    Net Income/(loss)                 Partnership
-------------------------------------------------------------------------------------------------------------------
Steeleville Associates I, a
Limited Partnership                              58,000             (15,000)                           99%

Tanglewood Limited Partnership                  115,000             (36,000)                           99%

Village Lane Properties, a
Limited Partnership                             173,000             (34,000)                           99%

Whitted Forest Limited Partnership              188,000             (17,000)                           99%

Wilcam Housing, Ltd.                             74,000             (18,000)                           99%

Wills Point Manor, L.P.                          88,000              (7,000)                           99%

Windmere Associates Limited
Partnership                                     176,000             (33,000)                           99%

Woodlands Apartments, L.P.                      177,000             (42,000)                           99%

Woodview Limited Partnership                    186,000             (23,000)                           99%
                                             ----------        -------------
                                             $7,220,000        $ (1,239,000)                           99%
                                             ==========        =============


Item 3. Legal Proceedings

NONE

Item 4. Submission of Matters to a Vote of Security Holders

NONE

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

(a) The Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit and none exists. Units can be assigned only if certain requirements in the Partnership Agreement are satisfied.

(b) At March 31, 2004, there were 966 Limited Partners and 16 assignees of Units who were not admitted as Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement.

(d) No securities are authorized for issuance by the Partnership under equity compensation plans.

(e) No unregistered securities were sold by the Partnership during the year ended March 31, 2004.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE


Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                          March 31
                              -----------------------------------------------------------------

                                 2004         2003          2002         2001         2000
                              -----------   ----------   -----------  -----------  ------------
ASSETS
Cash and cash equivalents   $    226,870  $   251,056  $    294,946 $    310,526 $     330,386
Investments in limited
  partnerships, net              514,148    1,358,412     1,816,995    2,387,646     3,533,290
                              -----------   ----------   -----------  -----------  ------------

                            $    741,018  $ 1,609,468  $  2,111,941 $  2,698,172 $   3,863,676
                              ===========   ==========   ===========  ===========  ============

LIABILITIES
Payables to limited
  partnerships              $          -  $         -  $          - $     50,818 $      50,818
Accrued fees and expenses
  due to General Partner
  and affiliates               2,660,187    2,392,085     2,122,532    1,850,328     1,581,300

PARTNERS' (DEFICIT) EQUITY    (1,919,169)    (782,617)      (10,591)     797,026     2,231,558
                              -----------   ----------   -----------  -----------  ------------

                            $    741,018  $ 1,609,468  $  2,111,941 $  2,698,172 $   3,863,676
                              ===========   ==========   ===========  ===========  ============


Selected results of operations, cash flows, and other information for the Partnership are as follows:

                                            For the Years Ended March 31
                          ---------------------------------------------------------------

                             2004         2003         2002         2001         2000
                          -----------  -----------  -----------  -----------  -----------
Loss from operations
(Note 1)                $   (868,336)$  (362,294) $ (312,218)  $  (353,285)  $  (354,817)
Equity in losses of
   limited
  partnerships              (268,216)   (409,732)   (495,399)   (1,081,247)     (959,660)
                          -----------  -----------  ----------- -----------   -----------

Net loss                $ (1,136,552)$  (772,026) $ (807,617)  $(1,434,532)  $(1,314,477)
                          ===========  ===========  =========== ===========   ===========

Net loss allocated to:
   General partner      $    (11,366)$    (7,720) $   (8,076)  $   (14,345)  $   (13,145)
                          ===========  ===========  =========== ===========   ===========

   Limited partners     $ (1,125,186)$  (764,306) $ (799,541)   (1,420,187)   (1,301,332)
                          ===========  ===========  =========== ===========   ===========

Net loss per limited
  partner unit          $     (75.01)$    (50.95) $   (53.30)  $    (94.68)  $    (86.76)
                          ===========  ===========  =========== ===========   ===========

Outstanding weighted
  limited partner
  units                       15,000      15,000      15,000        15,000        15,000
                          ===========  ===========  =========== ===========   ===========

Note 1 - Loss from operations for the year ended March 31, 2004 includes a charge for impairment losses on investments in limited partnerships of $549,216. (See Note 2 to the audited financial statements)

                                           For the Years Ended March 31
                          ---------------------------------------------------------------

                             2004         2003         2002         2001         2000
                          -----------  -----------  -----------   ----------   ----------
Net cash provided by
  (used in):

  Operating activities  $    (25,711) $   (63,801) $   (14,092) $  (37,009)  $   (21,505)
  Investing activities         1,525       19,911       (1,488)     17,149        16,145
                          -----------  -----------  -----------   ----------   ----------

Net change in cash and
  cash equivalents           (24,186)     (43,890)     (15,580)    (19,860)       (5,360)

Cash and cash
  equivalents,
  beginning of period        251,056      294,946      310,526     330,386       335,746
                          -----------  -----------  -----------   ----------   ----------

Cash and cash
  equivalents,
  end of period         $    226,870  $   251,056  $   294,946  $  310,526   $   330,386
                          ===========  ===========  ===========   ==========   ==========

Low Income Housing Credits per Unit were as follows for the years ended December 31:

                              2003             2002                 2001              2000             1999
                          -------------   ---------------      ---------------    -------------    --------------
Federal                 $          125  $            136     $            157   $          157   $           157
State                                -                 -                    -                -                 -
                          -------------   ---------------      ---------------    -------------    --------------

Total                   $          125  $            136     $            157   $          157   $           157
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

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low-Income Housing Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (Notes 2 and 3 to the audited financial statements).

Equity in losses of limited partnerships for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available.

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

Income Taxes

No provision for income taxes has been recorded in the financial statements as any liability and/or benefits for income taxes flows to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.

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

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credit s and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its limited partners. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

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

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the limited partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

Substantially all of the Low Income Housing Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated a significant amount of Low Income Housing Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Credit compliance period risks exist for potential recapture of prior low Income Housing Credits.

No trading market for the Units exists or is expected to develop. Limited partners may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual limited partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

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

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and /or its affiliates. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and/or suspend services for this or any other reason.

Financial Condition

The Partnership's assets at March 31, 2004 consisted primarily of $227,000 in cash and aggregate investments in the forty-eight Local Limited Partnerships of $514,000. Liabilities at March 31, 2004 primarily consisted of $2,660,000 of accrued annual management fees and operating expenses due to the General Partner.

Results of Operations

Year Ended March 31, 2004 Compared to Year Ended March 31, 2003. The Partnership's net loss for the year ended March 31, 2004 was $(1,137,000), reflecting an increase of $(365,000) from the net loss experienced for the year ended March 31, 2003 of $(772,000). The increase in net loss is due to an increase in the loss from operations of $(506,000). The increase in loss from operations was primarily caused by a $(549,000) increase in impairment loss. The impairment loss is due to the fact that the net investment balance exceeded the remaining tax credits, along with any residual value in seven limited partnerships. This loss is offset by a $3,000 decrease in other operating expenses, a $3,000 decrease in amortization and an increase of $37,000 in total income. In addition the loss is also offset by a reduction in the equity in losses of Local Limited Partnerships by $141,000. The decrease in equity in losses of Local Limited Partnerships is primarily due to the Partnership not recognizing certain losses of Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at March 31, 2004. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized.

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

Liquidity and Capital Resources

Year Ended March 31, 2004 Compared to Year Ended March 31, 2003. Net cash used during the year ended March 31, 2004 was $(24,000), compared to net cash used for the year ended March 31, 2003 of $(44,000). The change was due primarily to a decrease of $38,000 in net cash used by operating activities due to the fact that there was an increase of $30,000 in reporting fees along with an $8,000 increase in distribution income which was offset by a decrease of $(18,000) in distributions received from Local Limited Partnerships.

Year Ended March 31, 2003 Compared to Year Ended March 31, 2002. Net cash used during the year ended March 31, 2003 was $(44,000), compared to a net cash decrease for the year ended March 31, 2002 of $(16,000). The change was due primarily to an increase of $49,000 in net cash used by operating activities, which was offset by an increase of $16,000 in distributions.

During the years ended March 31, 2004, 2003 and 2002, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $268,000, $270,000 and 272,000, respectively. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2004, to be sufficient to meet all currently foreseeable future cash requirements. This excludes amounts owed to Associates by the Partnership disclosed below.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of March 31, 2004:

                                   2005         2006       2007       2008        2009     Thereafter       Total

                                -----------   ---------  ---------  ---------   ---------  ------------  -------------
Asset Management Fees (1)     $  2,959,215  $  299,028 $  299,028 $  299,028  $  299,028  $ 12,260,148 $   16,415,475
Capital Contributions
  Payable to Lower Tier
  Partnerships                           -           -          -          -           -             -              -
                                -----------   ---------  ---------  ---------   ---------  ------------  -------------
Total contractual cash
   obligations                $  2,959,215  $  299,028 $  299,028 $  299,028  $  299,028 $  12,260,148 $   16,415,475
                                ===========   =========  =========  =========   =========  ============  =============

(1) Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2050. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2050. Amounts due to the General Partners as of March 31, 2004 have been included in the 2005 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

For additional information on our Asset Management Fees, see Note 3 to the audited financial statements included elsewhere herein.

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, we are continuing our review of the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. Our review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the limited partners from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, we expect to proceed with efforts to liquidate those properties. Our objective is to maximize the limited partners' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to limited partners. To date no properties in the Partnership have been selected.

Impact of New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities." FIN 46 provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both.

In December 2003, the FASB issued a revision of FIN 46 ("FIN 46R") to clarify some of its provisions. The revision results in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretations or the revised interpretations. However, all VIEs must be accounted for under the revised interpretations as of March 31, 2004, when FIN 46R is effective for the Partnership.

This Interpretation would require consolidation by the Partnership of certain Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnership was a VIE and that the Partnership was the "Primary Beneficiary." Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other Limited Partners. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the potential consolidation effects of the Interpretation and concluded that the adoption of the Interpretation does not have a material impact on the financial statements of the Partnership.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
WNC Housing Tax Credit Fund III, L.P.

     We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund III, L.P. (a California Limited Partnership) (the "Partnership") as of March 31, 2004 and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented $341,000 of the total assets of the Partnership at March 31, 2004 and $174,000 of the Partnership's equity in losses of limited partnerships for the year ended March 31, 2004. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audit and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund III, L.P. (a California Limited Partnership) as of March 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     The  Partnership   currently  has  insufficient  working  capital  to  fund
obligations to an affiliate of the General Partner for asset management services. As discussed in Note 1 to the financial statements, the Partnership would be adversely affected should the affiliate of the General Partner of the Partnership, WNC and Associates, Inc., demand current payment of existing contractual obligations and/or suspend services for this or any other reason.



/s/ Reznick Group, PC

Bethesda, Maryland
October 21, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
WNC Housing Tax Credit Fund III, L.P.

We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund III, L.P. (a California Limited Partnership) (the "Partnership") as of March 31, 2003 and the related statements of operations, partners' equity (deficit) and cash flows for the years ended March 31, 2003 and 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 58% of the total assets of the Partnership at March 31, 2003, and 58% and 64% of the Partnership's equity in losses of limited partnerships for the years ended March 31, 2003 and 2002, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States.) Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund III, L.P. (a California Limited Partnership) as of March 31, 2003 and the results of its operations and its cash flows for the years ended March 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.


                                                  /s/  BDO SEIDMAN, LLP

Costa Mesa, California
June 24, 2003

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                                March 31
                                                                      ------------------------------

                                                                          2004            2003
                                                                     -------------   --------------
ASSETS
Cash and cash equivalents                                           $      226,870  $       251,056
Investments in limited partnerships, net (Notes 2 and 3)                   514,148        1,358,412
                                                                      -------------   --------------

                                                                    $      741,018  $     1,609,468
                                                                      =============   ==============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to General
     Partner and affiliates (Note 3)                                $    2,660,187  $     2,392,085

Commitments and contingencies

Partners' deficit:
   General partner                                                         (59,713)         (48,347)
   Limited partners (15,000 units authorized;
     15,000 units issued and outstanding)                               (1,859,456)        (734,270)
                                                                      -------------   --------------

     Total partners' deficit                                            (1,919,169)        (782,617)
                                                                      -------------   --------------

                                                                    $      741,018  $     1,609,468
                                                                      =============   ==============

 See reports of independent registered public accounting firms and accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                                                         For the Years Ended March 31
                                                  --------------------------------------------

                                                     2004            2003            2002
                                                  ------------    ------------   -------------

Interest income                                 $       2,155   $       4,018  $        8,115
Reporting fee income                                   32,386           1,883          38,691
Distribution income                                     8,167               -           4,870
                                                  ------------    ------------   -------------

     Total income                                      42,708           5,901          51,676
                                                  ------------    ------------   -------------

Operating expenses:
 Amortization (Notes 2 and 3)                          25,307          28,940          25,922
 Asset management fees (Note 3)                       299,462         299,028         299,028
 Impairment loss (Note 2)                             549,216               -               -
 Other expenses                                        37,059          40,227          38,944
                                                  ------------    ------------   -------------

     Total operating expenses                         911,044         368,195         363,894
                                                  ------------    ------------   -------------

Loss from operations                                 (868,336)       (362,294)       (312,218)

Equity in losses of limited
  partnerships (Note 2)                              (268,216)       (409,732)       (495,399)
                                                  ------------    ------------   -------------
Net loss                                        $  (1,136,552)  $    (772,026) $     (807,617)
                                                  ============    ============   =============

Net loss allocated to:
   General partner                              $     (11,366)  $      (7,720) $       (8,076)
                                                  ============    ============   =============

   Limited partners                             $  (1,125,186)  $    (764,306) $     (799,541)
                                                  ============    ============   =============

Net loss per limited partnership unit           $      (75.01)  $      (50.95) $       (53.30)
                                                  ============    ============   =============

Outstanding weighted limited partner
  units                                                15,000          15,000          15,000
                                                  ============    ============   =============



 See reports of independent registered public accounting firms and accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                For The Years Ended March 31, 2004, 2003 and 2002

                                                               General             Limited
                                                               Partner             Partners              Total
                                                            ---------------     ---------------    ---------------
Partners' equity (deficit) at March 31, 2001              $        (32,551)  $        829,577   $       797,026

Net loss                                                            (8,076)          (799,541)         (807,617)
                                                            ---------------     ---------------    ---------------

Partners' equity (deficit) at March 31, 2002                       (40,627)            30,036           (10,591)

Net loss                                                            (7,720)          (764,306)         (772,026)
                                                            ---------------     ---------------    ---------------

Partners' deficit at March 31, 2003                                (48,347)          (734,270)         (782,617)

Net loss                                                           (11,366)        (1,125,186)       (1,136,552)
                                                            ---------------     ---------------    ---------------

Partners' deficit at March 31, 2004                       $        (59,713)  $     (1,859,456)  $    (1,919,169)
                                                            ===============     ===============    ===============

 See reports of independent registered public accounting firms and accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                              For the Years Ended
                                                                   March 31
                                                ------------------------------------------------

                                                    2004             2003             2002
                                                -------------    -------------    --------------
Cash flows from operating activities:
   Net loss                                   $   (1,136,552)  $    (772,026)   $      (807,617)
   Adjustments to reconcile net loss to
     net cash used in operating
     activities:
     Amortization                                     25,307          28,940             25,922
     Equity in losses of limited
       partnerships                                  268,216         409,732            495,399
     Impairment loss                                 549,216               -                  -
     Increase in accrued fees and
       expenses due to General Partner
       and affiliates                                268,102         269,553            272,204
                                                -------------    -------------    --------------

Net cash used in operating activities                (25,711)        (63,801 )          (14,092)
                                                -------------    -------------    --------------

Cash flows from investing activities:
   Investments in limited partnerships                     -               -             (5,000)
   Distributions from limited
     partnerships                                      1,525          19,911              3,512
                                                -------------    -------------    --------------

Net cash provided by (used in)
   investing activities                                1,525          19,911             (1,488)
                                                -------------    -------------    --------------

Net decrease in cash and
  cash equivalents                                   (24,186)        (43,890)           (15,580)

Cash and cash equivalents, beginning
  of period                                          251,056         294,946            310,526
                                                -------------    -------------    --------------

Cash and cash equivalents, end of
  period                                      $      226,870   $     251,056    $       294,946
                                                =============    =============    ==============

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
     Taxes paid                               $          800   $         800    $           800
                                                =============    =============    ==============

 See reports of independent registered public accounting firms and accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2004, 2003 and 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------------------
Organization
------------

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

The general partner of the Partnership is WNC Tax Credit Partners, L.P. (the "General Partner"). WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper, Sr. are the general partners of WNC Tax Credit Partners, L.P. The chairman and president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership and General Partner has no employees of its own.

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

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credits and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing
Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its limited partners. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2004, 2003 and 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the limited partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

Substantially all of the Low Income Housing Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated a significant amount of Low Income Housing Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Credit compliance period risks exist for potential recapture of prior low Income Housing Credits.

No trading market for the Units exists or is expected to develop. Limited partners may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual limited partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and /or its affiliates. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and/or suspend services for this or any other reason.

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2004, 2003 and 2002


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

With that in mind, the Partnership is continuing to review the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. The Partnership's review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the limited partners from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The Partnership's objective is to maximize the limited partners' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to limited partners. To date no properties in the Partnership have been selected.

Method of Accounting for Investments in Limited Partnerships
------------------------------------------------------------

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low-Income Housing Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Notes 2 and 3).

Equity in losses of limited partnerships for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see
Note 3). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

                For The Years Ended March 31, 2004, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2004 and 2003, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At March 31, 2004, the Partnership has maintained cash balances at a certain financial institution in excess of the maximum federally insured amounts.

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

Reporting Comprehensive Income
------------------------------

The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income during the years presented, as defined by SFAS No. 130.

Income Taxes
------------

No provision for income taxes has been recorded in the accompanying financial statements as any liability and/or benefits for income taxes as income taxes flows to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.

New Accounting Pronouncements
-----------------------------

In January 2003, the FASB issued Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities." FIN 46 provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both.

In December 2003, the FASB issued a revision of FIN 46 ("FIN 46R") to clarify some of its provisions. The revision results in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretations or the revised interpretations. However, all VIEs must be accounted for under the revised interpretations as of March 31, 2004, when FIN 46R is effective for the Partnership.

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2004, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

This Interpretation would require consolidation by the Partnership of certain Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnership was a VIE and that the Partnership was the "Primary Beneficiary." Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other Limited Partners. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the potential consolidation effects of the Interpretation and concluded that the adoption of the Interpretation does not have a material impact on the financial statements of the Partnership.

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

The Partnership's investments in Local Limited Partnerships as reflected in the balance sheets at March 31, 2004 and 2003, are approximately $4,356,000 and $3,931,000, respectively, greater than the Partnership's combined equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses, as discussed below, acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and impairment losses recorded in the Partnership's investment account. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the losses recorded by the Partnership for the three month period ended March 31.

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

A loss in value from a Local Limited Partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits allocated to the fund and the estimated residual value of the investment. Accordingly, the Partnership recorded an impairment loss of $549,216 during the year ended March 31, 2004.

Distributions from the Local Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2004, 2003 and 2002

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

At March 31, 2004 and 2003, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the years ended March 31, 2004, 2003 and 2002 amounting to approximately $957,000, $928,000 and $823,000, respectively, have not been recognized. As of March 31, 2004, the aggregate share of net losses not recognized by the Partnership amounted to $4,115,000.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                                   For the Years Ended
                                                                                        March 31
                                                                     ------------------------------------------------

                                                                         2004             2003             2002
                                                                     -------------    --------------   --------------
Investments per balance sheet, beginning of period                 $    1,358,412   $     1,816,995  $     2,387,646
Capital contributions paid                                                      -                 -            5,000
Capital contributions payable to limited partnerships                           -                 -          (50,818)
Impairment loss                                                          (549,216)                -                -
Equity in losses of limited partnerships                                 (268,216)         (409,732)        (495,399)
Distributions received from limited partnerships                           (1,525)          (19,911)          (3,512)
Amortization of paid acquisition fees and costs                           (25,307)          (28,940)         (25,922)
                                                                     -------------    --------------   --------------

Investments per balance sheet, end of period                       $      514,148   $     1,358,412  $     1,816,995
                                                                     =============    ==============   ==============

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2004, 2003 and 2002

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

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                     2003               2002
                                                                                ---------------    ---------------
ASSETS

Buildings and improvements, net of accumulated
  depreciation for 2003 and 2002 of $20,391,000 and
  $18,503,000, respectively                                                   $     40,940,000   $     42,602,000
Land                                                                                 4,181,000          4,173,000
Other assets                                                                         5,412,000          5,329,000
                                                                                ---------------    ---------------

                                                                                    50,533,000         52,104,000
                                                                                ===============    ===============
LIABILITIES

Mortgage loans payable                                                        $     48,283,000   $     48,614,000
Due to related parties                                                               2,999,000          3,004,000
Other liabilities                                                                      916,000            924,000
                                                                                ---------------    ---------------

                                                                                    52,198,000         52,542,000
                                                                                ---------------    ---------------

PARTNERS' CAPITAL (DEFICIT)

WNC Housing Tax Credit Fund III, L.P.                                               (3,842,000)        (2,573,000)
Other partners                                                                       2,177,000          2,135,000
                                                                                ---------------    ---------------

                                                                                    (1,665,000)          (438,000)
                                                                                ---------------    ---------------

                                                                              $     50,533,000   $     52,104,000
                                                                                ===============    ===============

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2004, 2003 and 2002

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 2003               2002                2001
                                                            ---------------    ---------------     ---------------
Revenues                                                  $      7,350,000   $      7,088,000    $      6,968,000
                                                            ---------------    ---------------     ---------------

Expenses:
   Operating expenses                                            4,967,000          4,811,000           4,513,000
   Interest expense                                              1,733,000          1,760,000           1,894,000
   Depreciation and amortization                                 1,889,000          1,868,000           1,898,000
                                                            ---------------    ---------------     ---------------

     Total expenses                                              8,589,000          8,439,000           8,305,000
                                                            ---------------    ---------------     ---------------

Net loss                                                  $     (1,239,000)  $     (1,351,000)   $     (1,337,000)
                                                            ===============    ===============     ===============

Net loss allocable to the Partnership                     $     (1,225,000)  $     (1,338,000)   $     (1,323,000)
                                                            ===============    ===============     ===============

Net loss recorded by the Partnership                      $       (268,000)  $       (410,000)   $       (495,000)
                                                            ===============    ===============     ===============

Certain Local Limited  Partnerships have incurred  significant  operating losses
and/or  working  capital   deficiencies.   In  the  event  these  Local  Limited
Partnerships continue to incur significant operating losses,  additional capital contributions  by the  Partnership  and/or  the  Local  General  Partner  may be
required  to sustain  the  operations  of such Local  Limited  Partnerships.  If additional  capital  contributions  are not made  when  they are  required,  the
Partnership's  investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or their affiliates for the following items:

     Acquisition  fees not to exceed 9% of the gross  proceeds  from the sale of
     Units  as  compensation  for  services  rendered  in  connection  with  the acquisition  of  Local  Limited  Partnerships.  At the  end of all  periods
     presented,   the  Partnership  incurred  acquisition  fees  of  $1,350,000.
     Accumulated  amortization  of these  capitalized  costs was  $1,138,000 and
     $1,038,126 as of March 31, 2004 and 2003, respectively.  Of the accumulated amortization  recorded on the  balance  sheet at March 31,  2004,  $74,694,
     $134,019  and  $106,359 of the related  expense was  reflected as equity in losses of limited  partnerships during the years ended March 31, 2004, 2003 and 2002,  respectively,  to reduce  the  respective  net  acquisition  fee component of  investments in local limited  partnerships  to zero for those
     Local Limited Partnerships which would otherwise be below a zero balance.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2004, 2003 and 2002


NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

     Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.6% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $67,423, which have been included in investments in limited partnerships. Accumulated amortization was $67,423, as of March 31, 2004 and 2003.

     The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were approximately $38,400 during the year ended March 31, 2004.

     An annual asset management fee equal to 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Management fees of $299,462, $299,028 and $299,028 were incurred during the years ended March 31, 2004, 2003 and 2002, respectively of which $30,000, $30,000 and $28,500 were paid during the years ended March 31, 2004, 2003 and 2002, respectively.

     A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2002 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred in the three year period ended March 31, 2004.

The accrued fees and expenses due to General Partner and affiliates consist of the following at:

                                                                           March 31
                                                                 -----------------------------

                                                                    2004             2003
                                                                 ------------     ------------
Advances from WNC                                              $         842    $       2,202
Asset management fee payable                                       2,659,345        2,389,883
                                                                 ------------     ------------

                                                               $   2,660,187    $   2,392,085
                                                                 ============     ============

The Partnership does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2004, 2003 and 2002


NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31:

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------
               2004
               ----
Income                                 $         7,000     $       14,000     $       4,000       $       18,000

Operating expenses                             (93,000)           (99,000)          (89,000)            (630,000)

Equity in losses of limited
     partnerships                              (46,000)          (108,000)          (58,000)             (56,000)

Net loss                                      (132,000)          (193,000)         (143,000)            (668,000)

Net Loss available to limited
     partners                                 (131,000)          (191,000)         (142,000)            (661,000)

Net Loss per limited partner unit                   (9)               (13)               (9)                 (44)

               2003
               ----
Income (loss)                          $          1,000    $        8,000     $       3,000       $       (6,000)

Operating expenses                              (91,000)          (98,000)          (86,000)             (93,000)

Equity in losses of limited
     partnerships                               (68,000)          (75,000)          (67,000)            (200,000)

Net loss                                       (158,000)         (165,000)         (150,000)            (299,000)

Net Loss available to limited
     partners                                  (157,000)         (163,000)         (149,000)            (295,000)

Net Loss per limited partner unit                   (10)              (11)              (10)                 (20)




Item 9. Changes  in and  Disagreements  With  Accountants  on  Accounting  and
Financial Disclosure

NOT APPLICABLE

Item 9a. Controls and Procedures

As of the end of the period covered by this report,  the  Partnership's  General
Partner, under the supervision and with the participation of the Chief Executive
Officer and Chief Financial Officer of Associates carried out an evaluation of the effectiveness of the Fund's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended
March 31, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

UNIT III.

Item 10. Directors and Executive Officers of the Registrant

(a)  Identification of Directors,  (b) Identification of Executive Officers, (c)
     ---------------------------------------------------------------------------
     Identification of Certain Significant Employees,  (d) Family Relationships,
     ---------------------------------------------------------------------------
     and (e) Business Experience
     ---------------------------

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

Associates is a California corporation which was organized in 1971. Its officers and significant employees are:

Wilfred N. Cooper, Sr.                Chairman of the Board
Wilfred N. Cooper, Jr.                President and Chief Executive Officer
David N. Shafer, Esq.                 Executive Vice President and Director of Asset Management
Sylvester P. Garban                   Senior Vice President - Institutional Investments
Thomas J. Riha, CPA                   Senior Vice President - Chief Financial Officer
David C. Turek                        Senior Vice President - Originations
Michael J. Gaber                      Senior Vice President - Acquisitions
Diemmy T. Tran                        Vice President - Portfolio Management

In addition to Wilfred N. Cooper,  Sr., the directors of Associates  are Wilfred
N. Cooper, Jr., David N. Shafer, and Kay L. Cooper. The principal shareholder of Associates is a trust established by Wilfred N. Cooper, Sr. and Kay L. Cooper.

Wilfred N. Cooper, Sr., age 73, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives. Mr. Cooper is a Life Director of the National Association of Home Builders and a National Trustee for NAHB's Political Action Committee, and the Chairman of NAHB's Multifamily Council. He is a Director of the National Housing Conference and a member of NHC's Executive Committee, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 41, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of Associates. He is President of, and a registered principal with, WNC Capital Corporation, and is a Director of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable Housing Finance and LIHC Monthly Report, a Steering Member of the
----------------------------     --------------------
Housing Credit Group of the National Association of Home Builders, an Alternate Director of NAHB, a member of the Advisory Board of the New York State Association for Affordable Housing and a member of the Urban Land Institute. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 51, is Executive Vice President, a Director, Director of Asset Management and a member of the Acquisition Committee of Associates, and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Sylvester  P.  Garban,   age  58,  is  Senior  Vice  President  -  Institutional
Investments of Associates. Mr. Garban has been involved in real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice President with MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Thomas J. Riha, age 48, is Senior Vice President - Chief Financial Officer and a member of the Acquisition Committee of Associates and President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. He is a Director of the Task Force on Housing Credit Certification of the National Association of Home Builders. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

David C. Turek, age 49, is Senior Vice President - Originations of Associates. His experience with real estate investments and finance has continued since 1976, and he has been employed by Associates since 1996. Previously, from 1995 to 1996, Mr. Turek served as a consultant for a national tax credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of tax credit properties. From 1992 to 1995 he served as Executive Vice President for Levcor, Inc., a multi-family development company, and from 1990 to 1992 he served as Vice President for the Paragon Group where he was responsible for tax credit development activities. He is a Director of the National Housing and Rehabilitation Association, the Rural Rental Housing Association of Texas, and the Alabama Council of Affordable Rental Housing. Mr. Turek graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Michael J. Gaber, age 38, is Senior Vice President - Acquisitions and a member of the Acquisition Committee of Associates. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Diemmy T. Tran, age 38, is Vice President - Portfolio Management of Associates. She is responsible for overseeing portfolio management and investor reporting for all WNC funds, and for monitoring investment returns for all WNC institutional funds. Ms. Tran has been involved in real estate asset management and finance activities for 12 years. Prior to joining Associates in 1998, Ms. Tran served as senior asset manager for a national Tax Credit sponsor and as an asset specialist for the Resolution Trust Corporation where she was responsible for the disposition and management of commercial loan and REO portfolios. Ms. Tran is licensed as a California real estate broker. She graduated from California State University, Northridge in 1989 with a Bachelor of Science degree in finance and a minor in real estate.

Kay L. Cooper, age 67, is a Director of Associates. Mrs. Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

(f)  Involvement in Certain Legal Proceedings
     ----------------------------------------

     Inapplicable

(g)  Promoters and Control Persons
     -----------------------------

     Inapplicable

(h)  Audit  Committee  Financial  Expert,  and (i)  Identification  of the Audit
     ---------------------------------------------------------------------------
     Committee
     ---------

     Neither the Partnership nor Associates has an audit committee

(j)  Changes to Nominating Procedures
     --------------------------------

     Inapplicable

(k)  Code of Ethics
     --------------

     WNC & Associates has adopted a Code of Ethics which applies to the Chief Executive Officer and Chief Financial Officer of WNC & Associates. The Code of Ethics will be provided without charge to any person who requests it. Such requests should be directed to: Investor Relations at (714)662-5565 extension 118.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" is defined as the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $299,462, $299,028 and $299,028 were incurred during the years ended March 31, 2004, 2003 and 2002, respectively. The Partnership paid the General Partner or its affiliates, $30,000, $30,000 and $28,500, of those fees during the years ended March 31, 2004, 2003 and 2002, respectively.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price may be received in connection with the sale or disposition of an Housing Complex. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Preferred Return on investment to the Limited Partners. "Preferred Return" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 16% through December 31, 2002, and
     (ii) 6% for the balance of the Partnerships term. No disposition fees have been paid.

(c) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $38,000, $30,000 and $24,000 during the years ended March 31, 2004, 2003 and 2002, respectively.

(d) Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Credits, which approximated $24,000 for the General Partner for each of the tax years ended December 31, 2003, 2002 and 2001. The General Partner is also entitled to receive a percentage of cash distributions. There were no distributions of cash to the General Partner during the years ended March 31, 2004, 2003 and 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)  Securities Authorized for Issuance Under Equity Compensation Plans
     ------------------------------------------------------------------

     The Partnership has no compensation plans under which interests in the Partnership are authorized for issuance.

(b)  Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

     No person is known to own beneficially in excess of 5% of the outstanding Units.

(c)  Security Ownership of Management
     --------------------------------

     Neither the General Partner, its affiliates, nor any of the officers or directors of the General Partner or its affiliates own directly or beneficially any Units in the Partnership.

(d)  Changes in Control
     ------------------

     The management and control of the General Partner and of Associates and their affiliates may be changed at any time in accordance with their respective organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

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


Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Fund's  independent  auditors for the years ended March 31:
                                             2004                2003
                                        ---------------     ---------------
Audit Fees                            $         17,601    $         19,570
Audit-related Fees                                   -                   -
Tax Fees                                         1,625               1,500
All Other Fees                                       -                   -
                                        ---------------     ---------------
TOTAL                                 $         19,226    $         21,070
                                        ===============     ===============


The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Fund's independent auditors are preapproved by the General Partner.

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements
--------------------

(a)(1)    Financial statements included in Part II hereof:
          ------------------------------------------------

          Report of  Independent  Registered  Public  Accounting  Firm - Reznick
            Group
          Report of Independent  Registered  Public  Accounting Firm - BDO
            Seidman,  LLP
          Balance  Sheets,  March 31, 2004 and 2003
          Statements of Operations for the years ended March 31, 2004,  2003 and
            2002
          Statements of Partners' Equity (Deficit) for the years ended March 31,
            2004, 2003 and 2002 Statements of Cash Flows for the years ended March 31, 2004, 2003 and 2002
          Notes to Financial Statements

(a)(2)    Financial statement schedules included in Part IV hereof:
          ---------------------------------------------------------

          Report of Independent  Registered  Public Accounting Firm on Financial
            Statement  Schedules - Reznick Group, PC
          Report of Independent  Registered  Public Accounting Firm on Financial
            Statement Schedules - BDO Seidman, LLP
          Schedule III - Real Estate Owned by Local Limited Partnerships

(b)       Reports on Form 8-K
          --------------------
          None

(c)       Exhibits
          ---------

3.1       Articles  of  incorporation   and  by-laws:   The  registrant  is  not
          incorporated.  The  Partnership  Agreement dated May 10, 1991 filed as
          Exhibit 28.1 to Form 10 K for the year ended December 31, 1994.

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2 Section 1350 Certification of the Chief Financial Officer. (filed herewith)

99.1 Second Amended and Restated Agreement and Certificate of Limited Partnership of Tanglewood Limited Partnership (7) filed as exhibit
          10.11 to Post-Effective Amendment No. 9 dated March 31, 1993 is hereby incorporated herein by reference as exhibit 99.1.

99.2      Amended and  Restated  Agreement of Limited  Partnership  of Windemere
          Associates Limited Partnership filed as exhibit 10.12 to Post-Effective Amendment No. 9 dated March 31, 1993 is hereby incorporated herein by reference as exhibit 99.2.

99.3 Amended and Restated Agreement of Limited Partnership of Woodland Apartments, L.P. filed as exhibit 10.13 to Post-Effective Amendment No. 9 dated March 31, 1993 is hereby incorporated herein by reference as exhibit 99.3.

99.4 Amended and Restated Agreement of Limited Partnership of Meadow Run Associates Limited Partnership filed as exhibit 10.14 to Post-Effective Amendment No. 9 dated March 31, 1993 is hereby incorporated herein by reference as exhibit 99.4.

99.5 Amended and Restated Agreement of Limited Partnership of Candleridge Apartments of Bondurant L.P. filed as exhibit 10.15 to Post-Effective Amendment No. 9 dated March 31, 1993 is hereby incorporated herein by reference as exhibit 99.5.

99.6 Amended and Restated Agreement of Limited Partnership of Candleridge Apartments of Waukee L.P. filed as exhibit 10.16 to Post-Effective Amendment No. 9 dated March 31, 1993 is hereby incorporated herein by reference as exhibit 99.6.

99.7 Amended and Restated Agreement and Certification of Limited Partnership of Fairview Village V, Limited Partnership filed as exhibit 10.17 to Post-Effective Amendment No. 9 dated March 31, 1993 is hereby incorporated herein by reference as exhibit 99.7.

99.8 Woodview Limited Partnership Amended and Restated Limited Partnership Agreement filed as exhibit 10.18 to Post-Effective Amendment No. 9 dated March 31, 1993 is hereby incorporated herein by reference as exhibit 99.8.

99.9 Amended and Restated Agreement of Limited Partnership of Coffeeville Housing, Ltd. filed as exhibit 10.19 to Post-Effective Amendment No. 9 dated March 31, 1993 is hereby incorporated herein by reference as exhibit 99.9.

99.10 Amended and Restated Agreement of Limited Partnership of Crockett Manor Senior Citizens Complex, Ltd. filed as exhibit 10.20 to Post-Effective Amendment No. 9 dated March 31, 1993 is hereby incorporated herein by reference as exhibit 99.10.

99.11 Amended and Restated Agreement and Certificate of Limited Partnership of Delta Manor, L.P. filed as exhibit 10.21 to Post-Effective Amendment No. 9 dated March 31, 1993 is hereby incorporated herein by reference as exhibit 99.11.

99.12 Amended and Restated Agreement and Certificate of Limited Partnership of Eupora Apartments, L.P. filed as exhibit 10.22 to Post-Effective Amendment No. 9 dated March 31, 1993 is hereby incorporated herein by reference as exhibit 99.12.

99.13 Amended and Restated Agreement of Limited Partnership of Levelland Manor, L.P. filed as exhibit 10.23 to Post-Effective Amendment No. 9 dated March 31, 1993 is hereby incorporated herein by reference as exhibit 99.13.

99.14 Third Amendment to the Partnership Agreement of Parks I Limited Partnership filed as exhibit 10.24 to Post-Effective Amendment No. 9 dated March 31, 1993 is hereby incorporated herein by reference as exhibit 99.14.

99.15 Second Amendment Village Lane Properties Certificate and Agreement of Limited Partnership filed as exhibit 10.25 to Post-Effective Amendment No. 9 dated March 31, 1993 is hereby incorporated herein by reference as exhibit 99.15.

99.16 Amended and Restated Agreement of Limited Partnership of Gulf Coast Apartments, L.P. filed as exhibit 10.1 to Form 8-K/A Current Report Amendment No. 1 dated June 23, 1993 is hereby incorporated herein by reference as exhibit 99.16.

99.17 Amended and Restated Agreement of Limited Partnership of Gulf Coast Apartments of Long Beach, L.P. filed as exhibit 10.2 to Form 8-K/A Current Report Amendment No. 1 dated June 23, 1993 is hereby incorporated herein by reference as exhibit 99.17.

99.18 Amended and Restated Agreement of Limited Partnership of HOI Limited Partnership of Benson filed as exhibit 10.3 to Form 8-K/A Current Report Amendment No. 1 dated June 23, 1993 is hereby incorporated herein by reference as exhibit 99.18.

99.19 Amended and Restated Agreement of Limited Partnership of HOI Limited Partnership of Dallas filed as exhibit 10.4 to Form 8-K/A Current Report Amendment No. 1 dated June 23, 1993 is hereby incorporated herein by reference as exhibit 99.19.

99.20 Amended and Restated Agreement of Limited Partnership of HOI Limited Partnership of Dunn filed as exhibit 10.5 to Form 8-K/A Current Report Amendment No. 1 dated June 23, 1993 is hereby incorporated herein by reference as exhibit 99.20.

99.21 Amended and Restated Agreement of Limited Partnership of HOI Limited Partnership of Kings Mountain filed as exhibit 10.6 to Form 8-K/A
          Current Report Amendment No. 1 dated June 23, 1993 is hereby incorporated herein by reference as exhibit 99.21.

990.22 Amended and Restated Agreement of Limited Partnership of HOI Limited Partnership of Lee filed as exhibit 10.7 to Form 8-K/A Current Report Amendment No. 1 dated June 23, 1993 is hereby incorporated herein by reference as exhibit 99.22.

99.23 Amended and Restated Agreement of Limited Partnership of HOI Limited Partnership of Sanford filed as exhibit 10.8 to Form 8-K/A Current Report Amendment No. 1 dated June 23, 1993 is hereby incorporated herein by reference as exhibit 99.23.

99.24 Amended and Restated Agreement of Limited Partnership of HOI Limited Partnership of Selma filed as exhibit 10.9 to Form 8-K/A Current Report Amendment No. 1 dated June 23, 1993 is hereby incorporated herein by reference as exhibit 99.24.

99.25 Amended and Restated Agreement of Limited Partnership of Logan Park Associates Limited Partnership filed as exhibit 10.10 to Form 8-K/A Current Report Amendment 99.25.

99.26 Agreement of Limited Partnership of Oakdale Senior Housing Limited Partnership filed as exhibit 10.11 to Form 8-K/A Current Report Amendment No. 1 dated June 23, 1993 is hereby incorporated herein by reference as exhibit 99.26.

99.27 Amended and Restated Agreement of Limited Partnership of Clinton Terrace Apartments, Ltd. filed as exhibit 10.12 to Form 8-K/A Current Report Amendment No. 2 dated June 23, 1993 is hereby incorporated herein by reference as exhibit 99.27.

99.28 Amended and Restated Agreement and Certification of Limited Partnership of Wilcam Housing, Ltd. filed as exhibit 10.38 to Post-Effective Amendment No. 13 dated October 22, 1993 is hereby incorporated herein by reference as exhibit 99.28.

99.29 Amended and Restated Agreement and Certificate of Limited Partnership of Cherokee Housing, Ltd. filed as exhibit 10.39 to Post-Effective Amendment No. 13 dated October 22, 1993 is hereby incorporated herein by reference as exhibit 99.29.

99.30 Amended and Restated Agreement of Limited Partnership of Beaumont Elderly Housing, L.P. filed as exhibit 10.1 to Form 8-K dated January 4, 1994 is hereby incorporated herein by reference as exhibit 99.30.

99.31 Amended and Restated Agreement of Limited Partnership of Lake Ridge Apartments, Ltd. filed as exhibit 10.2 to Form 8-K dated January 4, 1994 is hereby incorporated herein by reference as exhibit 99.31.

99.32 Amended and Restated Agreement of Limited Partnership of Orange Beach Housing, Ltd. filed as exhibit 10. 3 to Form 8-K dated January 4, 1994 is hereby incorporated herein by reference as exhibit 99.32.

99.33 Amended and Restated Agreement of Limited Partnership of Cambridge Court Associates Limited Partnership filed as exhibit 10.3 to Form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 99.33.

99.34 Amended and Restated Agreement of Limited Partnership of Chester Associates I, A Limited Partnership filed as exhibit 10.4 to form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 99.34.

99.35 Amended and Restated Agreement of Limited Partnership of Red Bud Associates I, A Limited Partnership filed as exhibit 10.5 to form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 99.35.

99.36 Amended and Restated Agreement of Limited Partnership of Post Manor, L.P. filed as exhibit 10.6 to form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 99.36.

99.37 Amended and Restated Agreement of Limited Partnership of Steeleville Associates I, a limited Partnership filed as exhibit 10.7 to form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 99.37.

99.38 Amended and Restated Agreement of Limited Partnership of Wills Point Manor, L.P. filed as exhibit 10.8 to form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 99.38.

99.39 Amended and Restated Agreement of Limited Partnership of Killbuck Limited Partnership filed as exhibit 10.9 to form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 99.39.

99.40 Amended and Restated Agreement of Limited Partnership of Coosa Co. Housing, Ltd. filed as exhibit 10.10 to form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 99.40.

99.41 Amended and Restated Agreement of Limited Partnership of Ft. Deposit Housing, Ltd. Filed as exhibit 10.11 to form 10-K dated December 31, 1992 is hereby incorporated herein by reference as exhibit 99.41.

99.42 Financial Statements of Whitted Forest Limited Partnership, as of and for the years ended December 31, 2002 and 2001 together with Independent Auditors Report thereon; a significant subsidiary of the Partnership.

(d)       Financial  statement  schedules  follow,  as set  forth in  subsection
          ----------------------------------------
          (a)(2) hereof.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                         FINANCIAL STATEMENT SCHEDULES


To the Partners
WNC Housing Tax Credit Fund III, L.P.


The audit referred to in our report dated October 21, 2004 relating to the 2004 financial statements of WNC Housing Tax Credit Fund III, L.P. (a California Limited Partnership) (the "Partnership"), which are contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedule "Real Estate Owned by Local Limited Partnerships March 31, 2004." This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion, based on our audit and the reports of the other auditors, such financial statement schedule referred to above presents fairly, in all material respects, the information set forth therein.



/s/ Reznick Group, PC

Bethesda, Maryland
October 21, 2004

             Report of Independent Registered Public Accounting Firm
                        on Financial Statement Schedules



To the Partners
WNC Housing Tax Credit Fund III, L.P.


The audits referred to in our report dated June 24, 2003, relating to the 2003 and 2002 financial statements of WNC Housing Tax Credit Fund III, L.P. (the "Partnership"), which are contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.




                                                   /s/  BDO SEIDMAN, LLP

Costa Mesa, California
June 24, 2003

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited
Partnerships

March 31, 2004
                                         -----------------------------  ------------------------------------------------------------
                                                As of March 31, 2004                       As of December 31, 2003
----------------------------------------------------------------------  ------------------------------------------------------------
                                         Partnership's
                                         Total Original                     Mortgage
                                         Investment in      Amount of     Balances of     Property
                                         Local Limited      Investment   Local Limited      and         Accumulated         Net Book
   Partnership Name       Location       Partnerships      Paid to Date  Partnerships     Equipment    Depreciation          Value
----------------------------------------------------------------------  ------------------------------------------------------------
Beaumont
Elderly                Beaumont,
Housing, L.P.          Mississippi      $   229,000      $  229,000     $    919,000   $   1,310,00   $   286,000       $  1,024,000

Brownfield Seniors     Brownfield,
Community, Ltd.        Texas                147,000         147,000          705,000        845,000       205,000            640,000

Buffalo Apartments,    Buffalo,
Ltd.                   Texas                 91,000          91,000          402,000        606,000       158,000            448,000

Cambridge Court        Grottoes,
Associates             Virginia
Limited Partnership                         254,000         254,000        1,302,000      1,652,000       482,000          1,170,000

Candleridge            Bondurant,
Apartments of          Iowa
Bondurant L.P.                               99,000          99,000          586,000        821,000       317,000            504,000

Candleridge            Waukee,
Apartments of          Iowa
Waukee L.P.                                 101,000         101,000          640,000        866,000       296,000            570,000

Carlinville            Carlinville,
Associates I, L.P.     Illinois             105,000         105,000          494,000        561,000       200,000            361,000

Cherokee Housing,      Cedar Bluff,
Ltd.                   Alabama              110,000         110,000          613,000        754,000       229,000            525,000

Chester Limited        Chester,
I, a Limited           Illinois
Partnership                                 159,000         159,000          683,000      1,015,000       395,000            620,000

Clinton Terrace        Albany,
Apartments, Ltd.       Kentucky             138,000         138,000          756,000        930,000       296,000            634,000

Coffeeville            Coffeeville,
Housing, Ltd.          Alabama              103,000         103,000          535,000        663,000       217,000            446,000

Coosa County           Rockford,
Housing, Ltd.          Alabama              103,000         103,000          550,000        692,000       220,000            472,000


WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited
Partnerships
March 31, 2004

                                         -----------------------------  ------------------------------------------------------------
                                           As of March 31, 2004                            As of December 31, 2003
----------------------------------------------------------------------  ------------------------------------------------------------
                                         Partnership's
                                         Total Original                    Mortgage
                                         Investment in      Amount of     Balances of     Property
                                         Local Limited      Investment   Local Limited      and        Accumulated         Net Book
   Partnership Name       Location       Partnerships      Paid to Date  Partnerships     Equipment    Depreciation          Value
----------------------------------------------------------------------  ------------------------------------------------------------
Crockett Manor,        Crockett,
Ltd.                   Texas                184,000         184,000          872,000      1,191,000       304,000            887,000

Crockett Manor         Crockett,
Senior Citizens        Texas
Complex, Ltd.                               203,000         203,000        1,008,000      1,354,000       293,000          1,061,000

Delta Manor, L.P.      Techula,
                       Mississippi          227,000         227,000        1,221,000      1,555,000       640,000            915,000

Eupora Apartments,     Eupora,
L.P.                   Mississippi          138,000         138,000        1,190,000      1,422,000       405,000          1,017,000

Fairview               Carroll,
Village V,             Iowa
Limited
Partnership                                 119,000         119,000          581,000        800,000       253,000            547,000

Fox Lake Manor         Fox Lake,
Limited Partnership    Wisconsin             84,000          84,000          367,000        395,000       155,000            240,000

Ft. Deposit            Fort Deposit,
Housing, Ltd.          Alabama              127,000         127,000          695,000        867,000       279,000            588,000

Gulf Coast             Gulfport,
Apartments, L.P.       Mississippi          320,000         320,000        1,398,000      1,911,000       719,000           1,192,00

Gulf Coast             Long Beach,
Apartments of Long     Mississippi
Beach, L.P.                                 315,000         315,000        1,413,000      1,921,000       718,000          1,203,000

Heritage Colonial      Blackshear,
Homes, L.P.            Georgia              115,000         115,000          519,000        752,000       204,000            548,000

HOI Limited            Benson,
Partnership            North
of Benson              Carolina             269,000         269,000        1,140,000      1,700,000       511,000           1,189,00

HOI Limited            Dallas,
Partnership            North
of Dallas              Carolina             366,000         366,000        1,670,000      2,292,000       734,000          1,558,000


WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited
Partnerships
March 31, 2004

                                         -----------------------------  ------------------------------------------------------------
                                             As of March 31, 2004                          As of December 31, 2003
----------------------------------------------------------------------  ------------------------------------------------------------
                                         Partnership's
                                         Total Original                     Mortgage
                                         Investment in      Amount of     Balances of     Property
                                         Local Limited      Investment   Local Limited      and         Accumulated         Net Book
   Partnership Name       Location       Partnership       Paid to Date  Partnerships     Equipment    Depreciation          Value
----------------------------------------------------------------------  ------------------------------------------------------------
HOI Limited            Dunn,
Partnership            North
of Dunn                Carolina             170,000         170,000          802,000      1,101,000       364,000            737,000

HOI Limited            Kings Mountain,
Partnership of         North
Kings Mt.              Carolina             262,000         262,000        1,204,000      1,644,000       520,000          1,124,000

HOI Limited            Sanford,
Partnership            North
of Lee                 Carolina             419,000         419,000        1,935,000      2,646,000       783,000          1,863,000

HOI Limited            Sanford,
Partnership            North
of Sanford             Carolina             277,000         277,000        1,191,000      1,754,000       523,000          1,231,000

HOI Limited            Selma,
Partnership            North
of Selma               Carolina             271,000         271,000        1,144,000      1,770,000       568,000          1,202,000

Killbuck               Killbuck,
Limited                Ohio
Partnership                                 151,000         151,000          740,000        937,000       381,000            556,000

Lake Ridge             Tiptonville,
Apartments, L.P.       Tennessee            317,000         317,000        1,444,000      1,848,000       660,000          1,188,000

Levelland              Levelland,
Manor, L.P.            Texas                175,000         175,000          894,000      1,126,000       298,000            828,000

Logan Park
Associates             Caldwell,
Limited                Idaho
Partnership                                 571,000         571,000        2,251,000      3,034,000       986,000          2,048,000

Meadow Run
Associates             Gordonsville,
Limited                Virginia
Partnership                                 302,000         302,000        1,477,000      1,856,000       476,000          1,380,000

Oakdale Senior         Oakdale,
Housing Limited        California
Partnership                                 919,000         919,000        2,871,000      4,669,000     1,490,000          3,179,000


WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited
Partnerships
March 31, 2004
                                         -----------------------------  ------------------------------------------------------------
                                           As of March 31, 2004                            As of December 31, 2003
----------------------------------------------------------------------  ------------------------------------------------------------
                                         Partnership's
                                         Total Original                     Mortgage
                                         Investment in      Amount of     Balances of     Property
                                         Local Limited      Investment   Local Limited       and       Accumulated         Net Book
   Partnership Name       Location       Partnerships      Paid to Date  Partnerships     Equipment    Depreciation          Value
----------------------------------------------------------------------  ------------------------------------------------------------
Orange Beach            Orange Beach,
Housing, Ltd.           Alabama             208,000         208,000        1,075,000      1,364,000       360,000          1,004,000

Parks I Limited         Chatham,
Partnership             Virginia            253,000         253,000        1,226,000      1,595,000       478,000          1,117,000

Post Manor, L.P.        Post, Texas         122,000         122,000          625,000        738,000       191,000            547,000

Red Bud Associates I,   Red Bud,
a Limited               Illinois
Partnership                                 135,000         135,000          592,000        948,000       346,000            602,000

Steeleville             Steeleville,
Associates I, a         Illinois
Limited Partnership                         110,000         110,000          544,000        735,000       279,000            456,000

Tanglewood Limited      Frankfurt,
Partnership             Ohio                212,000         212,000        1,054,000      1,327,000       544,000            783,000

Village Lane            Farmington,
Properties, a           Arkansas
Limited Partnership                         168,000         168,000          876,000        984,000       386,000            598,000

Whitted Forest          Hillsborough,
Limited                 North
Partnership             Carolina            685,000         685,000          951,000      2,034,000       440,000          1,594,000

Wilcam Housing,         Camden,
Ltd.                    Alabama             106,000         106,000          614,000        762,000       226,000            536,000

Wills Point             Wills Point,
Manor, L.P.             Texas               124,000         124,000          622,000        767,000       203,000            564,000


Windmere
Associates
Limited                 Lexington,
Partnership             Virginia            291,000         291,000        1,471,000      1,839,000       451,000          1,388,000

Woodlands               Mount
Apartments,             Pleasant,
L.P.                    Texas               239,000         239,000        1,239,000      1,530,000       404,000          1,126,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited
Partnerships
March 31, 2004

                                         -----------------------------  ------------------------------------------------------------
                                           As of March 31, 2004                            As of December 31, 2003
----------------------------------------------------------------------  ------------------------------------------------------------
                                         Partnership's
                                         Total Original                     Mortgage
                                         Investment in      Amount of     Balances of     Property
                                         Local Limited      Investment   Local Limited       and       Accumulated         Net Book
   Partnership Name       Location       Partnerships      Paid to Date  Partnerships     Equipment    Depreciation          Value
----------------------------------------------------------------------  ------------------------------------------------------------
Woodview                Chillicothe,
Limited                 Illinois and
Partnership             Glassford,
                        Illinois            269,000           269,000        1,182,000       1,629,000         518,000     1,111,000
                                           --------     -------------     -----------     ------------    -----------   -- ---------

                                      $  10,862,000     $  10,862,000     $ 48,283,000    $ 65,512,000    $ 20,391,000 $  45,121,000
                                      =============     =============     ============    ============     =========== =============

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004
                                         -------------------------------------------------------------------------------------------
                                                                         For the year ended December 31, 2003
                                         -------------------------------------------------------------------------------------------
          Partnership Name                Rental             Net            Year Investment                         Estimated Useful
                                          Income         Income/(loss)         Acquired             Status              Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
Beaumont Elderly Housing, L.P.           $125,000         $ (30,000)            1995              Completed                       45

Brownfield Seniors Community,
Ltd.                                      128,000           (19,000)            1994              Completed                       40

Buffalo Apartments, Ltd.                  112,000            (4,000)            1995              Completed                       35

Cambridge Court Associates                144,000           (29,000)            1992              Completed                       35
Limited Partnership

Candleridge Apartments of                 125,000            (9,000)            1992              Completed                     27.5
Bondurant L.P.

Candleridge Apartments of
Waukee L.P.                               134,000            (4,000)            1992              Completed                     27.5

Carlinville Associates I, L.P.             64,000           (13,000)            1994              Completed                       30

Cherokee Housing, Ltd.                     75,000           (14,000)            1993              Completed                       40

Chester Associates  I,
a Limited Partnership                      83,000           (20,000)            1992              Completed                     27.5

Clinton Terrace Apartments,
Ltd.                                       88,000            (3,000)            1993              Completed                       40

Coffeeville Housing, Ltd.                  63,000           (11,000)            1993              Completed                       40

Coosa County Housing, Ltd.                 71,000            (4,000)            1992              Completed                       40

Crockett Manor, Ltd.                      170,000             3,000             1994              Completed                       40

Crockett Manor Senior Citizens
Complex, Ltd.                             143,000            (6,000)            1993              Completed                       50

Delta Manor, L.P.                         155,000           (50,000)            1993              Completed                     27.5

Eupora Apartment, L.P.                    130,000           (27,000)            1992              Completed                       40

Fairview Village V, Limited
Partnership                                65,000             3,000             1992              Completed                       40

Fox Lake Manor Limited
Partnership                                28,000           (13,000)            1994              Completed                     27.5

Ft. Deposit Housing, Ltd.                  81,000           (19,000)            1992              Completed                       40

Gulf Coast Apartments, L.P.               224,000           (27,000)            1993              Completed                       30

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004
                                         -------------------------------------------------------------------------------------------
                                                                         For the year ended December 31, 2003
                                         -------------------------------------------------------------------------------------------
          Partnership Name                Rental             Net            Year Investment                         Estimated Useful
                                          Income         Income/(loss)         Acquired             Status              Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
Gulf Coast Apartments of
Long Beach, L.P.                          229,000           (22,000)            1993              Completed                       30

Heritage Colonial Homes, L.P.              67,000           (33,000)            1994              Completed                       40

HOI Limited Partnership
of Benson                                 218,000           (28,000)            1993              Completed                       40

HOI Limited Partnership
of Dallas                                 254,000           (41,000)            1993              Completed                       40

HOI Limited Partnership Dunn              139,000           (22,000)            1993              Completed                       40

HOI Limited Partnership of
Kings Mt.                                 171,000           (31,000)            1993              Completed                       40

HOI Limited Partnership of Lee            322,000           (97,000)            1993              Completed                       40

HOI Limited Partnership
of Sanford                                284,000             1,000             1993              Completed                       40

HOI Limited Partnership
of Selma                                  254,000           (18,000)            1993              Completed                       40

Killbuck Limited Partnership               83,000           (22,000)            1992              Completed                     27.5

Lake Ridge Apartments, L.P.               164,000           (33,000)            1994              Completed                       50

Levelland Manor, L.P.                     132,000           (18,000)            1993              Completed                       40

Logan Park Associates Limited
Partnership                               415,000           (35,000)            1993              Completed                     27.5

Meadow Run Associates Limited
Partnership                               178,000           (42,000)            1992              Completed                       35

Oakdale Senior Housing Limited
Partnership                               384,000          (180,000)            1993              Completed                       30

Orange Beach Housing, Ltd.                121,000           (17,000)            1994              Completed                       40

Parks I Limited Partnership               216,000           (23,000)            1993              Completed                       40

Post Manor, L.P.                           72,000           (40,000)            1992              Completed                       40

Red Bud Associates I, a
Limited Partnership                        74,000           (17,000)            1992              Completed                     27.5

Steeleville Associates I,
a Limited Partnership                      58,000           (15,000)            1992              Completed                     27.5

Tanglewood Limited Partnership            115,000           (36,000)            1992              Completed                     27.5

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004
                                         -------------------------------------------------------------------------------------------
                                                                         For the year ended December 31, 2003
                                         -------------------------------------------------------------------------------------------
          Partnership Name                Rental             Net            Year Investment                         Estimated Useful
                                          Income         Income/(loss)         Acquired             Status              Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
Village Lane Properties,
a LimitedPartnership                      173,000           (34,000)            1993              Completed                       25

Whitted Forest Limited
Partnership                               188,000           (17,000)            1993              Completed                       40

Wilcam Housing, Ltd.                       74,000           (18,000)            1993              Completed                       40

Wills Point Manor, L.P.                    88,000            (7,000)            1992              Completed                       40

Windmere Associates Limited
Partnership                               176,000           (33,000)            1992              Completed                       35

Woodlands Apartments, L.P.                177,000           (42,000)            1992              Completed                       40

Woodview Limited Partnership              186,000           (23,000)            1992              Completed                       40
                                       ----------       ------------
                                       $7,220,000       $(1,239,000)
                                       ==========       ============

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited
Partnerships
March 31, 2003
                                         -----------------------------  ------------------------------------------------------------
                                           As of March 31, 2003                            As of December 31, 2002
----------------------------------------------------------------------  ------------------------------------------------------------
                                         Partnership's
                                         Total Original                     Mortgage
                                         Investment in      Amount of     Balances of     Property
                                         Local Limited      Investment   Local Limited      and         Accumulated         Net Book
   Partnership Name       Location       Partnerships      Paid to Date  Partnerships     Equipment    Depreciation          Value
----------------------------------------------------------------------  ------------------------------------------------------------
Beaumont
Elderly                Beaumont,
Housing, L.P.          Mississippi      $   229,000      $  229,000     $    922,000   $   1,310,00   $   252,000       $  1,058,000

Brownfield Seniors     Brownfield,
Community, Ltd.        Texas                147,000         147,000          707,000        841,000       176,000            665,000

Buffalo Apartments,    Buffalo,
Ltd.                   Texas                 91,000          91,000          406,000        600,000       136,000            464,000

Cambridge Court        Grottoes,
Associates             Virginia
Limited Partnership                         254,000         254,000        1,311,000      1,652,000       440,000          1,212,000

Candleridge            Bondurant,
Apartments of          Iowa
Bondurant L.P.                               99,000          99,000          590,000        806,000       280,000            526,000

Candleridge            Waukee,
Apartments of          Iowa
Waukee L.P.                                 101,000         101,000          644,000        828,000       263,000            565,000

Carlinville            Carlinville,
Associates I, L.P.     Illinois             105,000         105,000          496,000        545,000       143,000            402,000

Cherokee Housing,      Cedar Bluff,
Ltd.                   Alabama              110,000         110,000          616,000        743,000       207,000            536,000

Chester
Associates             Chester,
I, a Limited           Illinois
Partnership                                 159,000         159,000          686,000      1,011,000       395,000            652,000

Clinton Terrace        Albany,
Apartments, Ltd.       Kentucky             138,000         138,000          760,000        931,000       274,000            657,000

Coffeeville            Coffeeville,
Housing, Ltd.          Alabama              103,000         103,000          538,000        663,000       198,000            465,000

Coosa County           Rockford,
Housing, Ltd.          Alabama              103,000         103,000          554,000        690,000       202,000            488,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited
Partnerships
March 31, 2003
                                         -----------------------------  ------------------------------------------------------------
                                           As of March 31, 2003                            As of December 31, 2002
----------------------------------------------------------------------  ------------------------------------------------------------
                                         Partnership's
                                         Total Original                     Mortgage
                                         Investment in      Amount of     Balances of     Property
                                         Local Limited      Investment   Local Limited      and        Accumulated         Net Book
   Partnership Name       Location       Partnerships      Paid to Date  Partnerships     Equipment    Depreciation          Value
----------------------------------------------------------------------  ------------------------------------------------------------
Crockett Manor,        Crockett,
Ltd.                   Texas                184,000         184,000          880,000      1,184,000       274,000            910,000

Crockett Manor         Crockett,
Senior Citizens        Texas
Complex, Ltd.                               203,000         203,000        1,012,000      1,350,000       262,000          1,088,000

Delta Manor, L.P.      Techula,
                       Mississippi          227,000         227,000        1,225,000      1,553,000       584,000            969,000

Eupora Apartments,     Eupora,
L.P.                   Mississippi          138,000         138,000        1,194,000      1,421,000       370,000          1,051,000

Fairview               Carroll,
Village V,             Iowa
Limited
Partnership                                 119,000         119,000          584,000        785,000       232,000            553,000

Fox Lake Manor         Fox Lake,
Limited Partnership    Wisconsin             84,000          84,000          369,000        394,000       167,000            227,000

Ft. Deposit            Fort Deposit,
Housing, Ltd.          Alabama              127,000         127,000          698,000        865,000       256,000            609,000

Gulf Coast             Gulfport,
Apartments, L.P.       Mississippi          320,000         320,000        1,409,000      1,889,000       670,000          1,219,000

Gulf Coast             Long Beach,
Apartments of Long     Mississippi
Beach, L.P.                                 315,000         315,000        1,425,000      1,911,000       668,000          1,243,000

Heritage Colonial      Blackshear,
Homes, L.P.            Georgia              115,000         115,000          521,000        752,000       186,000            566,000

HOI Limited            Benson,
Partnership            North
of Benson              Carolina             269,000         269,000        1,162,000      1,700,000       464,000          1,236,000

HOI Limited            Dallas,
Partnership            North
of Dallas              Carolina             366,000         366,000        1,681,000      2,293,000       667,000          1,626,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited
Partnerships
March 31, 2003
                                         -----------------------------  ------------------------------------------------------------
                                           As of March 31, 2003                            As of December 31, 2002
----------------------------------------------------------------------  ------------------------------------------------------------
                                         Partnership's
                                         Total Original                     Mortgage
                                         Investment in     Amount of      Balances of      Property
                                         Local Limited     Investment     Local Limited       and       Accumulated         Net Book
   Partnership Name       Location       Partnerships      Paid to Date   Partnerships     Equipment    Depreciation          Value
----------------------------------------------------------------------  ------------------------------------------------------------
HOI Limited            Dunn,
Partnership            North
of Dunn                Carolina             170,000         170,000         809,000       1,101,000       328,000            773,000

HOI Limited            Kings Mountain,
Partnership of         North
Kings Mt.              Carolina             262,000         262,000        1,213,000      1,648,000       476,000          1,172,000

HOI Limited            Sanford,
Partnership            North
of Lee                 Carolina             419,000          419,00        1,935,000      2,646,000       710,000          1,936,000

HOI Limited            Sanford,
Partnership            North
of Sanford             Carolina             277,000         277,000        1,213,000      1,751,000       474,000          1,277,000

HOI Limited            Selma,
Partnership            North
of Selma               Carolina             271,000         271,000        1,169,000      1,765,000       514,000          1,251,000

Killbuck               Killbuck,
Limited                Ohio
Partnership                                 151,000         151,000          743,000        936,000       349,000            587,000

Lake Ridge             Tiptonville,
Apartments, L.P.       Tennessee            317,000         317,000        1,450,000      1,835,000       603,000          1,232,000

Levelland              Levelland,
Manor, L.P.            Texas                175,000         175,000          898,000      1,125,000       269,000            856,000

Logan Park
Associates             Caldwell,
Limited                Idaho
Partnership                                 571,000         571,000        2,259,000      3,022,000       918,000          2,104,000

Meadow Run
Associates             Gordonsville,
Limited                Virginia
Partnership                                 302,000         302,000        1,483,000      1,856,000       425,000          1,431,000

Oakdale Senior         Oakdale,
Housing Limited        California
Partnership                                 919,000         919,000        2,900,000      4,669,000     1,347,000          3,322,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited
Partnerships
March 31, 2003

                                         -----------------------------  ------------------------------------------------------------
                                           As of March 31, 2003                            As of December 31, 2002
----------------------------------------------------------------------  ------------------------------------------------------------
                                         Partnership's
                                         Total Original                     Mortgage
                                         Investment in     Amount of      Balances of      Property
                                         Local Limited     Investment     Local Limited      and        Accumulated         Net Book
   Partnership Name       Location       Partnerships      Paid to Date   Partnerships     Equipment    Depreciation          Value
----------------------------------------------------------------------  ------------------------------------------------------------
Orange Beach            Orange Beach,
Housing, Ltd.           Alabama             208,000         208,000        1,080,000      1,362,000       324,000          1,038,000

Parks I Limited         Chatham,
Partnership             Virginia            253,000         253,000        1,232,000      1,586,000       438,000          1,148,000

Post Manor, L.P.        Post, Texas         122,000         122,000          627,000        734,000       174,000            561,000

Red Bud
Associates I,           Red Bud,
a Limited               Illinois
Partnership                                 135,000         135,000          594,000        939,000       311,000            628,000

Steeleville
Associates I,           Steeleville,
a Limited               Illinois
Partnership                                 110,000         110,000          546,000        735,000       253,000            481,000

Tanglewood Limited      Frankfurt,
Partnership             Ohio                212,000         212,000        1,058,000      1,326,000       498,000            828,000

Village Lane            Farmington,
Properties, a           Arkansas
Limited Partnership                         168,000         168,000          879,000        984,000       352,000            632,000

Whitted Forest          Hillsborough,
Limited                 North
Partnership             Carolina            685,000         685,000          973,000      2,028,000       392,000          1,636,000

Wilcam Housing,         Camden,
Ltd.                    Alabama             106,000         106,000          616,000        762,000       205,000            557,000

Wills Point             Wills Point,
Manor, L.P.             Texas               124,000         124,000          624,000        766,000       184,000            582,000


Windmere
Associates
Limited                 Lexington,
Partnership             Virginia            291,000         291,000        1,476,000      1,839,000       403,000          1,436,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited
Partnerships
March 31, 2003

                                         -----------------------------  ------------------------------------------------------------
                                           As of March 31, 2003                            As of December 31, 2002
----------------------------------------------------------------------  ------------------------------------------------------------
                                         Partnership's
                                         Total Original                     Mortgage
                                         Investment in     Amount of      Balances of      Property
                                         Local Limited     Investment     Local Limited      and        Accumulated         Net Book
   Partnership Name       Location       Partnerships      Paid to Date   Partnerships     Equipment    Depreciation          Value
----------------------------------------------------------------------  ------------------------------------------------------------
Woodlands               Mount Pleasant,
Apartments,             Texas
L.P.                                        239,000         239,000       1,243,000      1,530,000       367,000           1,163,000

Woodview                Chillicothe,
Limited                 Illinois and
Partnership             Glassford,
                        Illinois            269,000         269,000       1,187,000      1,616,000       459,000           1,157,000
                                      -------------   -------------    ------------   ------------   ------------       ------------

                                      $  10,862,000   $  10,862,000   $  48,614,000  $  65,278,000 $  18,503,000       $  46,775,000
                                      =============   =============    ============   ============   ============      =============


WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003
                                      ------------------------------------------------------------------------------
                                                          For the year ended December 31, 2002
                                      ------------------------------------------------------------------------------
                                         Rental          Net        Year Investment               Estimated Useful
          Partnership Name               Income     Income/(loss)      Acquired        Status       Life (Years)
--------------------------------------------------------------------------------------------------------------------
Beaumont Elderly Housing, L.P.           $ 104,000     $  (21,000)              1995   Completed                 45

Brownfield Seniors Community, Ltd.
                                           117,000        (26,000)              1994   Completed                 40

Buffalo Apartments, Ltd.                    93,000         (3,000)              1995   Completed                 35

Cambridge Court Associates Limited
Partnership                                138,000        (44,000)              1992   Completed                 35

Candleridge Apartments of Bondurant
L.P.                                       127,000        (14,000)              1992   Completed               27.5

Candleridge Apartments of Waukee L.P.
                                           137,000         (8,000)              1992   Completed               27.5

Carlinville Associates I, L.P.              65,000              -               1994   Completed                 30

Cherokee Housing, Ltd.                      75,000        (14,000)              1993   Completed                 40

Chester Associates  I, a Limited
Partnership                                 89,000         (6,000)              1992   Completed               27.5

Clinton Terrace Apartments, Ltd.            83,000         (8,000)              1993   Completed                 40

Coffeeville Housing, Ltd.                   41,000        (25,000)              1993   Completed                 40

Coosa County Housing, Ltd.                  67,000         (7,000)              1992   Completed                 40

Crockett Manor, Ltd.                       156,000        (14,000)              1994   Completed                 40

Crockett Manor Senior Citizens
Complex, Ltd.                              142,000          1,000               1993   Completed                 50

Delta Manor, L.P.                          154,000        (45,000)              1993   Completed               27.5

Eupora Apartments, L.P.                    131,000        (15,000)              1992   Completed                 40

Fairview Village V, Limited
Partnership                                 71,000        (14,000)              1992   Completed                 40

Fox Lake Manor Limited Partnership
                                            27,000        (12,000)              1994   Completed               27.5

Ft. Deposit Housing, Ltd.                   83,000        (12,000)              1992   Completed                 40

Gulf Coast Apartments, L.P.                226,000        (17,000)              1993   Completed                 30


WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003
                                      ------------------------------------------------------------------------------
                                                          For the year ended December 31, 2002
                                      ------------------------------------------------------------------------------
                                         Rental          Net        Year Investment               Estimated Useful
          Partnership Name               Income     Income/(loss)      Acquired        Status       Life (Years)
--------------------------------------------------------------------------------------------------------------------
Gulf Coast Apartments of Long
Beach,L.P.                                 229,000        (19,000)              1993   Completed                 30

Heritage Colonial Homes, L.P.               69,000        (19,000)              1994   Completed                 40

HOI Limited Partnership of Benson          208,000        (24,000)              1993   Completed                 40

HOI Limited Partnership of Dallas          234,000        (66,000)              1993   Completed                 40

HOI Limited Partnership of Dunn            124,000        (51,000)              1993   Completed                 40

HOI Limited Partnership of Kings Mt.
                                           162,000        (23,000)              1993   Completed                 40

HOI Limited Partnership of Lee             318,000        (63,000)              1993   Completed                 40

HOI Limited Partnership of Sanford         240,000        (27,000)              1993   Completed                 40

HOI Limited Partnership of Selma           248,000        (10,000)              1993   Completed                 40

Killbuck Limited Partnership                82,000        (22,000)              1992   Completed               27.5

Lake Ridge Apartments, L.P.                149,000        (54,000)              1994   Completed                 50

Levelland Manor, L.P.                      127,000        (25,000)              1993   Completed                 40

Logan Park Associates Limited
Partnership                                421,000        (26,000)              1993   Completed               27.5

Meadow Run Associates Limited
Partnership                                168,000        (60,000)              1992   Completed                 35

Oakdale Senior Housing Limited
Partnership                                353,000       (237,000)              1993   Completed                 30

Orange Beach Housing, Ltd.                 116,000        (25,000)              1994   Completed                 40

Parks I Limited Partnership                210,000        (24,000)              1993   Completed                 40

Post Manor, L.P.                            75,000        (23,000)              1992   Completed                 40

Red Bud Associates I, a Limited
Partnership                                 67,000        (16,000)              1992   Completed               27.5

Steeleville Associates I, a Limited
Partnership                                 56,000        (15,000)              1992   Completed               27.5

Tanglewood Limited Partnership             115,000        (22,000)              1992   Completed               27.5



WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003
                                      ------------------------------------------------------------------------------
                                                          For the year ended December 31, 2002
                                      ------------------------------------------------------------------------------
                                         Rental          Net        Year Investment               Estimated Useful
          Partnership Name               Income     Income/(loss)      Acquired        Status       Life (Years)
--------------------------------------------------------------------------------------------------------------------
Village Lane Properties, a Limited
Partnership                                173,000        (21,000)              1993   Completed                 25

Whitted Forest Limited Partnership         181,000        (29,000)              1993   Completed                 40

Wilcam Housing, Ltd.                        74,000        (13,000)              1993   Completed                 40

Wills Point Manor, L.P.                     85,000        (24,000)              1992   Completed                 40

Windmere Associates Limited
Partnership                                173,000        (38,000)              1992   Completed                 35

Woodlands Apartments, L.P.                 162,000        (44,000)              1992   Completed                 40

Woodview Limited Partnership               161,000        (27,000)              1992   Completed                 40
                                      ------------  --------------
                                      $  6,906,000  $  (1,351,000)
                                      ============  ==============

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                         -----------------------------  ------------------------------------------------------------
                                           As of March 31, 2002                           As of December 31, 2001
----------------------------------------------------------------------  ------------------------------------------------------------
                                         Partnership's
                                         Total Original                     Mortgage
                                         Investment in     Amount of      Balances of      Property
                                         Local Limited     Investment     Local Limited      and        Accumulated         Net Book
   Partnership Name       Location       Partnerships      Paid to Date   Partnerships     Equipment    Depreciation          Value
----------------------------------------------------------------------  ------------------------------------------------------------
Beaumont
Elderly                Beaumont,
Housing, L.P.          Mississippi      $   229,000      $  229,000     $    925,000   $   1,291,00   $   219,000       $  1,072,000

Brownfield Seniors     Brownfield,
Community, Ltd.        Texas                147,000         147,000          685,000        840,000       155,000            685,000

Buffalo Apartments,    Buffalo,
Ltd.                   Texas                 91,000          91,000          408,000        589,000       116,000            473,000

Cambridge Court        Grottoes,
Associates             Virginia
Limited Partnership                         254,000         254,000        1,317,000      1,653,000       394,000          1,259,000

Candleridge            Bondurant,
Apartments of          Iowa
Bondurant L.P.                               99,000          99,000          594,000        787,000       244,000            543,000

Candleridge            Waukee,
Apartments of          Iowa
Waukee L.P.                                 101,000         101,000          648,000        821,000       231,000            590,000

Carlinville            Carlinville,
Associates I, L.P.     Illinois             105,000         105,000          499,000        537,000       129,000            408,000

Cherokee Housing,      Cedar Bluff,
Ltd.                   Alabama              110,000         110,000          618,000        738,000       187,000            551,000

Chester Associates     Chester,
I, a Limited           Illinois
Partnership                                 159,000         159,000          688,000      1,005,000       323,000            682,000

Clinton Terrace        Albany,
Apartments, Ltd.       Kentucky             138,000         138,000          764,000        930,000       251,000            679,000

Coffeeville            Coffeeville,
Housing, Ltd.          Alabama              103,000         103,000          541,000        663,000       180,000            483,000

Coosa County           Rockford,
Housing, Ltd.          Alabama              103,000         103,000          557,000        688,000       184,000            504,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                         -----------------------------  ------------------------------------------------------------
                                           As of March 31, 2002                            As of December 31, 2001
----------------------------------------------------------------------  ------------------------------------------------------------
                                         Partnership's
                                         Total Original                     Mortgage
                                         Investment in     Amount of      Balances of      Property
                                         Local Limited     Investment     Local Limited      and        Accumulated         Net Book
   Partnership Name       Location       Partnerships      Paid to Date   Partnerships     Equipment    Depreciation          Value
----------------------------------------------------------------------  ------------------------------------------------------------
Crockett Manor,        Crockett,
Ltd.                   Texas                184,000         184,000          887,000      1,162,000       245,000            917,000

Crockett Manor         Crockett,
Senior Citizens        Texas
Complex, Ltd.                               203,000         203,000        1,016,000      1,323,000       234,000          1,089,000

Delta Manor, L.P.      Techula,
                       Mississippi          227,000         227,000        1,229,000      1,553,000       528,000          1,025,000

Eupora Apartments,     Eupora,
L.P.                   Mississippi          138,000         138,000        1,198,000      1,422,000       336,000          1,086,000

Fairview               Carroll,
Village V,             Iowa
Limited
Partnership                                 119,000         119,000          588,000        783,000       208,000            575,000

Fox Lake Manor         Fox Lake,
Limited Partnership    Wisconsin             84,000          84,000          371,000        480,000       153,000            327,000

Ft. Deposit            Fort Deposit,
Housing, Ltd.          Alabama              127,000         127,000          700,000        865,000       233,000            632,000

Gulf Coast             Gulfport,
Apartments, L.P.       Mississippi          320,000         320,000        1,421,000      1,862,000       621,000          1,241,000

Gulf Coast             Long Beach,
Apartments of Long     Mississippi
Beach, L.P.                                 315,000         315,000        1,435,000      1,881,000       618,000          1,263,000

Heritage Colonial      Blackshear,
Homes, L.P.            Georgia              125,000         115,000          523,000        752,000       168,000            584,000

HOI Limited            Benson,
Partnership            North
of Benson              Carolina             269,000         269,000        1,182,000      1,690,000       416,000          1,274,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited
Partnerships
March 31, 2002

                                         -----------------------------  ------------------------------------------------------------
                                           As of March 31, 2002                            As of December 31, 2001
----------------------------------------------------------------------  ------------------------------------------------------------
                                         Partnership's
                                         Total Original                     Mortgage
                                         Investment in     Amount of      Balances of      Property
                                         Local Limited     Investment     Local Limited      and        Accumulated         Net Book
   Partnership Name       Location       Partnerships      Paid to Date   Partnerships     Equipment    Depreciation          Value
----------------------------------------------------------------------  ------------------------------------------------------------
HOI Limited            Dallas,
Partnership            North
of Dallas              Carolina             366,000         366,000        1,692,000     2,270,000        609,000          1,661,000

HOI Limited            Dunn,
Partnership            North
of Dunn                Carolina             170,000         170,000         815,000      1,090,000        297,000            793,000

HOI Limited            Kings Mountain,
Partnership of         North
Kings Mt.              Carolina             262,000         262,000        1,222,000      1,638,000       428,000          1,210,000

HOI Limited            Sanford,
Partnership            North
of Lee                 Carolina             419,000          419,00        1,968,000      2,642,000       642,000          2,000,000

HOI Limited            Sanford,
Partnership            North
of Sanford             Carolina             277,000         277,000        1,233,000      1,740,000       426,000          1,314,000

HOI Limited            Selma,
Partnership            North
of Selma               Carolina             271,000         271,000        1,192,000      1,756,000       462,000          1,294,000

Killbuck               Killbuck,
Limited                Ohio
Partnership                                 151,000         151,000          746,000        936,000       317,000            619,000

Lake Ridge             Tiptonville,
Apartments, L.P.       Tennessee            317,000         317,000        1,455,000      1,835,000       545,000          1,290,000

Levelland              Levelland,
Manor, L.P.            Texas                175,000         175,000          901,000      1,125,000       242,000            883,000

Logan Park
Associates             Caldwell,
Limited                Idaho
Partnership                                 571,000         571,000        2,267,000      3,022,000       851,000          2,171,000

Meadow Run
Associates
Limited                Gordonsville,
Partnership            Virginia             302,000         302,000        1,486,000      1,856,000       374,000          1,482,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited
Partnerships
March 31, 2002

                                         -----------------------------  ------------------------------------------------------------
                                           As of March 31, 2002                            As of December 31, 2001
----------------------------------------------------------------------  ------------------------------------------------------------
                                         Partnership's
                                         Total Original                     Mortgage
                                         Investment in     Amount of      Balances of      Property
                                         Local Limited     Investment     Local Limited      and        Accumulated         Net Book
   Partnership Name       Location       Partnerships      Paid to Date   Partnerships     Equipment    Depreciation          Value
----------------------------------------------------------------------  ------------------------------------------------------------
Oakdale Senior          Oakdale,
Housing Limited         California
Partnership                                 919,000         919,000        2,951,000      4,669,000     1,204,000          3,465,000

Orange Beach            Orange Beach,
Housing, Ltd.           Alabama             208,000         208,000        1,085,000      1,359,000       285,000          1,074,000

Parks I Limited         Chatham,
Partnership             Virginia            253,000         253,000        1,237,000      1,586,000       399,000          1,187,000

Post Manor, L.P.        Post, Texas         122,000         122,000          629,000        734,000       156,000            578,000

Red Bud
Associates I,           Red Bud,
a Limited               Illinois
Partnership                                 135,000         135,000          597,000        931,000       278,000            653,000

Steeleville             Steeleville,
Associates I, a         Illinois
Limited Partnership                         110,000         110,000          536,000        732,000       228,000            504,000

Tanglewood Limited      Frankfurt,
Partnership             Ohio                212,000         212,000        1,061,000      1,326,000       452,000            874,000

Village Lane            Farmington,
Properties, a           Arkansas
Limited Partnership                         168,000         168,000          883,000        984,000       319,000            665,000

Whitted Forest          Hillsborough,
Limited                 North
Partnership             Carolina            685,000         685,000          993,000      2,028,000       343,000          1,685,000

Wilcam Housing,         Camden,
Ltd.                    Alabama             106,000         106,000          619,000        761,000       184,000            577,000

Wills Point             Wills Point,
Manor, L.P.             Texas               124,000         124,000          626,000        766,000       166,000            600,000


WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited
Partnerships
March 31, 2002

                                         -----------------------------  ------------------------------------------------------------
                                           As of March 31, 2002                            As of December 31, 2001
----------------------------------------------------------------------  ------------------------------------------------------------
                                         Partnership's
                                         Total Original                     Mortgage
                                         Investment in     Amount of      Balances of      Property
                                         Local Limited     Investment     Local Limited      and        Accumulated         Net Book
   Partnership Name       Location       Partnerships      Paid to Date   Partnerships     Equipment    Depreciation          Value
----------------------------------------------------------------------  ------------------------------------------------------------
Windmere                Lexington,
Associates              Virginia
Limited
Partnership                                 291,000         291,000        1,480,000     1,838,000       354,000           1,484,000

Woodlands               Mount Pleasant,
Apartments,             Texas
L.P.                                        239,000         239,000       1,248,000      1,530,000       329,000           1,201,000

Woodview                Chillicothe,
Limited                 Illinois and
Partnership             Glassford,
                        Illinois            269,000         269,000       1,191,000      1,596,000       405,000           1,191,000
                                      -------------    -------------   ------------  -------------  ------------       -------------

                                      $  10,862,000   $  10,862,000   $  48,907,000  $  65,065,000 $  16,668,000       $  48,397,000
                                      =============    =============   ============  =============  ============       =============

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                       ------------------------------------------------------------------------------
                                                          For the year ended December 31, 2001
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
                                                          For the year ended December 31, 2001
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
                                                          For the year ended December 31, 2002
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

Date:  February 28, 2005

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

Date:  February 28, 2005


By:     /s/ Thomas J. Riha
        ------------------
        Thomas J. Riha,
        Senior Vice-President - Chief Financial Officer of
        WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:  February 28, 2005


By:     /s/ Wilfred N. Cooper, Sr.
        --------------------------
        Wilfred N. Cooper, Sr.,
        Chairman of the Board of WNC & Associates, Inc.

Date:  February 28, 2005

By:     /s/ David N. Shafer
        David N Shafer,
        Director of WNC & Associates, Inc.

Date:  February 28, 2005