Form 10-Q
period 2004-06-30
WNC HOUSING TAX CREDIT FUND III L P
filed 2005-02-28
CIK 875278

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2004

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



                     17782 Sky Park Circle, Irvine, CA 92614
                    (Address of principle executive offices)

                                 (714) 622-5565
                               (Telephone Number)

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

                               INDEX TO FORM 10-Q

                  For the Quarterly Period Ended June 30, 2004




PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Balance Sheets
                       June 30, 2004 and March 31, 2004........................3

             Statements of Operations
                       For the Three Months Ended June 30, 2004 and 2003...... 4

             Statement of Partners' Deficit
                       For the Three Months Ended June 30, 2004 ...............5

             Statements of Cash Flows
                       For the Three Months Ended June 30, 2004 and 2003.......6

             Notes to Financial Statements.....................................7


     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................15

     Item 3. Quantitative and Qualitative Disclosures about Market Risk.......16

     Item 4. Procedures and Controls..........................................16

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................17

     Item 2. Changes in Securities and Use of Proceeds........................17

     Item 3. Defaults Upon Senior Securities..................................17

     Item 4. Submission of Matters to a Vote of Security Holders..............17

     Item 5. Other Information................................................17

     Item 6. Exhibits.........................................................17

     Signatures...............................................................18

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                                                                       June 30, 2004               March 31, 2004
                                                                   -----------------------        ------------------
                                                                        (unaudited)
ASSETS

Cash and cash equivalents                                        $               220,164        $         226,870
Investments in limited partnerships, net (Note 2)                                468,636                  514,148
                                                                   -----------------------        ------------------

                                                                 $               688,800        $         741,018
                                                                   =======================        ==================


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to
     General Partner and affiliates (Note 3)                     $             2,726,718        $       2,660,187

Commitments and contingencies

Partners' deficit:
  General Partner                                                                (60,900)                 (59,713)
  Limited Partners (15,000 units authorized; 15,000 units
    issued and outstanding)                                                   (1,977,018)              (1,859,456)
                                                                   -----------------------        ------------------

      Total partners' deficit                                                 (2,037,918)              (1,919,169)
                                                                   -----------------------        ------------------

                                                                 $               688,800        $         741,018
                                                                   =======================        ==================

                 See accompanying notes to financial statements
                                       3

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2004 and 2003
                                   (unaudited)

                                                          2004                             2003
                                                      Three Months                     Three Months
                                                 ------------------------        --------------------------

Interest income                                $                     205       $                       645
Distribution income                                                6,845                             6,594
                                                 ------------------------        --------------------------

                                                                   7,050                             7,239
                                                 ------------------------        --------------------------

Operating expenses:
  Amortization (Note 2)                                            5,158                             7,235
  Asset management fees (Note 3)                                  74,866                            74,866
  Legal and accounting                                             1,525                             3,570
  Other                                                            3,896                             6,918
                                                 ------------------------        --------------------------

    Total operating expenses                                      85,445                            92,589
                                                 ------------------------        --------------------------

Loss from operations                                             (78,395)                          (85,350)

Equity in losses of
 limited partnerships (Note 2)                                   (40,354)                          (46,485)
                                                 ------------------------        --------------------------

Net loss                                       $                (118,749)      $                  (131,835)
                                                 ========================        ==========================

Net loss allocated to:
  General Partner                              $                  (1,187)      $                    (1,318)
                                                 ========================        ==========================

  Limited Partners                             $                (117,562)      $                  (130,517)
                                                 ========================        ==========================

Net loss per limited
  partner unit                                 $                      (8)      $                        (9)
                                                 ========================        ==========================

Outstanding weighted limited
  partner units                                                   15,000                            15,000
                                                 ========================        ==========================

                 See accompanying notes to financial statements
                                       4

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                    For the Three Months Ended June 30, 2004
                                   (unaudited)


                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------

Partners' deficit at March 31, 2004                  $       (59,713)     $     (1,859,456)     $       (1,919,169)

Net loss                                                      (1,187)             (117,562)               (118,749)
                                                       ---------------      ----------------      ------------------

Partners' deficit at June 30, 2004                   $       (60,900)     $     (1,977,018)     $       (2,037,918)
                                                       ===============      ================      ==================

                 See accompanying notes to financial statements
                                       5

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2004 and 2003
                                   (unaudited)


                                                                            2004                 2003
                                                                        --------------      ---------------
Cash flows from operating activities:
  Net loss                                                            $     (118,749)     $      (131,835)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                           5,158                7,235
        Equity in losses of limited partnerships                              40,354               46,485
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                     66,531               77,854
                                                                        --------------      ---------------

Net cash used in operating activities                                         (6,706)                (261)
                                                                        --------------      ---------------

Net decrease in cash and cash equivalents                                     (6,706)                (261)

Cash and cash equivalents, beginning of period                               226,870              251,056
                                                                        --------------      ---------------

Cash and cash equivalents, end of period                              $      220,164      $       250,795
                                                                        ==============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                         $            -      $             -
                                                                        ==============      ===============

                 See accompanying notes to financial statements
                                       6

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  For the Quarterly Period Ended June 30, 2004
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2004.

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

The general partner of the Partnership is WNC Tax Credit Partners, L.P. (the "General Partner"). WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper Sr. are the general partners of the General Partner. The chairman and president own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates as the General Partner and the Partnership have no employees of its own.

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

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investments (as defined in the Partnership Agreement) and the General Partner has received proceeds equal to its capital contribution and a subordinated disposition fee from the remainder, any additional sales or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2004
                                   (unaudited)


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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Credits, a fractional recapture of prior Low Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2004
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2004
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Equity in losses of limited partnerships for the periods ended June 30, 2004 and 2003 have been recorded by the Partnership based on three months of reported results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $2,250,000 at the end of all periods presented.

Income Taxes
------------

No provision for income taxes has been recorded in the financial statements as any liability and or benefits for income taxes flows to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Partnership had no cash equivalents for all periods presented.

Concentration of Credit Risk
----------------------------

At June 30, 2004, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum.

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

Reporting Comprehensive Income
------------------------------

The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income during for all periods presented, as defined by SFAS No. 130.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2004
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2004
                                   (unaudited)

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment that has reached zero is recognized as income.

Following is a summary of the equity method activity of the investments in Local
Limited Partnerships for the periods presented below:

                                                                      For the Three            For the Year
                                                                       Months Ended                Ended
                                                                      June 30, 2004          March 31, 2004
                                                              -----------------------      ------------------
     Investments per balance sheet, beginning of period       $             514,148      $        1,358,412
     Impairment loss                                                              -                (549,216)
     Equity in losses of limited partnerships                               (40,354)               (268,216)
     Distributions received from limited partnerships                             -                  (1,525)
     Amortization of capitalized acquisition fees and
     costs                                                                   (5,158)                (25,307)
                                                                ---------------------      ------------------
     Investments per balance sheet, end of period             $             468,636      $          514,148
                                                                =====================      ==================

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2004
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Selected financial information for the three months ended June 30, 2004 and 2003 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:

                                COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                       2004                      2003
                                                               ----------------------      ------------------
        Revenues                                             $             1,837,000     $         1,772,000
                                                               ----------------------      ------------------
        Expenses:
          Operating expenses                                               1,242,000               1,203,000
          Interest expense                                                   433,000                 440,000
          Depreciation and amortization                                      472,000                 467,000
                                                               ----------------------      ------------------
        Total expenses                                                     2,147,000               2,110,000
                                                               ----------------------      ------------------

        Net loss                                             $              (310,000)    $          (338,000)
                                                               ======================      ==================
        Net loss allocable to the Partnership                $              (306,000)    $          (334,000)
                                                               ======================      ==================
        Net loss recorded by the Partnership                 $               (40,000)    $           (46,000)
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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee equal to 0.5% of the invested assets of the Local Limited Partnerships. Invested Assets means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Apartment Complexes owned by such Local Limited Partnerships. Fees of $74,866 were incurred during each of three months ended June 30, 2004 and 2003. The Partnership paid the General Partner or its affiliates $7,500 of those fees during each of the three months ended June 30, 2004 and 2003.

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

(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements were approximately $6,256 and $0 during the three months ended June 30, 2004 and 2003, respectively.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2004
                                   (unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS, contintued
-----------------------------------------------

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                                            June 30, 2004              March 31, 2004
                                                            -------------              --------------

   Asset management fee payable                  $              2,726,711       $           2,659,345
   Advances from Associates                                             7                         842
                                                    ----------------------         -------------------
                                                 $              2,726,718       $           2,660,187
                                                    ======================         ===================



The Partnership does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-Q contain forward-looking statements. Such statements are based on current expectations subject to uncertainties and other factors, which may involve known and unknown risks that could cause actual results of operations to differ materially from those, projected or implied. Further, certain forward-looking statements are based upon assumptions about future events, which may not prove to be accurate.

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

Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the condensed unaudited financial statements and the notes thereto included elsewhere in this filing.

The following discussion and analysis compares the results of operations for the three months ended June 30, 2004 and 2003, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2004 consisted primarily of $220,000 in cash and aggregate investments in the forty-eight Local Limited Partnerships of $469,000. Liabilities at June 30, 2004 primarily consisted of $2,727,000 of accrued asset management fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003. The Partnership's net loss for the three months ended June 30, 2004 was $(119,000), reflecting a decrease of $13,000 from the net loss for the three months ended June 30, 2003 of $(132,000). This decrease was primarily due to equity in losses of limited partnerships, which decreased by $6,000 to $(40,000), for the three months ended June 30, 2004 compared to $(46,000) for the three months ended June 30, 2003. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at June 30, 2004. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. Along with the decrease in equity in losses of limited partnerships, the loss from operations decreased by $7,000, from $(85,000) for the three months ended June 30, 2003 to $(78,000) for the three months ended June 30, 2004, due to a $2,000 decrease in legal and accounting, $2,000 decrease in amortization and a $3,000 decrease in other operating expenses.

Cash Flows

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003. Net cash used during the three months ended June 30, 2004 was $(7,000), compared to net cash used in the three months ended June 30, 2003 of less than $(1,000), reflecting a change of $(6,000). The change was primarily due to a decrease of $(11,000) in accrued fees and expenses due to General Partner and affiliates offset by a $2,000 decrease in cash used for legal and accounting expenses along with a $3,000 decrease in cash used for other operating expense.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, contintued

During the three months ended June 30, 2004, accrued asset management fees payable and advances due to the General Partner increased by $67,000. The General Partner does not anticipate that the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

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

          Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          NONE

Item 2.   Changes in Securities and Use of Proceeds

          NONE

Item 3.   Defaults Upon Senior Securities

          NONE

Item 4.   Submission of Matters to a Vote of Security Holders

          NONE

Item 5.   Other Information

          NONE

Item 6.   Exhibits

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

WNC HOUSING TAX CREDITS III, L.P.

By:  WNC Tax Credit Partners, L.P.  General Partner


By:  WNC & ASSOCIATES, INC.                 General Partner





By: /s/ Wilfred N. Cooper, Jr.
    --------------------------

Wilfred N. Cooper, Jr.
Chairman and Chief Executive Officer of WNC & Associates, Inc.

Date: February 28, 2005





By:  /s/ Thomas J. Riha
     ------------------

Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 28, 2005