Form 10-Q
period 2004-09-30
WNC HOUSING TAX CREDIT FUND III L P
filed 2005-09-16
CIK 875278

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended September 30, 2004

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

                               INDEX TO FORM 10-Q

                    For the Quarter Ended September 30, 2004


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Balance Sheets
              September 30, 2004 and March 31, 2004............................3

             Statements of Operations
              For the Three and Six Months Ended September 30, 2004 and 2003...4

             Statement of Partners' Deficit
              For the Six Months Ended September 30, 2004 .....................5

             Statements of Cash Flows
              For the Six Months Ended September 30, 2004 and 2003.............6

             Notes to Financial Statements.....................................7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................16

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

     Item 4. Submission of Matters to a Vote of Security Holders..............17

     Item 5. Other Information................................................17

     Item 6. Exhibits.........................................................17

     Signatures...............................................................18

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                      September 30, 2004           March 31, 2004
                                                                   -----------------------        ------------------
                                                                        (unaudited)
ASSETS

Cash and cash equivalents                                        $               214,535        $         226,870
Investments in limited partnerships, net (Note 2)                                430,855                  514,148
                                                                   -----------------------        ------------------

                                                                 $               645,390        $         741,018
                                                                   =======================        ==================


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to
     General Partner and affiliates (Note 3)                     $             2,794,279        $       2,660,187

Commitments and contingencies

Partners' deficit:
  General Partner                                                                (62,010)                 (59,713)
  Limited Partners (15,000 units authorized; 15,000 units
    issued and outstanding)                                                   (2,086,879)              (1,859,456)
                                                                   -----------------------        ------------------

      Total partners' deficit                                                 (2,148,889)              (1,919,169)
                                                                   -----------------------        ------------------

                                                                 $               645,390        $         741,018
                                                                   =======================        ==================

                 See accompanying notes to financial statements
                                       3

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2004 and 2003

                                   (unaudited)
                                                          2004                                        2003
                                       -------------------------------------------    -------------------------------------
                                         Three Months              Six Months          Three Months          Six Months
                                       ------------------      -------------------    ----------------    -----------------
Interest income                      $               135     $                340   $             536   $            1,181
Distribution income                                7,049                   13,894              13,815               20,409
                                       ------------------      -------------------    ----------------    -----------------

                                                   7,184                   14,234              14,351               21,590
                                       ------------------      -------------------    ----------------    -----------------

Operating expenses:
  Amortization (Note 2)                            4,891                   10,049               7,235               14,470
  Asset management fees (Note 3)                  74,865                  149,731              74,866              149,732
  Legal and accounting                             7,475                    9,000              15,474               19,044
  Other                                              325                    4,221               1,717                8,635
                                       ------------------      -------------------    ----------------    -----------------

    Total operating expenses                      87,556                  173,001              99,292              191,881
                                       ------------------      -------------------    ----------------    -----------------

Loss from operations                             (80,372)                (158,767)            (84,941)            (170,291)

Equity in losses of
 limited partnerships (Note 2)                   (30,599)                 (70,953)           (108,485)            (154,970)
                                       ------------------      -------------------    ----------------    -----------------


Net loss                             $          (110,971)    $           (229,720)  $        (193,426)  $         (325,261)
                                       ==================      ===================    ================    =================

Net loss allocated to:

  General Partner                    $            (1,110)    $             (2,297)  $          (1,934)  $           (3,253)
                                       ==================      ===================    ================    =================

  Limited Partners                   $          (109,861)    $           (227,423)  $        (191,492)  $         (322,008)
                                       ==================      ===================    ================    =================

Net loss per limited
  partner unit                       $                (7)    $                (15)  $             (13)  $              (21)
                                       ==================      ===================    ================    =================

Outstanding weighted limited
  partner units                                   15,000                   15,000              15,000               15,000
                                       ==================      ===================    ================    =================

                 See accompanying notes to financial statements
                                       4

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                   For the Six Months Ended September 30, 2004
                                   (unaudited)

                                                          General              Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------

Partners' deficit at March 31, 2004                  $       (59,713)     $     (1,859,456)     $       (1,919,169)

Net loss                                                      (2,297)             (227,423)               (229,720)
                                                       ---------------      ----------------      ------------------

Partners' deficit at September 30, 2004              $       (62,010)     $     (2,086,879)     $       (2,148,889)
                                                       ===============      ================      ==================


                 See accompanying notes to financial statements
                                       5

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2004 and 2003
                                   (unaudited)

                                                                            2004                 2003
                                                                        --------------      ---------------
Cash flows from operating activities:
  Net loss                                                            $     (229,720)     $      (325,261)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                          10,049               14,470
        Equity in losses of limited partnerships                              70,953              154,970
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                    134,091              131,422
                                                                        --------------      ---------------

Net cash used in operating activities                                        (14,626)             (24,399)
                                                                        --------------      ---------------

Cash flows from investing activities:
    Distributions received from limited partnerships                           2,291                6,522
                                                                        --------------      ---------------

Net decrease in cash and cash equivalents                                    (12,335)             (17,877)

Cash and cash equivalents, beginning of period                               226,870              251,056
                                                                        --------------      ---------------

Cash and cash equivalents, end of period                              $      214,535      $       233,179
                                                                        ==============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                         $            -      $           800
                                                                        ==============      ===============

                 See accompanying notes to financial statements
                                       6

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    For the Quarter Ended September 30, 2004
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2004.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    For the Quarter Ended September 30, 2004
                                   (unaudited)


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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    For the Quarter Ended September 30, 2004
                                   (unaudited)


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

Equity in losses of limited partnerships for the periods ended September 30, 2004 and 2003 have been recorded by the Partnership based on six months of reported results estimated by management of the Partnership. Management's estimate for the six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    For the Quarter Ended September 30, 2004
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Concentration of Credit Risk
----------------------------

At September 30, 2004, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum.

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

Reporting Comprehensive Income
------------------------------

The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income during for all periods

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    For the Quarter Ended September 30, 2004
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

presented, as defined by SFAS No. 130.

New Accounting Pronouncements
-----------------------------

As of March 31, 2004, the Partnership adopted FASB Interpretation No. 46 - Revised, Consolidation of Variable Interest Entities ("FIN46Ra"). FIN 46R provides guidance as to when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements, and when a company should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, and a VIE must be consolidated by a company if it is the primary beneficiary because a primary beneficiary absorbs the majority of the entity's expected losses, the majority of the expected residual returns, or both.

Under FIN 46R, the Local Limited Partnerships in which the Partnership invests are VIEs. However, management does not consolidate the Partnership's interests in these VIE's under FIN46R, as the Partnership is not considered the primary beneficiary. Rather, the Partnership currently records the amount of the investment in the Local Limited Partnerships as an asset in the balance sheet, and recognizes its share of Local Limited Partnership income or loss in the statement of operations.

The Partnership's balance in its investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss is mitigated by the condition and financial performance of the underlying properties, as well as the strength of the Local General Partners and their guarantee against credit recapture.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    For the Quarter Ended September 30, 2004
                                   (unaudited)


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

Following is a summary of the equity method activity of the investments in Local
Limited Partnerships for the periods presented below:

                                                                       For the Six             For the Year
                                                                      Months Ended                 Ended
                                                                 September 30, 2004          March 31, 2004
                                                                ---------------------      ------------------
     Investments per balance sheet, beginning of period       $             514,148      $        1,358,412
     Equity in losses of limited partnerships                               (70,953)               (268,216)
     Distributions received from limited partnerships                        (2,291)                 (1,525)
     Impairment loss                                                              -                (549,216)
     Amortization of capitalized acquisition fees and
     costs                                                                  (10,049)                (25,307)
                                                                ---------------------      ------------------
     Investments per balance sheet, end of period             $             430,855      $          514,148
                                                                =====================      ==================

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    For the Quarter Ended September 30, 2004
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Selected financial information for the six months ended September 30, 2004 and 2003 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:

                                COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                                       2004                      2003
                                                               ----------------------      ------------------
        Revenues                                             $             3,675,000     $         3,544,000
                                                               ----------------------      ------------------
        Expenses:
          Operating expenses                                               2,484,000               2,406,000
          Interest expense                                                   867,000                 880,000
          Depreciation and amortization                                      944,000                 934,000
                                                               ----------------------      ------------------
        Total expenses                                                     4,295,000               4,220,000
                                                               ----------------------      ------------------

        Net loss                                             $              (620,000)    $          (676,000)
                                                               ======================      ==================
        Net loss allocable to the Partnership                $              (613,000)    $          (669,000)
                                                               ======================      ==================
        Net loss recorded by the Partnership                 $               (71,000)    $          (155,000)
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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee equal to 0.5% of the invested assets of the Local Limited Partnerships. Invested Assets means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Apartment Complexes owned by such Local Limited Partnerships. Fees of $149,731 and $149,732 were incurred during the six months ended September 30, 2004 and 2003, respectively. The Partnership paid the General Partner or its affiliates $22,500 of those fees during each of the six months ended September 30, 2004 and 2003.

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

(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements were approximately $6,360 and $21,389 during the six months ended September 30, 2004 and 2003, respectively.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    For the Quarter Ended September 30, 2004
                                   (unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS, contintued
-----------------------------------------------

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                                       September 30, 2004              March 31, 2004
                                                       ------------------              --------------

   Asset management fee payable                  $              2,786,576       $           2,659,345
   Advances from Associates                                         7,703                         842
                                                    ----------------------         -------------------
                                                 $              2,794,279       $           2,660,187
                                                    ======================         ===================



The General Partners do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2004 and 2003, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2004 consisted primarily of $215,000 in cash and aggregate investments in the forty-eight Local Limited Partnerships of $431,000. Liabilities at September 30, 2004 primarily consisted of $2,794,000 of accrued asset management fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003. The Partnership's net loss for the three months ended September 30, 2004 was $(111,000), reflecting a decrease of $82,000 from the net loss for the three months ended September 30, 2003 of $(193,000). This decrease was primarily due to equity in losses of limited partnerships, which decreased by $78,000 to $(31,000), for the three months ended September 30, 2004 compared to $(109,000) for the three months ended September 30, 2003. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 2004. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. Along with the decrease in equity in losses of limited partnerships, the loss from operations decreased by $4,000 from $(85,000) for the three months ended September 30, 2003 to $(81,000) for the three months ended September 30, 2004, due to a $8,000 decrease in legal and accounting, $2,000 decrease in amortization and a $1,000 decrease in other operating expenses, offset by a $(7,000) decrease in distribution income.

Six Months Ended September 30, 2004 Compared to Six Months Ended September 30, 2003. The Partnership's net loss for the six months ended September 30, 2004 was $(230,000), reflecting a decrease of $95,000 from the net loss for the six months ended September 30, 2003 of $(325,000). This decrease was primarily due to equity in losses of limited partnerships, which decreased by $84,000 to $(71,000), for the six months ended September 30, 2004 compared to the $(155,000) for the six months ended September 30, 2003. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 2004. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. Along with the decrease in equity in losses of limited partnerships, the loss from operations decreased by $11,000 from $(170,000) for the six months ended September 30, 2003 to $(159,000) for the six months ended September 30, 2004, due to a $10,000 decrease in legal and accounting, $4,000 decrease in amortization and a $4,000 decrease in other operating expenses, offset by a $(6,000) decrease in distribution income and a $(1,000) decrease in interest income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Flows

Six Months Ended  September 30, 2004 Compared to Six Months Ended  September 30,
2003. Net cash used during the six months ended September 30, 2004 was $(12,000), compared to net cash used during the six months ended September 30, 2004 of $(18,000), reflecting a change of $6,000. The change was primarily due to a decrease of $10,000 in net cash used by operating activities, offset by a decrease of $(4,000) in distributions received from Local Limited Partnerships.

During the six months ended September 30, 2004, accrued asset management fees payable and advances due to the General Partner increased by $134,000. The General Partner does not anticipate that the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

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

          Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Date: September 16, 2005





By:  /s/ Thomas J. Riha
     ------------------

Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: September 16, 2005