Form 10-Q
period 2004-12-31
WNC HOUSING TAX CREDIT FUND III L P
filed 2005-09-16
CIK 875278

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended December 31, 2004

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

                               INDEX TO FORM 10-Q

                     For the Quarter Ended December 31, 2004





PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Balance Sheets
              December 31, 2004 and March 31, 2004.............................3

             Statements of Operations
              For the Three and Nine Months Ended December 31, 2004 and 2003...4

             Statement of Partners' Deficit
              For the Nine Months Ended December 31, 2004 .....................5

             Statements of Cash Flows
              For the Nine Months Ended December 31, 2004 and 2003.............6

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

     Item 4. Submission of Matters to a Vote of Security Holders..............17

     Item 5. Other Information................................................17

     Item 6. Exhibits.........................................................17

     Signatures...............................................................18

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                                                                       December 31, 2004           March 31, 2004
                                                                   -----------------------        ------------------
                                                                         (unaudited)
ASSETS

Cash and cash equivalents                                        $               199,272        $         226,870
Investments in limited partnerships, net (Note 2)                                418,040                  514,148
                                                                   -----------------------        ------------------

                                                                 $               617,312        $         741,018
                                                                   =======================        ==================


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to
     General Partner and affiliates (Note 3)                     $             2,859,718        $       2,660,187

Commitments and contingencies

Partners' deficit:
  General Partner                                                                (62,945)                 (59,713)
  Limited Partners (15,000 units authorized; 15,000 units
    issued and outstanding)                                                   (2,179,461)              (1,859,456)
                                                                   -----------------------        ------------------

      Total partners' deficit                                                 (2,242,406)              (1,919,169)
                                                                   -----------------------        ------------------

                                                                 $               617,312        $         741,018
                                                                   =======================        ==================

                 See accompanying notes to financial statements
                                       3

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2004 and 2003
                                   (unaudited)

                                                          2004                                        2003
                                       -------------------------------------------    -------------------------------------
                                         Three Months             Nine Months          Three Months         Nine Months
                                       ------------------      -------------------    ----------------    -----------------

Interest income                      $               134      $               474    $            478   $            1,659
Distribution income                                  500                   14,394               3,000               23,409
                                       ------------------      -------------------    ----------------    -----------------
                                                     634                   14,868               3,478               25,068
                                       ------------------      -------------------    ----------------    -----------------

Operating expenses:
  Amortization (Note 2)                            4,891                   14,940               7,235               21,705
  Asset management fees (Note 3)                  74,866                  224,597              74,866              224,598
  Legal and accounting                                 -                    9,000                 182               19,226
  Other                                            6,470                   10,691               6,902               15,537
                                       ------------------      -------------------    ----------------    -----------------

    Total operating expenses                      86,227                  259,228              89,185              281,066
                                       ------------------      -------------------    ----------------    -----------------

Loss from operations                             (85,593)                (244,360)            (85,707)            (255,998)

Equity in losses of
 limited partnerships (Note 2)                    (7,924)                 (78,877)            (57,622)            (212,592)
                                       ------------------      -------------------    ----------------    -----------------


Net loss                             $           (93,517)     $          (323,237)   $       (143,329)  $         (468,590)
                                       ==================      ===================    ================    =================

Net loss allocated to:

  General Partner                    $              (935)     $            (3,232)   $         (1,433)  $           (4,686)
                                       ==================      ===================    ================    =================

  Limited Partners                   $           (92,582)     $          (320,005)   $       (141,896)  $         (463,904)
                                       ==================      ===================    ================    =================

Net loss per limited
  partner unit                       $                (6)     $               (21)   $             (9)  $              (31)
                                       ==================      ===================    ================    =================

Outstanding weighted limited
  partner units                                   15,000                   15,000              15,000               15,000
                                       ==================      ===================    ================    =================

                 See accompanying notes to financial statements
                                       4

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                   For the Nine Months Ended December 31, 2004
                                   (unaudited)


                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------

Partners' deficit at March 31, 2004                  $       (59,713)     $     (1,859,456)     $       (1,919,169)

Net loss                                                      (3,232)             (320,005)               (323,237)
                                                       ---------------      ----------------      ------------------

Partners' deficit at December 31, 2004               $       (62,945)     $     (2,179,461)     $       (2,242,406)
                                                       ===============      ================      ==================


See accompanying notes to financial statements
                                       5

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2004 and 2003
                                   (unaudited)


                                                                                2004                 2003
                                                                        --------------      ---------------
Cash flows from operating activities:
  Net loss                                                            $     (323,237)     $      (468,590)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                          14,940               21,705
        Equity in losses of limited partnerships                              78,877              212,592
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                    199,531              198,619
                                                                        --------------      ---------------

Net cash used in operating activities                                        (29,889)             (35,674)
                                                                        --------------      ---------------

Cash flows from investing activities:
  Distributions received from limited partnerships                             2,291                6,522
                                                                        --------------      ---------------

Net decrease in cash and cash equivalents                                    (27,598)             (29,152)

Cash and cash equivalents, beginning of period                               226,870              251,056
                                                                        --------------      ---------------

Cash and cash equivalents, end of period                              $      199,272      $       221,904
                                                                        ==============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                         $            -      $             -
                                                                        ==============      ===============

                 See accompanying notes to financial statements
                                       6

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                     For the Quarter Ended December 31, 2004
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2004.

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

The general partner of the Partnership is WNC Tax Credit Partners, L.P. (the "General Partner"). WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper Sr. are the general partners of the General Partner. The chairman and president own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates as the General Partner and the Partnership have no employees of their own.

The Partnership shall continue in full force and effect until December 31, 2045 unless terminated prior to that date pursuant to the partnership agreement or law.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     For the Quarter Ended December 31, 2004
                                   (unaudited)

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     For the Quarter Ended December 31, 2004
                                   (unaudited)

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

Equity in losses of limited partnerships for the periods ended December 31, 2004 and 2003 have been recorded by the Partnership based on nine months of reported results estimated by management of the Partnership. Management's estimate for the nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     For the Quarter Ended December 31, 2004
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Concentration of Credit Risk
----------------------------

At December 31, 2004, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS- CONTINUED
                     For the Quarter Ended December 31, 2004
                                   (unaudited)


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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS- CONTINUED
                     For the Quarter Ended December 31, 2004
                                   (unaudited)

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

Following is a summary of the equity method activity of the investments in Local
Limited Partnerships for the periods presented below:

                                                                       For the Nine            For the Year
                                                                       Months Ended                Ended
                                                                  December 31, 2004          March 31, 2004
                                                                ---------------------      ------------------
     Investments per balance sheet, beginning of period       $             514,148      $        1,358,412
     Equity in losses of limited partnerships                               (78,877)               (268,216)
     Distributions received from limited partnerships                        (2,291)                 (1,525)
     Impairment loss                                                              -                (549,216)
     Amortization of capitalized acquisition fees and
     costs                                                                  (14,940)                (25,307)
                                                                ---------------------      ------------------
     Investments per balance sheet, end of period             $             418,040      $          514,148
                                                                =====================      ==================

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS- CONTINUED
                     For the Quarter Ended December 31, 2004
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Selected financial information for the nine months ended December 31, 2004 and 2003 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:

                                COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                       2004                      2003
                                                               ----------------------      ------------------
        Revenues                                             $             5,513,000     $         5,316,000
                                                               ----------------------      ------------------
        Expenses:
          Operating expenses                                               3,725,000               3,608,000
          Interest expense                                                13,000,000               1,320,000
          Depreciation and amortization                                    1,417,000               1,401,000
                                                               ----------------------      ------------------
        Total expenses                                                     6,442,000               6,329,000
                                                               ----------------------      ------------------

        Net loss                                             $              (929,000)    $        (1,013,000)
                                                               ======================      ==================
        Net loss allocable to the Partnership                $              (919,000)    $        (1,003,000)
                                                               ======================      ==================
        Net loss recorded by the Partnership                 $               (79,000)    $          (213,000)
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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee equal to 0.5% of the invested assets of the Local Limited Partnerships. Invested Assets means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Apartment Complexes owned by such Local Limited Partnerships. Fees of $224,597 and $244,598 were incurred during the nine months ended December 31, 2004 and 2003, respectively. The Partnership paid the General Partner $30,000 of those fees during each of the nine months ended December 31, 2004 and 2003.

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

(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements were approximately $14,757 and $31,715 during the nine months ended December 31, 2004 and 2003, respectively.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS- CONTINUED
                     For the Quarter Ended December 31, 2004
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, contintued
-----------------------------------------------
The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                                        December 31, 2004              March 31, 2004
                                                        -----------------              --------------

   Asset management fee payable                  $              2,853,941       $           2,659,345
   Advances from Associates                                         5,777                         842
                                                    ----------------------         -------------------
                                                 $              2,859,718       $           2,660,187
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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2004 and 2003, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2004 consisted primarily of $199,000 in cash and aggregate investments in the forty-eight Local Limited Partnerships of $418,000. Liabilities at December 31, 2004 primarily consisted of $2,860,000 of accrued asset management fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003. The Partnership's net loss for the three months ended December 31, 2004 was $(93,000), reflecting a decrease of approximately $50,000 from the net loss of $(143,000) experienced for the three months ended December 31, 2003. The decrease in net loss is primarily due to a decrease of equity in losses from limited partnerships of $50,000 due to losses of $(58,000) for the three months ended December 31, 2003 compared to losses of $(8,000) for the three months ended December 31, 2004. This decrease was a result of the Partnership not recognizing certain losses f the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 2004. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. There was no change in the loss from operations even though there was a decrease of $2,000 in amortization, a $1,000 decrease in other operating expenses which was offset by a $(3,000) decrease in distribution income.

Nine Months Ended December 31, 2004 Compared to Nine Months Ended December 31, 2003. The Partnership's net loss for the nine months ended December 31, 2004 was $(323,000), reflecting a decrease of $146,000 from the net loss of $(469,000) experienced for the nine months ended December 31, 2003. The decrease in net loss is primarily due to a decrease of equity in losses from limited partnerships of $134,000 due to losses of $(213,000) for the nine months ended December 31, 2003 compared to losses of $(79,000) for the nine months ended December 31, 2004. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 2004. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. Along with the decrease of equity in losses from limited partnerships, the loss from operations decreased by $12,000 due to a $10,000 decrease in legal and accounting, a $7,000 decrease in amortization, a $5,000 decrease in other operating expenses offset by a $(10,000) decrease in distribution income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Flows

Nine Months Ended December 31, 2004 Compared to Nine Months Ended December 31, 2003. Net cash decreased by $(28,000) for the nine months ended December 31, 2004, compared to a $(29,000) decrease for the nine months ended December 31, 2003 reflecting a change of $1,000. The change was due to a decrease of $6,000 in net cash used by operating activities offset by a decrease of $(5,000) in net cash provided by investing activities due to the decrease in distributions received from limited partnerships.

During the nine months ended December 31, 2004, accrued asset management fees payable and advances due to the General Partner increased by $200,000. The General Partner does not anticipate that the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

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

          Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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