Form 10-K
period 2005-03-31
WNC HOUSING TAX CREDIT FUND III L P
filed 2005-11-22
CIK 875278

WNC Housing Tax Credit Fund III, L.P.

                                   Exceptions
                                   ----------

The financial statements are presented as unaudited in the Form 10-K as of March 31, 2005 and 2004 and for the three years ended March 31, 2005 as the Report of the Independent Registered Public Accounting Firm could not be filed within the prescribed time period because the issuer was not able to obtain audit opinions which refer to the auditing standards of the Public Company Accounting Oversight Board (United States) (PCAOB) of property partnerships, in which the issuer holds noncontrolling limited partner interests. The non-affiliated local operating partnership general partners engage the accountants auditing each local operating partnership.

Historically, the audits, and the reports thereon, of the local operating partnerships were performed in accordance with Generally Accepted Auditing Standards (GAAS).

On May 11, 2005 draft guidance was issued by the Public Company Accounting Oversight Board which was confirmed on June 24, 2005 by the AICPA Center for Public Company Audit Firms, that clearly establishes the requirement for the audit reports of the operating partnerships of a Public Fund to refer to the auditing standards of the PCAOB.

The audits of the operating partnerships were performed primarily during the months of January, February and March and refer to Generally Accepted Auditing Standards. We have all appropriate originally signed opinions from the operating partnerships; however, they do not refer to the auditing standards of the Public Company Accounting Oversight Board.

Our independent registered public accounting firm has performed an audit of the registrant but cannot issue an opinion in accordance with the standards of the Public Company Accounting Oversight Board (United States). Therefore, we are filing our 10-K as "UNAUDITED" as it is without an audit opinion.

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

  (Mark One)

  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    For the fiscal year ended March 31, 2005

                                       OR

  |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number: 0-21494


                      WNC HOUSING TAX CREDIT FUND III, L.P.
             (Exact name of registrant as specified in its charter)

              California                                   33-0463432
             (State or other jurisdiction of          (I.R.S. Employer
              incorporation or organization)         Identification No.)


              17782 Sky Park Circle                          92614-6404
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

Yes               No     X
    ----------       ----------

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

Yes               No     X
    ----------       ----------

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

As of March 31, 2005, the Partnership had invested in forty-eight Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the Federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and/or suspend services for this or any other reason.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Credits. The initial programs are completing their compliance periods.

With that in mind, the Partnership is continuing its review of the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. The review considers many factors, including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the Limited Partners from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The objective is to maximize the limited partner' return wherever possible and, ultimately, to wind down the Partnership when it no longer provides tax benefits to limited partners. However, Local Limited Partnership interests may be disposed at any time by Associates in its discretion. To date no properties in the Partnership have been selected for disposition.

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the forty-eight Housing Complexes as of the dates and for the periods indicated:

                                         -------------------------------     -------------------------------------------------------
                                               As of March 31, 2005                        As of December 31, 2004
                                         -------------------------------     -------------------------------------------------------
                                                Partnership's                                         Original
                                                Total Original                                        Estimated             Mortgage
                                    General     Investment in   Amount of       Number               Aggregate Low       Balances of
Local Limited                       Partner     Local Limited   Investment       of                  Income Housing    Local Limited
Partnership Name     Location       Name        Partnerships    Paid to Date    Units   Occupancy     Credits (1)        Partnership
------------------------------------------------------------------------------------------------------------------------------------

Beaumont Elderly     Beaumont,      Donald W.
Housing, L.P.        Mississippi    Sowell      $  229,000      $ 229,000       30         90%         $ 462,000           $ 916,000

Brownfield Seniors   Brownfield,    Winston
Community, Ltd.      Texas          Sullivan       147,000        147,000       24        100%           292,000             678,000

Buffalo Apartments,  Buffalo,       Donald W.
Ltd.                 Texas          Sowell          91,000         91,000       24        100%           177,000             398,000

Cambridge Court                     The
Associates Limited   Grottoes,      Humphrey
Partnership          Virginia       Companies      254,000        254,000       39         97%           557,000           1,295,000

Candleridge
Apartments of        Bondurant,     Eric A.
Bondurant L.P.       Iowa           Sheldahl        99,000         99,000       23        100%           222,000             581,000

Candleridge
Apartments of        Waukee,        Eric A.
WaukeeL.P.           Iowa           Sheldahl       101,000        101,000       23        100%           227,000             635,000

Carlinville          Carlinville,   Kenneth M.
Associates I, L.P.   Illinois       Vitor          105,000        105,000       20         60%           208,000             492,000

                                    Thomas H.
                                    Cooksey and
Cherokee                            Apartment
Housing,             Cedar Bluff,   Developers,
Ltd                  Alabama        Inc.           110,000        110,000       19        100%           272,000             610,000

Chester Associates
I, a Limited         Chester,       Kenneth M.
Partnership          Illinois       Vitor          159,000        159,000       24         96%           358,000             681,000

Clinton Terrace      Albany,        Eddie C.
Apartments, Ltd.     Kentucky       Dalton         138,000        138,000       24         96%           290,000             752,000

                                        -------------------------------     -------------------------------------------------------
                                               As of March 31, 2005                        As of December 31, 2004
                                         -------------------------------     -------------------------------------------------------
                                                Partnership's                                         Original
                                                Total Original                                        Estimated             Mortgage
                                    General     Investment in   Amount of       Number               Aggregate Low       Balances of
Local Limited                       Partner     Local Limited   Investment       of                  Income Housing    Local Limited
Partnership Name     Location       Name        Partnerships    Paid to Date    Units   Occupancy     Credits (1)        Partnership
------------------------------------------------------------------------------------------------------------------------------------
                                    Thomas H.
                                    Cooksey and
                                    Apartment
Coffeeville          Coffeeville,   Developers,
Housing, Ltd.        Alabama        Inc.           103,000        103,000       19         84%          239,000              532,000

                                    Thomas H.
                                    Cooksey and
                                    Apartment
Coosa County         Rockford,      Developers,
Housing, Ltd         Alabama        Inc.           103,000        103,000       19        100%          265,000              546,000

Crockett Manor,      Crockett,
Manor, Ltd.          Texas          Jean Johnson   184,000        184,000       40         98%          383,000              864,000

Crockett Manor
Senior Citizens      Crockett,
Complex, Ltd.        Texas          Jean Johnson   203,000        203,000       36        100%          446,000            1,004,000

                     Techula,       Glenn D.
Delta Manor, L.P.    Mississippi    Miller         227,000        227,000       36         97%          499,000            1,217,000

                                    Richard
                                    Tenhet and
Eupora               Eupora,        Geraldine
Apartments, L.P.     Mississippi    Tenhet         138,000        138,000       36         97%          310,000            1,186,000

Fairview Village V,  Carroll,       Kevin A.
Limited Partnership  Iowa           Bierl          119,000        119,000       20        100%          273,000              576,000

                                    William E.
                                    Paschke, Jr
Fox Lake Manor       Fox Lake,      and Robert E.
Limited Partnership  Wisconsin      Campbell        84,000         84,000       12         67%          161,000              365,000

                                    Thomas H.
                                    Cooksey and
                     Fort           Apartment
Ft. Deposit          Deposit,       Developers,
Housing, Ltd.        Alabama        Inc.           127,000        127,000       23         96%          330,000              692,000

                                        -------------------------------     -------------------------------------------------------
                                               As of March 31, 2005                        As of December 31, 2004
                                         -------------------------------     -------------------------------------------------------
                                                Partnership's                                         Original
                                                Total Original                                        Estimated             Mortgage
                                    General     Investment in   Amount of       Number               Aggregate Low       Balances of
Local Limited                       Partner     Local Limited   Investment       of                  Income Housing    Local Limited
Partnership Name     Location       Name        Partnerships    Paid to Date    Units   Occupancy     Credits (1)        Partnership
------------------------------------------------------------------------------------------------------------------------------------
Gulf Coast           Gulfport,      Philip
Apartments, L.P.     Mississippi    Napier         320,000        320,000       60         97%          698,000            1,384,000

Gulf Coast
Apartments of        Long Beach,    Philip
Long Beach, L.P.     Mississippi    Napier         315,000        315,000       59         95%          685,000            1,401,000

                                    Robert J.
Heritage                            Deharder and
Colonial             Blackshear,    Jacqueline F.
Homes, L.P.          Georgia        McPhillips     115,000        115,000       20         90%          126,000              514,000

HOI Limited          Benson,        Housing
Partnership          North          Opportunities,
of Benson            Carolina       Inc.           269,000        269,000       50         96%          577,000            1,117,000

HOI Limited          Dallas,        Housing
Partnership          North          Opportunities,
of Dallas            Carolina       Inc.           366,000        366,000       60        102%          787,000            1,657,000

HOI Limited          Dunn,          Housing
Partnership          North          Opportunities,
of Dunn              Carolina       Inc.           170,000        170,000       34         97%          366,000              795,000

                     Kings
HOI Limited          Mountain,      Housing
Partnership          North          Opportunities,
of Kings Mt.         Carolina       Inc            262,000        262,000       46        100%          563,000            1,193,000

HOI Limited          Sanford,       Housing
Partnership          North          Opportunities,
of Lee               Carolina       Inc.           419,000        419,000       78         97%          901,000            1,917,000

HOI Limited          Sanford,       Housing
Partnership          North          Opportunities,
of Sanford           Carolina       Inc.           277,000        277,000       50         92%          594,000            1,167,000

                                        -------------------------------     -------------------------------------------------------
                                               As of March 31, 2005                        As of December 31, 2004
                                         -------------------------------     -------------------------------------------------------
                                                Partnership's                                         Original
                                                Total Original                                        Estimated             Mortgage
                                    General     Investment in   Amount of       Number               Aggregate Low       Balances of
Local Limited                       Partner     Local Limited   Investment       of                  Income Housing    Local Limited
Partnership Name     Location       Name        Partnerships    Paid to Date    Units   Occupancy     Credits (1)        Partnership
------------------------------------------------------------------------------------------------------------------------------------
HOI Limited         Selma,         Housing
Partnership         North          Opportunities,
of Selma            Carolina       Inc.            271,000      271,000         58         98%          582,000            1,117,000

Killbuck Limited    Killbuck,      Georg E.
Partnership         Ohio           Maharg          151,000      151,000         24        100%          338,000              737,000

                                   Lewis
                                   Beasley, Jr.
Lake Ridge          Tiptonville,   and Carol
Apartments, L.P.    Tennessee      Beasley         317,000      317,000         44         95%          647,000            1,438,000


                                   1600
Levelland           Levelland      Capital
Manor, L.P.         Texas          Company         175,000      175,000         36        100%          393,000              891,000

Logan Park
Associates
Limited             Caldwell,      Riley J.
Partnership         Idaho          Hill            571,000      571,000         50        100%        1,281,000            2,241,000

Meadow Run
Associates                         The
Limited             Gordonsville,  Humphrey
Partnership         Virginia       Companies       302,000      302,000         43        100%          662,000            1,472,000

                                   Oakdale
Oakdale Senior                     Senior
Housing Limited     Oakdale,       Housing
Partnership         California     Corporation     919,000      919,000         80         99%        2,110,000            2,821,000

                                   Thomas H.
                                   Cooksey and
                                   Apartment
Orange Beach        Orange Beach,  Developers,
Housing, Ltd.       Alabama        Inc.            208,000      208,000         31         94%          472,000            1,070,000

                                   Sallie B.
Parks I                            Garst and
Limited             Chatham,       Lillien S.
Partnership         Virginia       Brown           253,000      253,000         39        100%          568,000            1,220,000

                                   1600
Post                Post,          Capital
Manor,L.P.          Texas          Company         122,000      122,000         24         75%          263,000              622,000

                                        -------------------------------     -------------------------------------------------------
                                               As of March 31, 2005                        As of December 31, 2004
                                         -------------------------------     -------------------------------------------------------
                                                Partnership's                                         Original
                                                Total Original                                        Estimated             Mortgage
                                    General     Investment in   Amount of       Number               Aggregate Low       Balances of
Local Limited                       Partner     Local Limited   Investment       of                  Income Housing    Local Limited
Partnership Name     Location       Name        Partnerships    Paid to Date    Units   Occupancy     Credits (1)        Partnership
------------------------------------------------------------------------------------------------------------------------------------
Red Bud
Associates I,
a Limited          Red Bud,        Kenneth M.
Partnership        Illinois        Vitor          135,000      135,000         20           65%          303,000             589,000

Steeleville
Associates I, a
Limited            Steeleville,    Kenneth M.
Partnership        Illinois        Vitor          110,000      110,000         16           94%          247,000             530,000


                                   Georg E.
Tanglewood                         Maharg and
Limited            Frankfurt,      Maharg Realty,
Partnership        Ohio            Inc.           212,000      212,000         36           97%          475,000           1,049,000

Village Lane
Properties,                        ERC
a Limited          Farmington,     Properties,
Partnership        Arkansas        Inc.           168,000      168,000         36          100%          370,000             871,000

                                   Hillsborough
Whitted Forest     Hillsborough,   Affordable
Limited            North           Housing
Partnership        Carolina        Corporation    685,000      685,000         35           89%        1,572,000             931,000

                                   Thomas H.
                                   Cooksey and
                                   Apartment
Wilcam             Camden,         Developers,
Housing, Ltd       Alabama         Inc.           106,000      106,000         19           95%          299,000             611,000

                                   1600
Wills Point        Wills Point,    Capital
Manor,L.P.         Texas           Company        124,000      124,000         24          100%          277,000             619,000

Windmere
Associates                         The
Limited            Lexington,      Humphrey
Partnership        Virginia        Companies      291,000      291,000         38          100%          539,000           1,465,000

Woodlands          Mount           1600
Apartments,        Pleasant,       Capital
L.P.               Texas           Company        239,000      239,000         48           92%          537,000           1,234,000

                                        -------------------------------     -------------------------------------------------------
                                               As of March 31, 2005                        As of December 31, 2004
                                         -------------------------------     -------------------------------------------------------
                                                Partnership's                                         Original
                                                Total Original                                        Estimated             Mortgage
                                    General     Investment in   Amount of       Number               Aggregate Low       Balances of
Local Limited                       Partner     Local Limited   Investment       of                  Income Housing    Local Limited
Partnership Name     Location       Name        Partnerships    Paid to Date    Units   Occupancy     Credits (1)        Partnership
------------------------------------------------------------------------------------------------------------------------------------
                   Chillicothe,
                   Illinois
Woodview           and
Limited            Glassford,       Michael K.
Partnership        Illinois         Moore         269,000       269,000         36          100%          362,000          1,177,000
                                                ----------   ----------

                                             $ 10,862,000  $ 10,862,000      1,685           95%     $ 23,565,000       $ 47,870,000
                                             ============  ============    =======         =====     ============        ===========



(1) Represents aggregate expected to be received if Housing Complexes are retained and rented in compliance with credit rules for the 15-year compliance period. Sustainably all of the anticipated Low Income Housing Credits have been received from the Local Limited Partnerships and are no longer available to the Partnerships Limited Partners.

                                   --------------------------------------------------------------------------------
                                                        For the year ended December 31, 2004
                                   --------------------------------------------------------------------------------
                                                                                              Low Income
                                                                                              Housing Credits
                                                                                              Allocated to
Partnership Name                             Rental Income        Net Income/(loss)           Partnership
-------------------------------------------------------------------------------------------------------------------

Beaumont Elderly Housing, L.P.                $ 131,000           $ (25,000)                     99%

Brownfield Seniors Community, Ltd.              127,000              (8,000)                     99%

Buffalo Apartments, Ltd.                         93,000               2,000                      99%

Cambridge Court Associates
Limited Partnership                             149,000             (25,000)                     99%

Candleridge Apartments of
Bondurant L.P.                                  127,000              (8,000)                     99%

Candleridge Apartments of Waukee
L.P.                                            138,000               9,000                      99%

Carlinville Associates I, L.P.                   57,000             (15,000)                     99%

Cherokee Housing, Ltd.                           76,000             (19,000)                     99%

Chester Associates  I, a Limited
Partnership                                      86,000             (20,000)                     99%

Clinton Terrace Apartments, Ltd.                 87,000              (1,000)                     99%

Coffeeville Housing, Ltd.                        64,000             (16,000)                     99%

Coosa County Housing, Ltd.                       70,000              (3,000)                     99%

Crockett Manor, Ltd.                            167,000               8,000                      99%

Crockett Manor Senior Citizens
Complex, Ltd.                                   143,000             (12,000)                     99%

Delta Manor, L.P.                               163,000             (50,000)                     99%

Eupora Apartments, L.P.                         128,000             (26,000)                     99%

Fairview Village V, Limited
Partnership                                      67,000             (11,000)                     99%

Fox Lake Manor Limited Partnership               30,000             (16,000)                     99%

Ft. Deposit Housing, Ltd.                        91,000               1,000                      99%

Gulf Coast Apartments, L.P.                     252,000              (4,000)                     99%

                                   --------------------------------------------------------------------------------
                                                        For the year ended December 31, 2004
                                   --------------------------------------------------------------------------------
                                                                                              Low Income
                                                                                              Housing Credits
                                                                                              Allocated to
Partnership Name                             Rental Income        Net Income/(loss)           Partnership
-------------------------------------------------------------------------------------------------------------------
Gulf Coast Apartments of Long
Beach, L.P.                                     248,000             (10,000)                     99%

Heritage Colonial Homes, L.P.                    65,000             (40,000)                     99%

HOI Limited Partnership of Benson               221,000             (39,000)                     99%

HOI Limited Partnership of Dallas               257,000             (59,000)                     99%

HOI Limited Partnership of Dunn                 148,000             (18,000)                     99%

HOI Limited Partnership of Kings
Mt.                                             182,000             (18,000)                     99%

HOI Limited Partnership of Lee                  339,000             (55,000)                     99%

HOI Limited Partnership of Sanford              277,000             (16,000)                     99%

HOI Limited Partnership of Selma                262,000             (36,000)                     99%

Killbuck Limited Partnership                     90,000             (16,000)                     99%

Lake Ridge Apartments, L.P.                     161,000             (44,000)                     99%

Levelland Manor, L.P.                           130,000             (13,000)                     99%

Logan Park Associates Limited
Partnership                                     431,000             (23,000)                     99%

Meadow Run Associates Limited
Partnership                                     186,000             (34,000)                     99%

Oakdale Senior Housing Limited
Partnership                                     407,000            (155,000)                     99%

Orange Beach Housing, Ltd.                      122,000             (25,000)                     99%

Parks I Limited Partnership                     145,000             (17,000)                     99%

Post Manor, L.P.                                 75,000             (22,000)                     99%

Red Bud Associates I, a Limited
Partnership                                      76,000             (24,000)                     99%

                                   --------------------------------------------------------------------------------
                                                        For the year ended December 31, 2004
                                   --------------------------------------------------------------------------------
                                                                                              Low Income
                                                                                              Housing Credits
                                                                                              Allocated to
Partnership Name                             Rental Income        Net Income/(loss)           Partnership
-------------------------------------------------------------------------------------------------------------------
Steeleville Associates I, a
Limited Partnership                              59,000             (11,000)                     99%

Tanglewood Limited Partnership                  116,000             (30,000)                     99%

Village Lane Properties, a
Limited Partnership                             178,000             (33,000)                     99%

Whitted Forest Limited Partnership              188,000             (42,000)                     99%

Wilcam Housing, Ltd.                             80,000             (18,000)                     99%

Wills Point Manor, L.P.                          89,000             (18,000)                     99%

Windmere Associates Limited
Partnership                                     178,000             (39,000)                     99%

Woodlands Apartments, L.P.                      171,000             (11,000)                     99%

Woodview Limited Partnership                    187,000             (22,000)                     99%
                                             -----------        -------------

                                            $ 7,314,000        $ (1,127,000)                     99%
                                            ============       ==============

Item 3.  Legal Proceedings

NONE.

Item 4.  Submission of Matters to a Vote of Security Holders

NONE.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

(a) The Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit and none exists. Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

(b) At March 31, 2005, there were 966 Limited Partners and 16 assignees of Units who were not admitted as Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement.

(d) No securities are authorized for issuance by the Partnership under equity compensation plans.

(e) Except as may have otherwise been previously reported, no unregistered securities were sold by the Partnership during the three years ended March 31, 2005, 2004 and 2003.

Item 5b.  Use of Proceeds

NOT APPLICABLE

Item 5c.  Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:



                                                          March 31
                              -----------------------------------------------------------------

                                 2005         2004          2003         2002         2001
                              -----------   ----------   -----------  -----------  ------------
                              (unaudited)

ASSETS
Cash and cash equivalents   $    212,588  $   226,870   $   251,056   $  294,946   $   310,526
Investments in limited
  partnerships, net               57,307      514,148     1,358,412    1,816,995     2,387,646
                              -----------   ----------   -----------  -----------  ------------

                            $    269,895  $   741,018   $  1,609,468  $ 2,111,941  $ 2,698,172
                              ==========   ==========    ===========  ===========  ============

LIABILITIES
Payables to limited
  partnerships              $          -  $         -  $          -  $          -  $    50,818
Accrued fees and expenses
  due to General Partner
  and affiliates               2,948,938    2,660,187     2,392,085     2,122,532    1,850,328

PARTNERS' (DEFICIT) EQUITY    (2,679,043)  (1,919,169)     (782,617)      (10,591)     797,026
                              -----------   ----------   -----------  ------------  ------------

                            $    269,895  $   741,018  $  1,609,468  $  2,111,941  $  2,698,172
                              ===========   ==========   ===========  ===========   ============

Selected results of operations, cash flows, and other information for the Partnership are as follows:


                                            For the Years Ended March 31
                          -----------------------------------------------------------------

                             2005          2004         2003         2002          2001
                          ----------    ---------    ---------     --------     ---------
                          (unaudited)

Loss from operations
(Note 1)                $  (643,585)  $   (868,336)  $  (362,294)  $  (312,218)  $   (353,285)
Equity in losses of
   limited
  partnerships             (116,289)      (268,216)     (409,732)     (495,399)    (1,081,247)
                          ------------   -----------  -----------    ----------    -----------


Net loss                $  (759,874)  $ (1,136,552)  $  (772,026)  $  (807,617)  $ (1,434,532)
                          ============   ===========  ===========    ==========    ===========


Net loss allocated to:

   General partner      $    (7,599)  $    (11,366)  $    (7,720)  $    (8,076)  $   (14,345)
                          ==========   ============   ===========    ==========     ==========

   Limited partners     $  (752,275)  $ (1,125,186)  $  (764,306)  $  (799,541)  $ (1,420,187)
                          ==========   ============   ===========    ==========    ===========

Net loss per limited
  partner unit          $    (50.16)  $     (75.01)  $    (50.95)  $    (53.30)  $     (94.68)
                          ===========  ============   ===========    ==========     ==========

Outstanding weighted
  limited partner
  units                      15,000         15,000        15,000        15,000          15,000
                          ===========  ============   ===========    ==========     ==========

Note 1 - Loss from operations for the years ended March 31, 2005 and 2004 includes a charge for impairment losses on investments in limited partnerships of $330,705 and $549,216, respectively. (See Note 2 to the audited financial statements)


                                           For the Years Ended March 31
                          ---------------------------------------------------------------

                             2005         2004         2003         2002         2001
                          -----------  -----------  -----------   ----------   ----------
                          (unaudited)

Net cash provided by
  (used in):

  Operating activities  $   (16,573)  $  (25,711)  $  (63,801)   $ (14,092)    $ (37,009)
  Investing activities        2,291        1,525       19,911       (1,488)       17,149
                          ---------     ---------   ---------    ----------    ----------

Net change in cash and
  cash equivalents          (14,282)      (24,186)    (43,890)     (15,580)      (19,860)

Cash and cash
  equivalents,
  beginning of period       226,870       251,056     294,946      310,526       330,386
                          ---------     ---------   ---------    ----------    ----------


Cash and cash
  equivalents,
  end of period         $   212,588   $   226,870  $  251,056    $ 294,946     $ 310,526
                         ==========   ===========   =========    ==========    ==========

Low Income Housing Credits per Unit were as follows for the years ended December 31:

                              2004             2003                 2002              2001             2000
                          -------------   ---------------      ---------------    -------------    --------------


Federal                 $           34  $            125     $            136   $          157   $           157
State                                -                 -                    -                -                 -
                          -------------   ---------------      ---------------    -------------    -------------

Total                   $           34  $            125     $            136   $          157   $           157
                          =============   ===============      ===============    =============    =============

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

Critical Accounting Policies and Certain Risks and Uncertainties

The Partnership believes that the following discussion addresses the Partnership's most significant accounting policies, which are the most critical to aid in fully understanding and evaluating the Partnership's reported financial results, and certain of the Partnership's risks and uncertainties.

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

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and/or suspend services for this or any other reason.

Financial Condition

The Partnership's assets at March 31, 2005 consisted primarily of $213,000 in cash and aggregate investments in the forty-eight Local Limited Partnerships of $57,000. Liabilities at March 31, 2005 primarily consisted of $2,949,000 of accrued annual management fees and reimbursements for expenses paid by the General Partner and/or its affiliate.

Results of Operations

Year Ended March 31, 2005 Compared to Year Ended March 31, 2004. The PartnershiP's net loss for the year ended March 31, 2005 was $(760,000), reflecting a decrease of $377,000 from the net loss experienced for the year ended March 31, 2004 of $(1,137,000). The decrease in net loss is due to a decrease in the loss from operations of $225,000. The decrease was primarily caused by a $218,000 decrease in impairment loss. Along with a $3,000 decrease in other operating expenses, a $18,000 decrease in amortization offset by a decrease of $(14,000) in total income. In addition there was a decrease in the equity in losses of Local Limited Partnerships by $152,000. The decrease in equity in losses of Local Limited Partnerships is primarily due to the Partnership not recognizing certain losses of Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at March 31, 2005. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized.

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

Liquidity and Capital Resources

Year Ended March 31, 2005 Compared to Year Ended March 31, 2004. Net cash used during the year ended March 31, 2005 was $(14,000), compared to net cash used for the year ended March 31, 2004 of $(24,000). The change was due primarily to a decrease of $9,000 in net cash used by operating activities due to the fact that there was a decrease of $(14,000) in total income along with a $3,000 decrease in operating expense which was offset by a $20,000 increase in accrued fees and expenses due to General Partner and affiliates along with a $1,000 increase in distributions received from Local Limited Partnerships.

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

During the years ended March 31, 2005, 2004 and 2003, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $289,000, $268,000 and $270,000, respectively. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2005, to be sufficient to meet all currently foreseeable future cash requirements. This excludes amounts owed to Associates by the Partnership disclosed below.

Future Contractual Cash Obligations



The following table summarizes our future contractual cash obligations as of March 31, 2005:

                                   2006         2007       2008       2009        2010     Thereafter       Total

                                -----------   ---------  ---------  ---------   ---------  ------------  -------------


Asset Management Fees (1)     $  3,228,269  $  299,462 $  299,462 $  299,462  $ 299,462  $  11,978,480 $   16,404,597
Capital Contributions
   Payable to Lower Tier
   Partnerships                          -           -          -          -           -             -              -
                                -----------   ---------  ---------  ---------   ---------  ------------  -------------
Total contractual cash
   obligations                $  3,228,269  $  299,462 $  299,462 $  299,462  $  299,462 $  11,978,480 $   16,404,597
                                ===========   =========  =========  =========   =========  ============  =============

(1) Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2050. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2050. Amounts due to the General Partners as of March 31, 2005 have been included in the 2006 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

For additional information regarding asset management fees, see Note 3 to the audited financial statements included elsewhere herein.

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

Impact of New Accounting Pronouncements

As of March 31,  2004,  the  Partnership  adopted FASB  Interpretation  No. 46 -
Revised, Consolidation of Variable Interest Entities ("FIN46R"). FIN 46R provides guidance as to when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements, and when a company should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, and a VIE must be consolidated by a company if it is the primary beneficiary because a primary beneficiary absorbs the majority of the entity's expected losses, the majority of the expected residual returns, or both.

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

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), "Accounting Changes and Error Corrections" which provides guidance on the accounting for and reporting of accounting changes and correction of errors. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not anticipate a material effect upon the adoption of this statement.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.


                                                                                March 31
                                                                      ------------------------------

                                                                          2005            2004
                                                                      -------------   --------------

ASSETS

Cash and cash equivalents                                           $      212,588   $      226,870
Investments in limited partnerships, net (Notes 2 and 3)                    57,307          514,148
                                                                      -------------   --------------

                                                                    $      269,895   $      741,018
                                                                      =============   ==============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to General
     Partner and affiliates (Note 3)                                $    2,948,938   $    2,660,187

Commitments and contingencies

Partners' deficit:
   General partner                                                         (67,312)         (59,713)
   Limited partners (15,000 units authorized;
     15,000 units issued and outstanding)                               (2,611,731)      (1,859,456)
                                                                      -------------   --------------

     Total partners' deficit                                            (2,679,043)      (1,919,169)
                                                                      -------------   --------------

                                                                    $      269,895   $      741,018
                                                                      =============   ==============


See reports of independent registered public accounting firms and accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

                                                         For the Years Ended March 31
                                                  --------------------------------------------

                                                     2005            2004            2003
                                                  ------------    ------------   -------------


Interest income                                 $         724    $       2,155  $        4,018
Reporting fee income                                   17,274           32,386           1,883
Distribution income                                    10,186            8,167               -
                                                  ------------     ------------   -------------

     Total income                                      28,184           42,708           5,901
                                                  ------------     ------------   -------------

Operating expenses:
   Amortization (Notes 2 and 3)                         7,556           25,307          28,940
   Asset management fees (Note 3)                     299,462          299,462         299,028
    Impairment loss (Note 2)                          330,705          549,216               -
   Accounting fees                                     18,575           19,226          25,306
   Other expenses                                      15,471           17,833          14,921
                                                  ------------     ------------   -------------

     Total operating expenses                         671,769          911,044         368,195
                                                  ------------     ------------   -------------

Loss from operations                                 (643,585)        (868,336)       (362,294)

Equity in losses of limited
  partnerships (Note 2)                              (116,289)        (268,216)       (409,732)
                                                  ------------     ------------   -------------

Net loss                                        $    (759,874)   $  (1,136,552) $     (772,026)
                                                  ============     ============   =============

Net loss allocated to:
   General partner                              $      (7,599)   $     (11,366) $       (7,720)
                                                  ============     ============   =============

   Limited partners                             $    (752,275)   $  (1,125,186) $     (764,306)
                                                  ============     ============   =============

Net loss per limited partnership unit           $      (50.16)   $      (75.01) $       (50.95)
                                                  ============     ============   =============

Outstanding weighted limited partner
  units                                                15,000           15,000          15,000
                                                  ============     ============   =============


See reports of independent registered public accounting firms and accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                For The Years Ended March 31, 2005, 2004 and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.


                                                               General             Limited             Total
                                                               Partner             Partners
                                                            ---------------     ---------------    ---------------



Partners' equity (deficit) at March 31, 2002              $        (40,627)    $       30,036   $      (10,591)

Net loss                                                            (7,720)          (764,306)        (772,026)
                                                            ---------------     ---------------   -------------

Partners' deficit at March 31, 2003                       $        (48,347)    $     (734,270)  $     (782,617)

Net loss                                                           (11,366)        (1,125,186)      (1,136,552)
                                                            ---------------     ---------------    ------------


Partners' deficit at March 31, 2004                       $        (59,713)    $   (1,859,456)  $   (1,919,169)

Net loss                                                            (7,599)          (752,275)        (759,874)
                                                            ---------------     ---------------   -------------

Partners' deficit at March 31, 2005                       $        (67,312)    $   (2,611,731)  $   (2,679,043)
                                                            ===============     ===============    ============



See reports of independent registered public accounting firms and accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

                                                              For the Years Ended
                                                                   March 31
                                                ------------------------------------------------

                                                    2005             2004             2003
                                                -------------    -------------    --------------

Cash flows from operating activities:
   Net loss                                   $    (759,874)   $   (1,136,552)  $     (772,026)
   Adjustments to reconcile net loss to
     net    cash    used   in    operating
     activities:
     Amortization                                     7,556            25,307           28,940
     Equity in losses of limited
     partnerships                                   116,289           268,216          409,732
     Impairment loss                                330,705           549,216                -
     Increase in accrued fees and
       expenses due to General Partner
       and affiliates                               288,751           268,102          269,553
                                                -------------    -------------    -------------

Net cash used in operating activities               (16,573)          (25,711)         (63,801)
                                                -------------    -------------    -------------

Cash flows from investing activities:
   Distributions from limited
     partnerships                                     2,291             1,525           19,911
                                                -------------    -------------    -------------

Net decrease in cash and
  cash equivalents                                  (14,282)          (24,186)         (43,890)

Cash and cash equivalents, beginning
  of period                                         226,870           251,056          294,946
                                                -------------    -------------    -------------

Cash and cash equivalents, end of
  period                                      $     212,588   $       226,870   $      251,056
                                                =============    =============    =============

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
     Taxes paid                               $         800   $           800   $          800
                                                =============    =============    =============




See reports of independent registered public accounting firms and accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2005, 2004 and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

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

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and/or suspend services for this or any other reason.

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

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

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2005 and 2004, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At March 31, 2005, the Partnership has maintained cash balances at a certain financial institution in excess of the maximum federally insured amounts.

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

Reporting Comprehensive Income
-------------------------------

The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income during the years presented, as defined by SFAS No. 130.

Reclassifications
-----------------

Certain reclassifications have been made to the 2004 and 2003 financial statements to be consistent with the 2005 presentation.

Income Taxes
------------

No provision for income taxes has been recorded in the accompanying financial statements as any liability and/or benefits for income taxes as income taxes flows to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.

New Accounting Pronouncements
-----------------------------

As of March 31,  2004,  the  Partnership  adopted FASB  Interpretation  No. 46 -
Revised, Consolidation of Variable Interest Entities ("FIN46R"). FIN 46R provides guidance as to when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements, and when a company should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, and a VIE must be consolidated by a company if it is the primary beneficiary because a primary beneficiary absorbs the majority of the entity's expected losses, the majority of the expected residual returns, or both.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), "Accounting Changes and Error Corrections" which provides guidance on the accounting for and reporting of accounting changes and correction of errors. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not anticipate a material effect upon the adoption of this statement.

Revenue Recognition
-------------------

The Partnership is entitled to receive reporting fees from the Local Limited Partnerships. The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited Partnerships. Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

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

The Partnership's investments in Local Limited Partnerships as reflected in the balance sheets at March 31, 2005 and 2004, are approximately $5,016,000, and $4,356,000, respectively, greater than the Partnership's combined equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses, acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and impairment losses recorded in the Partnership's investment account. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the losses recorded by the Partnership for the three month period ended March 31.

A loss in value from a Local Limited Partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits allocated to the fund and the estimated residual value of the investment. Accordingly, the Partnership recorded an impairment loss of $330,705 and $549,216 during the years ended March 31, 2005 and 2004, respectively.

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

At March 31, 2005 and 2004, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the years ended March 31, 2005, 2004 and 2003 amounting to approximately $988,000, $957,000 and $928,000, respectively; have not been recognized. As of March 31, 2005, the aggregate share of net losses not recognized by the Partnership amounted to $5,907,000.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                                   For the Years Ended
                                                                                        March 31
                                                                     ------------------------------------------------


                                                                         2005             2004             2003
                                                                     -------------    --------------   --------------

Investments per balance sheet, beginning of period                 $      514,148   $     1,358,412  $     1,816,995
Impairment loss                                                          (330,705)         (549,216)               -
Equity in losses of limited partnerships                                 (116,289)         (268,216)        (409,732)
Distributions received from limited partnerships                           (2,291)           (1,525)         (19,911)
Amortization of paid acquisition fees and costs                            (7,556)          (25,307)         (28,940)
                                                                     -------------    --------------   --------------

Investments per balance sheet, end of period                       $       57,307   $       514,148  $     1,358,412
                                                                     =============    ==============   ==============

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

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


                                                   COMBINED CONDENSED BALANCE SHEETS

                                                                                     2004               2003
                                                                                ---------------    ---------------

ASSETS

Buildings and improvements, net of accumulated
  depreciation for 2004 and 2003 of $22,263,000 and
  $20,391,000, respectively                                                   $     39,308,000   $     40,940,000
Land                                                                                 4,190,000          4,181,000
Other assets                                                                         5,693,000          5,412,000
                                                                                ---------------    ---------------

                                                                              $     49,191,000   $     50,533,000
                                                                                ===============    ===============

LIABILITIES

Mortgage loans payable                                                        $     47,870,000   $     48,283,000
Due to related parties                                                               2,702,000          2,999,000
Other liabilities                                                                      956,000            916,000
                                                                                ---------------    ---------------

                                                                                    51,528,000         52,198,000
                                                                                ---------------    ---------------

PARTNERS' CAPITAL (DEFICIT)

WNC Housing Tax Credit Fund III, L.P.                                               (4,959,000)        (3,842,000)
Other partners                                                                       2,622,000          2,177,000
                                                                                ---------------    ---------------

                                                                                    (2,337,000)        (1,665,000)
                                                                                ---------------    ---------------

                                                                              $     49,191,000   $     50,533,000
                                                                                ===============    ===============

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                                              COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 2004               2003                2002
                                                            ---------------    ---------------     ---------------

Revenues                                                  $      7,457,000   $      7,350,000    $      7,088,000
                                                            ---------------    ---------------     ---------------

Expenses:
   Operating expenses                                            5,101,000          4,967,000           4,811,000
   Interest expense                                              1,596,000          1,733,000           1,760,000
   Depreciation and amortization                                 1,887,000          1,889,000           1,868,000
                                                            ---------------    ---------------     ---------------

     Total expenses                                              8,584,000          8,589,000           8,439,000
                                                            ---------------    ---------------     ---------------

Net loss                                                  $     (1,127,000)  $     (1,239,000)   $     (1,351,000)
                                                            ===============    ===============     ===============

Net loss allocable to the Partnership                     $     (1,114,000)  $     (1,225,000)   $     (1,338,000)
                                                            ===============    ===============     ===============

Net loss recorded by the Partnership                      $       (116,000)  $       (268,000)   $       (410,000)
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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or their affiliates for the following items:

     Acquisition fees not to exceed 9% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,350,000. Accumulated amortization of these capitalized costs was $1,195,895 and $1,138,000 as of March 31, 2005 and 2004, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2005, $62,586, $74,694 and $134,019 of the related expense was reflected as equity in losses of limited partnerships during the years ended March 31, 2005, 2004 and 2003, respectively, to reduce the respective net acquisition fee component of investments in local limited partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

     Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.6% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $67,423, which have been included in investments in limited partnerships. Accumulated amortization was $67,423, as of March 31, 2005 and 2004.

     The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were approximately $14,757 and $38,400 during the years ended March 31, 2005 and 2004, respectively.

     An annual asset management fee equal to 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Management fees of $299,462, $299,462 and $299,028 were incurred during the years ended March 31, 2005, 2004 and 2003, respectively of which $30,000 was paid during each of the years ended March 31, 2005, 2004 and 2003.

     A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2002 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred in the three year period ended March 31, 2005.

     The accrued fees and expenses due to General Partner and affiliates consist of the following at:

                                                                           March 31
                                                                 -----------------------------
                                                                    2005             2004
                                                                 ------------     ------------

Reimbursement for expenses paid by the General Partners
or an affiliate                                                $      20,131    $         842
Asset management fee payable                                       2,928,807        2,659,345
                                                                 ------------     ------------

                                                               $   2,948,938    $   2,660,187
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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31:

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2005
               ----

Income                                $          7,000    $          7,000      $       1,000    $        13,000

Operating expenses                             (86,000)            (87,000)           (86,000)          (413,000)

Equity in losses of limited
     partnerships                              (40,000)            (31,000)            (8,000)           (37,000)

Net loss                                      (119,000)           (111,000)           (93,000)          (437,000)

Net Loss available to limited
     partners                                 (118,000)           (110,000)           (92,000)          (432,000)

Net Loss per limited partner unit                   (8)                 (7)                (6)               (29)

               2004
               ----
Income                                $          7,000    $         14,000      $       4,000    $        18,000

Operating expenses                             (93,000)            (99,000)           (89,000)          (630,000)

Equity in losses of limited
     partnerships                              (46,000)           (108,000)           (58,000)           (56,000)

Net loss                                      (132,000)           (193,000)          (143,000)          (668,000)

Net Loss available to limited
     partners                                 (131,000)           (191,000)          (142,000)          (661,000)

Net Loss per limited partner unit                   (9)                (13)               (9)                (44)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

NOT APPLICABLE

Item 9a  Controls and Procedures

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

Associates is a California corporation which was organized in 1971. Its officers and significant employees are:

Wilfred N. Cooper, Sr.         Chairman of the Board
Wilfred N. Cooper, Jr.         President and Chief Executive Officer
David N. Shafer, Esq.          Executive Vice President
Sylvester P. Garban            Senior Vice President - Institutional Investments
Thomas J. Riha, CPA            Senior Vice President - Chief Financial Officer
Michael J. Gaber               Senior Vice President - Acquisitions
Edward W. Peters               President WNC Management, Inc.

In addition to Wilfred N. Cooper,  Sr., the directors of Associates  are Wilfred
N. Cooper, Jr., David N. Shafer, and Kay L. Cooper. The principal shareholder of Associates is a trust established by Wilfred N. Cooper, Sr. and Kay L. Cooper.

Wilfred N. Cooper, Sr., age 73, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives. Mr. Cooper is a Life Director of the National Association of Home Builders, a National Trustee for NAHB's Political Action Committee, and a past Chairman of NAHB's Multifamily Council. He is a Director of the National Housing Conference and a member of NHC's Board of Governors, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 41, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of Associates. He is President and a Director of, and a registered principal with, WNC Capital Corporation, and is a Director and Vice President of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable Housing Finance and LIHC Monthly
                                   ----------------------------     ------------
Report,  a  Steering  Member  of  the  Housing  Credit  Group  of  the  National
------
Association of Home Builders, a member of the Tax Policy Council for the National Trust for Historic Preservation, a member of the Advisory Board of the New York State Association for Affordable Housing, a member of the Urban Land Institute and a member of TEC International. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 52, is Executive Vice President, a Director and a member of the Acquisition Committee of Associates, and a Director, Vice President and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Sylvester  P.  Garban,   age  58,  is  Senior  Vice  President  -  Institutional
Investments of Associates and a registered principal with WNC Capital Corporation. Mr. Garban has been involved in real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice
President with MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Thomas J. Riha, age 49, is Senior Vice President - Chief Financial Officer and a member of the Acquisition Committee and the Commercial Real Estate Group of Associates and Vice President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Michael J. Gaber, age 38, is Senior Vice President - Acquisitions and a member of the Acquisition Committee and the Commercial Real Estate Group of Associates and a Vice President of WNC Management, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Edward W. Peters, age 52, is President of WNC Management, Inc. He has more than 12 years of experience in all facets of property management. Prior to joining WNC in 2003, Mr. Peters served as Vice President and Director of Property Management at Design Center Housing Services, Inc. and as Director at John Stewart Company. He is a licensed real estate broker in the State of California, a certified occupancy specialist (COS), and holds two national housing compliance certificates: the housing credit compliance professional (HCCP) and the national credit compliance professional-executive (NCP-e). Mr. Peters is a Director of the Affordable Housing Management Association and graduated from Rutgers University in 1990 with a Master of Science degree in social work and in 1983 from Antioch University with a Master of Science degree in education.

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

      Inapplicable.

(g)   Promoters and Control Persons
      -----------------------------

      Inapplicable

(h)   Audit  Committee  Financial  Expert,  and (i) Identification  of the Audit
      --------------------------------------------------------------------------
      Committee
      ---------

      Neither the Partnership nor Associates has an audit committee.

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

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" is defined as the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $299,462, $299,462 and $299,028 were incurred during the years ended March 31, 2005, 2004 and 2003, respectively. The Partnership paid the General Partner or its affiliates, $30,000 of those fees during each of the years ended March 31, 2005, 2004 and 2003.

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

(c) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $15,000, $38,000 and $30,000 during the years ended March 31, 2005, 2004 and 2003, respectively.

(d) Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Credits, which approximated $5,000. $24,000 and $24,000 for the General Partner for the tax years ended December 31, 2004, 2003 and 2002, respectively. The General Partner is also entitled to receive a percentage of cash distributions. There were no distributions of cash to the General Partner during the years ended March 31, 2005, 2004 and 2003.

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

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership's independent registered public accounting firm for the years ended March 31:


                                             2005                2004
                                        ---------------     ---------------

Audit Fees                            $         16,375    $         17,601
Audit-related Fees                                   -                   -
Tax Fees                                         3,000               1,625
All Other Fees                                       -                   -
                                        ---------------     ---------------
TOTAL                                 $         19,375    $         19,226
                                        ===============     ===============


The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership's independent registered public accounting firm are preapproved by the General Partner.

PART IV.

Item 14.  Exhibits and Financial Statement Schedules

Financial Statements
--------------------

(a)(1)   List of financial statements included in Part II hereof:
         --------------------------------------------------------
         Unaudited Balance Sheets, March 31, 2005 and 2004
         Unaudited Statements of Operations for the years ended March 31, 2005, 2004 and 2003
         Unaudited Statements of Partner' Equity (Deficit) for the years ended March 31, 2005, 2004 and 2003
         Unaudited Statements of Cash Flows for the years ended March 31, 2005, 2004 and 2003
         Unaduited Notes to Financial Statements

(a)(2)   List of financial statement schedules included in Part IV hereof:
         -----------------------------------------------------------------
         Unaudited Schedule III - Real Estate Owned by Local Limited
         Partnerships

(a)(3)   Exhibits
         --------

3.1 Articles of incorporation and by-laws: The registrant is not incorporated. The Partnership Agreement dated May 10, 1991 filed as
         Exhibit 28.1 to Form 10 K for the year ended December 31, 1996 is hereby incorporated by reference as Exhibit 3.1.

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

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

99.22 Amended and Restated Agreement of Limited Partnership of HOI Limited Partnership of Lee filed as exhibit 10.7 to Form 8-K/A Current Report Amendment No. 1 dated June 23, 1993 is hereby incorporated herein by reference as exhibit 99.22.

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

99.42 Financial Statements of Whitted Forest Limited Partnership, as of and for the years ended December 31, 2004 and 2003 together with Independent Auditors Report thereon; a significant subsidiary of the Partnership. (filed herewith)

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005


                                -----------------------------------     ------------------------------------------------------------
                                          As of March 31, 2005                   As of December 31, 2004
-------------------------------------------------------------------     ------------------------------------------------------------
                                        Partnership's
                                        Total Original                   Mortgage
                                        Investment in   Amount of        Balances of      Property                          Net
                                        Local Limited   Investment       Local Limited      and          Accumulated        Book
Partnership Name         Location       Partnerships    Paid to Date     Partnerships     Equipment      Depreciation       Value
--------------------------------------------------------------------    ------------------------------------------------------------

Beaumont Elderly         Beaumont,
Housing, L.P.            Mississippi    $   229,000     $  229,000       $  916,000      $ 1,310,000      $ 320,000       $ 990,000

Brownfield Seniors       Brownfield,
Community, Ltd           Texas              147,000        147,000          678,000          845,000        218,000         627,000

Buffalo                  Buffalo,
Apartments, Ltd.         Texas               91,000         91,000          398,000          611,000        179,000         432,000

Cambridge Court
Associates Limited       Grottoes,
Partnership              Virginia           254,000        254,000        1,295,000        1,652,000        520,000       1,132,000

Candleridge Apartments   Bondurant,
of Bondurant L.P.        Iowa                99,000         99,000          581,000          832,000        350,000         482,000

Candleridge Apartments   Waukee,
of Waukee L.P.           Iowa               101,000        101,000          635,000          873,000        331,000         542,000

Carlinville              Carlinville,
Associates I, L.P.       Illinois           105,000        105,000          492,000          561,000        218,000         343,000

Cherokee                 Cedar Bluff,
Housing, Ltd             Alabama            110,000        110,000          610,000          756,000        251,000         505,000

Chester Associates  I,   Chester,
a Limited Partnership    Illinois           159,000        159,000          681,000        1,022,000        432,000         590,000

Clinton Terrace          Albany,
Apartments, Ltd.         Kentucky           138,000        138,000          752,000          930,000        317,000         613,000

Coffeeville              Coffeeville,
Housing, Ltd.            Alabama            103,000        103,000          532,000          663,000        234,000         429,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005



                                -----------------------------------     ------------------------------------------------------------
                                          As of March 31, 2005                   As of December 31, 2004
-------------------------------------------------------------------     ------------------------------------------------------------
                                        Partnership's
                                        Total Original                   Mortgage
                                        Investment in   Amount of        Balances of      Property                          Net
                                        Local Limited   Investment       Local Limited      and          Accumulated        Book
Partnership Name         Location       Partnerships    Paid to Date     Partnerships     Equipment      Depreciation       Value
--------------------------------------------------------------------    ------------------------------------------------------------

Coosa County            Rockford,
Housing, Ltd.           Alabama            103,000         103,000           546,000         693,000        239,000         454,000

                        Crockett,
Crockett Manor, Ltd.    Texas              184,000         184,000           864,000       1,194,000        336,000         858,000

Crockett Manor
Senior Citizens         Crockett,
Complex, Ltd.           Texas              203,000         203,000         1,004,000       1,354,000        325,000       1,029,000

                        Techula,
Delta Manor, L.P.       Mississippi        227,000         227,000         1,217,000       1,564,000        700,000         864,000

                        Eupora,
Eupora Apartments, L.P. Mississippi        138,000         138,000         1,186,000       1,422,000        439,000         983,000

Fairview Village V,     Carroll,
Limited Partnership     Iowa               119,000         119,000           576,000         807,000        274,000         533,000

Fox Lake Manor          Fox Lake,
Limited Partnership     Wisconsin           84,000          84,000           365,000         395,000        169,000         226,000

Ft. Deposit             Fort Deposit,
Housing, Ltd.           Alabama            127,000         127,000           692,000         867,000        302,000         565,000

Gulf Coast              Gulfport,
Apartments, L.P.        Mississippi        320,000         320,000         1,384,000       1,923,000        778,000       1,145,000

Gulf Coast Apartments   Long Beach,
of Long Beach, L.P.     Mississippi        315,000         315,000         1,401,000       1,938,000        770,000       1,168,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005


                                -----------------------------------     ------------------------------------------------------------
                                          As of March 31, 2005                   As of December 31, 2004
-------------------------------------------------------------------     ------------------------------------------------------------
                                        Partnership's
                                        Total Original                   Mortgage
                                        Investment in   Amount of        Balances of      Property                          Net
                                        Local Limited   Investment       Local Limited      and          Accumulated        Book
Partnership Name         Location       Partnerships    Paid to Date     Partnerships     Equipment      Depreciation       Value
--------------------------------------------------------------------    ------------------------------------------------------------

Heritage Colonial       Blackshear,
Homes, L.P.             Georgia           115,000         115,000           514,000          752,000        222,000         530,000

HOI Limited             Benson,
Partnership of Benson   North Carolina    269,000         269,000         1,117,000        1,705,000        559,000       1,146,000

HOI Limited             Dallas,
Partnership of Dallas   North Carolina    366,000          366,000         1,657,000       2,292,000        802,000       1,490,000

HOI Limited             Dunn,
Partnership of Dunn     North Carolina    170,000          170,000           795,000       1,106,000        399,000         707,000

HOI Limited
Partnership             Kings Mountain,
of Kings Mt.            North Carolina    262,000          262,000         1,193,000       1,644,000        568,000       1,076,000

HOI Limited             Sanford,
Partnership of Lee      North Carolina    419,000          419,000         1,917,000       2,653,000        855,000       1,798,000

HOI Limited             Sanford,
Partnership of Sanford  North Carolina    277,000          277,000         1,167,000       1,754,000        572,000       1,182,000

HOI Limited             Selma,
Partnership of Selma    North Carolina    271,000          271,000         1,117,000       1,772,000        622,000       1,150,000

Killbuck Limited        Killbuck,
Partnership             Ohio              151,000          151,000           737,000         937,000        413,000         524,000

Lake Ridge              Tiptonville,
Apartments, L.P.        Tennessee         317,000          317,000         1,438,000       1,882,000        720,000       1,162,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005


                                -----------------------------------     ------------------------------------------------------------
                                          As of March 31, 2005                   As of December 31, 2004
-------------------------------------------------------------------     ------------------------------------------------------------
                                        Partnership's
                                        Total Original                   Mortgage
                                        Investment in   Amount of        Balances of      Property                          Net
                                        Local Limited   Investment       Local Limited      and          Accumulated        Book
Partnership Name         Location       Partnerships    Paid to Date     Partnerships     Equipment      Depreciation       Value
--------------------------------------------------------------------    ------------------------------------------------------------

Levelland               Levelland,
Manor, L.P.             Texas             175,000          175,000           891,000       1,127,000         326,000         801,000

Logan Park Associates   Caldwell,
Limited Partnership     Idaho             571,000          571,000         2,241,000       3,049,000       1,061,000       1,988,000

Meadow Run Associates   Gordonsville,
Limited Partnership     Virginia          302,000          302,000         1,472,000       1,856,000         527,000       1,329,000

Oakdale Senior Housing  Oakdale,
Limited Partnership     California        919,000          919,000         2,821,000       4,673,000       1,633,000       3,040,000

Orange Beach            Orange Beach,
Housing, Ltd.           Alabama           208,000          208,000         1,070,000       1,386,000         397,000         989,000

Parks I Limited         Chatham,
Partnership             Virginia          253,000          253,000         1,220,000       1,600,000         517,000       1,083,000

Post Manor, L.P.        Post, Texas       122,000          122,000           622,000         738,000         209,000         529,000

Red Bud Associates I,   Red Bud,
a Limited Partnership   Illinois          135,000          135,000           589,000         952,000         382,000         570,000

Steeleville
Associates I, a         Steeleville,
Limited Partnership     Illinois          110,000          110,000           530,000         738,000         304,000         434,000

Tanglewood Limited      Frankfurt,
Partnership             Ohio              212,000          212,000         1,049,000       1,327,000         590,000         737,000

Village Lane
Properties, a           Farmington,
Limited Partnership     Arkansas          168,000          168,000           871,000         984,000         420,000         564,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                               -----------------------------------     ------------------------------------------------------------
                                          As of March 31, 2005                   As of December 31, 2004
-------------------------------------------------------------------     ------------------------------------------------------------
                                        Partnership's
                                        Total Original                   Mortgage
                                        Investment in   Amount of        Balances of      Property                          Net
                                        Local Limited   Investment       Local Limited      and          Accumulated        Book
Partnership Name         Location       Partnerships    Paid to Date     Partnerships     Equipment      Depreciation       Value
--------------------------------------------------------------------    ------------------------------------------------------------

Whitted Forest          Hillsborough
Limited Partnership     North Carolina    685,000          685,000           931,000       2,033,000         485,000       1,548,000

Wilcam                  Camden,
Housing, Ltd.           Alabama           106,000          106,000           611,000         765,000         247,000         518,000

Wills Point             Wills Point,
Manor, L.P.             Texas             124,000          124,000           619,000         767,000         222,000         545,000

Windmere Associates     Lexington,
Limited Partnership     Virginia          291,000          291,000         1,465,000       1,865,000         500,000       1,365,000

Woodlands               Mount Pleasant,
Apartments, L.P         Texas             239,000          239,000         1,234,000       1,541,000         442,000       1,099,000

                        Chillicothe,
                        Illinois and
Woodview                Glassford,
Limited Partnership     Illinois          269,000          269,000         1,177,000       1,651,000         567,000       1,084,000
                                       ----------      -----------       -----------     -----------    -------------    -----------
                                    $  10,862,000    $  10,862,000     $  47,870,000   $  65,761,000   $  22,263,000   $  43,498,000
                                    =============    =============     =============   =============    ============   =============

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                      ---------------------------------------------------------------------------------
                                                          For the year ended December 31, 2004
                                      ---------------------------------------------------------------------------------
                                                           Net            Year Investment             Estimated Useful
Partnership Name                         Rental Income     Income/(loss)    Acquired       Status       Life (Years)
-----------------------------------------------------------------------------------------------------------------------

Beaumont Elderly Housing, L.P.          $ 131,000         $(25,000)           1995       Completed          45

Brownfield Seniors Community, Ltd.        127,000           (8,000)           1994       Completed          40

Buffalo Apartments, Ltd.                   93,000            2,000            1995       Completed          35

Cambridge Court
Associates Limited
Partnership                               149,000          (25,000)           1992       Completed          35

Candleridge Apartments of
Bondurant L.P.                            127,000           (8,000)           1992       Completed        27.5

Candleridge Apartments
of Waukee L.P.                            138,000            9,000            1992       Completed        27.5

Carlinville Associates I, L.P.             57,000          (15,000)           1994       Completed          30

Cherokee Housing, Ltd.                     76,000          (19,000)           1993       Completed          40

Chester Associates  I,
a Limited Partnership                      86,000          (20,000)           1992       Completed        27.5

Clinton Terrace Apartments, Ltd.           87,000           (1,000)           1993       Completed          40

Coffeeville Housing, Ltd.                  64,000          (16,000)           1993       Completed          40

Coosa County Housing, Ltd.                 70,000           (3,000)           1992       Completed          40

Crockett Manor, Ltd.                      167,000            8,000            1994       Completed          40

Crockett Manor Senior Citizens
Complex, Ltd.                             143,000          (12,000)           1993       Completed          50

Delta Manor, L.P.                         163,000          (50,000)           1993       Completed        27.5

Eupora Apartments, L.P.                   128,000          (26,000)           1992       Completed          40

Fairview Village V,
Limited Partnership                        67,000          (11,000)           1992       Completed          40

Fox Lake Manor
Limited Partnership                        30,000          (16,000)           1994       Completed        27.5

Ft. Deposit Housing, Ltd.                  91,000            1,000            1992       Completed          40

Gulf Coast Apartments, L.P.               252,000           (4,000)           1993       Completed          30

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                      ---------------------------------------------------------------------------------
                                                          For the year ended December 31, 2004
                                      ---------------------------------------------------------------------------------
                                                           Net           Year Investment             Estimated Useful
Partnership Name                         Rental Income     Income/(loss)    Acquired      Status       Life (Years)
-----------------------------------------------------------------------------------------------------------------------

Gulf Coast Apartments of
Long Beach, L.P.                        248,000           (10,000)            1993       Completed          30

Heritage Colonial Homes, L.P.            65,000           (40,000)            1994       Completed          40

HOI Limited Partnership of Benson       221,000           (39,000)            1993       Completed          40

HOI Limited Partnership of Dallas       257,000           (59,000)            1993       Completed          40


HOI Limited Partnership of Dunn         148,000           (18,000)            1993       Completed          40

HOI Limited Partnership of Kings Mt.    182,000           (18,000)            1993       Completed          40

HOI Limited Partnership of Lee          339,000           (55,000)            1993       Completed          40

HOI Limited Partnership of Sanford      277,000           (16,000)            1993       Completed          40

HOI Limited Partnership of Selma        262,000           (36,000)            1993       Completed          40

Killbuck Limited Partnership             90,000           (16,000)            1992       Completed        27.5

Lake Ridge Apartments, L.P.             161,000           (44,000)            1994       Completed          50

Levelland Manor, L.P.                   130,000           (13,000)            1993       Completed          40

Logan Park Associates
Limited Partnership                     431,000           (23,000)            1993       Completed        27.5

Meadow Run Associates
Limited Partnership                     186,000           (34,000)            1992       Completed          35

Oakdale Senior Housing
Limited Partnership                     407,000          (155,000)            1993       Completed          30

Orange Beach Housing, Ltd.              122,000           (25,000)            1994       Completed          40

Parks I Limited Partnership             145,000           (17,000)            1993       Completed          40

Post Manor, L.P.                         75,000           (22,000)            1992       Completed          40

Red Bud Associates I,
a Limited Partnership                    76,000           (24,000)            1992       Completed        27.5

Steeleville Associates I,
a Limited Partnership                    59,000           (11,000)            1992       Completed        27.5

Tanglewood Limited Partnership          116,000           (30,000)            1992       Completed        27.5

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                     ---------------------------------------------------------------------------------
                                                          For the year ended December 31, 2004
                                      ---------------------------------------------------------------------------------
                                                          Net             Year Investment             Estimated Useful
Partnership Name                       Rental Income      Income/(loss)      Acquired      Status       Life (Years)
-----------------------------------------------------------------------------------------------------------------------

Village Lane Properties,
a Limited Partnership                   178,000           (33,000)            1993       Completed          25

Whitted Forest
Limited Partnership                     188,000           (42,000)            1993       Completed          40

Wilcam Housing, Ltd.                     80,000           (18,000)            1993       Completed          40

Wills Point Manor, L.P.                  89,000           (18,000)            1992       Completed          40

Windmere Associates
Limited Partnership                     178,000           (39,000)            1992       Completed          35

Woodlands Apartments, L.P.              171,000           (11,000)            1992       Completed          40

Woodview Limited Partnership            187,000           (22,000)            1992       Completed          40
                                     -----------      ------------
                                    $ 7,314,000      $ (1,127,000)
                                    ===========      =============

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                -----------------------------------     ------------------------------------------------------------
                                          As of March 31, 2004                  As of December 31, 2003
-------------------------------------------------------------------     ------------------------------------------------------------
                                        Partnership's
                                        Total Original                   Mortgage
                                        Investment in   Amount of        Balances of      Property                           Net
                                        Local Limited   Investment       Local Limited      and          Accumulated         Book
Partnership Name         Location       Partnerships    Paid to Date     Partnerships     Equipment      Depreciation        Value
--------------------------------------------------------------------    ------------------------------------------------------------

Beaumont Elderly         Beaumont,
Housing, L.P.            Mississippi    $    229,000     $  229,000       $  919,000      $ 1,310,000      $ 286,000     $ 1,024,000

Brownfield Seniors       Brownfield,
Community, Ltd           Texas               147,000        147,000          705,000          845,000        205,000         640,000

Buffalo                  Buffalo,
Apartments, Ltd.         Texas                91,000         91,000          402,000          606,000        158,000         448,000

Cambridge Court
Associates Limited       Grottoes,
Partnership              Virginia            254,000        254,000        1,302,000        1,652,000        482,000       1,170,000

Candleridge Apartments   Bondurant,
of Bondurant L.P.        Iowa                 99,000         99,000          586,000          821,000        317,000         504,000

Candleridge Apartments   Waukee,
of Waukee L.P.           Iowa                101,000        101,000          640,000          866,000        296,000         570,000

Carlinville              Carlinville,
Associates I, L.P.       Illinois            105,000        105,000          494,000          561,000        200,000         361,000

Cherokee                 Cedar Bluff,
Housing, Ltd             Alabama             110,000        110,000          613,000          754,000        229,000         525,000

Chester Associates  I,   Chester,
a Limited Partnership    Illinois            159,000        159,000          683,000        1,015,000        395,000         620,000

Clinton Terrace          Albany,
Apartments, Ltd.         Kentucky            138,000        138,000          756,000          930,000        296,000         634,000

Coffeeville              Coffeeville,
Housing, Ltd.            Alabama             103,000        103,000          535,000          663,000        217,000         446,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                -----------------------------------     ------------------------------------------------------------
                                          As of March 31, 2004                  As of December 31, 2003
-------------------------------------------------------------------     ------------------------------------------------------------
                                        Partnership's
                                        Total Original                   Mortgage
                                        Investment in   Amount of        Balances of      Property                          Net
                                        Local Limited   Investment       Local Limited      and          Accumulated        Book
Partnership Name         Location       Partnerships    Paid to Date     Partnerships     Equipment      Depreciation       Value
--------------------------------------------------------------------    ------------------------------------------------------------

Coosa County            Rockford,
Housing, Ltd.           Alabama            103,000         103,000           550,000         692,000        220,000         472,000

                        Crockett,
Crockett Manor, Ltd.    Texas              184,000         184,000           872,000       1,191,000        304,000         887,000

Crockett Manor
Senior Citizens         Crockett,
Complex, Ltd.           Texas              203,000         203,000         1,008,000       1,354,000        293,000       1,061,000

                        Techula,
Delta Manor, L.P.       Mississippi        227,000         227,000         1,221,000       1,555,000        640,000         915,000

                        Eupora,
Eupora Apartments, L.P. Mississippi        138,000         138,000         1,190,000       1,422,000        405,000       1,017,000

Fairview Village V,     Carroll,
Limited Partnership     Iowa               119,000         119,000           581,000         800,000        253,000         547,000

Fox Lake Manor          Fox Lake,
Limited Partnership     Wisconsin           84,000          84,000           367,000         395,000        155,000         240,000

Ft. Deposit             Fort Deposit,
Housing, Ltd.           Alabama            127,000         127,000           695,000         867,000        279,000         588,000

Gulf Coast              Gulfport,
Apartments, L.P.        Mississippi        320,000         320,000         1,398,000       1,911,000        719,000       1,192,000

Gulf Coast Apartments   Long Beach,
of Long Beach, L.P.     Mississippi        315,000         315,000         1,413,000       1,921,000        718,000       1,203,000

Heritage Colonial       Blackshear,
Homes, L.P.             Georgia            115,000         115,000           519,000         752,000        204,000         548,000

HOI Limited             Benson,
Partnership of Benson   North Carolina     269,000         269,000         1,140,000       1,700,000        511,000       1,189,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                -----------------------------------     ------------------------------------------------------------
                                          As of March 31, 2004                  As of December 31, 2003
-------------------------------------------------------------------     ------------------------------------------------------------
                                        Partnership's
                                        Total Original                   Mortgage
                                        Investment in   Amount of        Balances of      Property                          Net
                                        Local Limited   Investment       Local Limited      and          Accumulated        Book
Partnership Name         Location       Partnerships    Paid to Date     Partnerships     Equipment      Depreciation       Value
--------------------------------------------------------------------    ------------------------------------------------------------

HOI Limited             Dallas,
Partnership of Dallas   North Carolina    366,000          366,000         1,670,000       2,292,000         734,000       1,558,000

HOI Limited             Dunn,
Partnership of Dunn     North Carolina    170,000          170,000           802,000       1,101,000         364,000         737,000

HOI Limited
Partnership             Kings Mountain,
of Kings Mt.            North Carolina    262,000          262,000         1,204,000       1,644,000         520,000       1,124,000

HOI Limited             Sanford,
Partnership of Lee      North Carolina    419,000          419,000         1,935,000       2,646,000         783,000       1,863,000

HOI Limited             Sanford,
Partnership of Sanford  North Carolina    277,000          277,000         1,191,000       1,754,000         523,000       1,231,000

HOI Limited             Selma,
Partnership of Selma    North Carolina    271,000          271,000         1,144,000       1,770,000         568,000       1,202,000

Killbuck Limited        Killbuck,
Partnership             Ohio              151,000          151,000           740,000         937,000         381,000         556,000

Lake Ridge              Tiptonville,
Apartments, L.P.        Tennessee         317,000          317,000         1,444,000       1,848,000         660,000       1,188,000

Levelland               Levelland,
Manor, L.P.             Texas             175,000          175,000           894,000       1,126,000         298,000         828,000

Logan Park Associates   Caldwell,
Limited Partnership     Idaho             571,000          571,000         2,251,000       3,034,000         986,000       2,048,000

Meadow Run Associates   Gordonsville,
Limited Partnership     Virginia          302,000          302,000         1,477,000       1,856,000         476,000       1,380,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                -----------------------------------     ------------------------------------------------------------
                                          As of March 31, 2004                  As of December 31, 2003
-------------------------------------------------------------------     ------------------------------------------------------------
                                        Partnership's
                                        Total Original                   Mortgage
                                        Investment in   Amount of        Balances of      Property                          Net
                                        Local Limited   Investment       Local Limited      and          Accumulated        Book
Partnership Name         Location       Partnerships    Paid to Date     Partnerships     Equipment      Depreciation       Value
--------------------------------------------------------------------    ------------------------------------------------------------

Oakdale Senior Housing  Oakdale,
Limited Partnership     California        919,000          919,000         2,871,000       4,669,000       1,490,000       3,179,000

Orange Beach            Orange Beach,
Housing, Ltd.           Alabama           208,000          208,000         1,075,000       1,364,000         360,000       1,004,000

Parks I Limited         Chatham,
Partnership             Virginia          253,000          253,000         1,226,000       1,595,000         478,000       1,117,000

Post Manor, L.P.        Post, Texas       122,000          122,000           625,000         738,000         191,000         547,000

Red Bud Associates I,   Red Bud,
a Limited Partnership   Illinois          135,000          135,000           592,000         948,000         346,000         602,000

Steeleville
Associates I, a         Steeleville,
Limited Partnership     Illinois          110,000          110,000           544,000         735,000         279,000         456,000

Tanglewood Limited      Frankfurt,
Partnership             Ohio              212,000          212,000         1,054,000       1,327,000         544,000         783,000

Village Lane
Properties, a           Farmington,
Limited Partnership     Arkansas          168,000          168,000           876,000         984,000         386,000         598,000

Whitted Forest          Hillsborough
Limited Partnership     North Carolina    685,000          685,000           951,000       2,034,000         440,000       1,594,000

Wilcam                  Camden,
Housing, Ltd.           Alabama           106,000          106,000           614,000         762,000         226,000         536,000

Wills Point             Wills Point,
Manor, L.P.             Texas             124,000          124,000           622,000         767,000         203,000         564,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                -----------------------------------     ------------------------------------------------------------
                                          As of March 31, 2004                  As of December 31, 2003
-------------------------------------------------------------------     ------------------------------------------------------------
                                        Partnership's
                                        Total Original                   Mortgage
                                        Investment in   Amount of        Balances of      Property                          Net
                                        Local Limited   Investment       Local Limited      and          Accumulated        Book
Partnership Name         Location       Partnerships    Paid to Date     Partnerships     Equipment      Depreciation       Value
--------------------------------------------------------------------    ------------------------------------------------------------

Windmere Associates     Lexington,
Limited Partnership     Virginia         291,000           291,000          1,471,000      1,839,000         451,000       1,388,000

Woodlands               Mount Pleasant,
Apartments, L.P.        Texas            239,000           239,000          1,239,000      1,530,000         404,000       1,126,000

                        Chillicothe,
Woodview                Illinois and
Limited                 Glassford,
Partnership             Illinois         269,000           269,000          1,182,000      1,629,000         518,000       1,111,000
                                   --------------    --------------      -------------  --------------  --------------  ------------
                                   $  10,862,000      $ 10,862,000      $  48,283,000   $ 65,512,000    $ 20,391,000    $ 45,121,000
                                   ==============    ==============      =============  ==============  ==============  ============

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                      ---------------------------------------------------------------------------------
                                                          For the year ended December 31, 2003
                                      ---------------------------------------------------------------------------------
                                                           Net            Year Investment             Estimated Useful
Partnership Name                       Rental Income       Income/(loss)      Acquired     Status        Life (Years)
-----------------------------------------------------------------------------------------------------------------------

Beaumont Elderly Housing, L.P.          $125,000         $(30,000)            1995       Completed          45

Brownfield Seniors Community, Ltd.       128,000          (19,000)            1994       Completed          40

Buffalo Apartments, Ltd.                 112,000           (4,000)            1995       Completed          35

Cambridge Court
Associates Limited
Partnership                              144,000          (29,000)            1992       Completed          35

Candleridge Apartments of
Bondurant L.P.                           125,000           (9,000)            1992       Completed        27.5

Candleridge Apartments
of Waukee L.P.                           134,000           (4,000)            1992       Completed        27.5

Carlinville Associates I, L.P.            64,000          (13,000)            1994       Completed          30

Cherokee Housing, Ltd.                    75,000          (14,000)            1993       Completed          40

Chester Associates  I,
a Limited Partnership                     83,000          (20,000)            1992       Completed        27.5

Clinton Terrace Apartments, Ltd.          88,000           (3,000)            1993       Completed          40

Coffeeville Housing, Ltd.                 63,000          (11,000)            1993       Completed          40

Coosa County Housing, Ltd.                71,000           (4,000)            1992       Completed          40

Crockett Manor, Ltd.                     170,000            3,000             1994       Completed          40

Crockett Manor Senior Citizens
Complex, Ltd.                            143,000           (6,000)            1993       Completed          50

Delta Manor, L.P.                        155,000          (50,000)            1993       Completed        27.5

Eupora Apartments, L.P.                  130,000          (27,000)            1992       Completed          40

Fairview Village V,
Limited Partnership                       65,000            3,000             1992       Completed          40

Fox Lake Manor
Limited Partnership                       28,000          (13,000)            1994       Completed        27.5

Ft. Deposit Housing, Ltd.                 81,000          (19,000)            1992       Completed          40

Gulf Coast Apartments, L.P.              224,000          (27,000)            1993       Completed          30

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                      ---------------------------------------------------------------------------------
                                                          For the year ended December 31, 2003
                                      ---------------------------------------------------------------------------------
                                                         Net             Year Investment             Estimated Useful
Partnership Name                         Rental          Income/(loss)      Acquired      Status        Life (Years)
-----------------------------------------------------------------------------------------------------------------------

Gulf Coast Apartments of
Long Beach, L.P.                        229,000           (22,000)            1993       Completed          30

Heritage Colonial Homes, L.P.            67,000           (33,000)            1994       Completed          40

HOI Limited Partnership of Benson       218,000           (28,000)            1993       Completed          40

HOI Limited Partnership of Dallas       254,000           (41,000)            1993       Completed          40


HOI Limited Partnership of Dunn         139,000           (22,000)            1993       Completed          40

HOI Limited Partnership of Kings Mt.    171,000           (31,000)            1993       Completed          40

HOI Limited Partnership of Lee          322,000           (97,000)            1993       Completed          40

HOI Limited Partnership of Sanford      284,000             1,000             1993       Completed          40

HOI Limited Partnership of Selma        254,000           (18,000)            1993       Completed          40

Killbuck Limited Partnership             83,000           (22,000)            1992       Completed        27.5

Lake Ridge Apartments, L.P.             164,000           (33,000)            1994       Completed          50

Levelland Manor, L.P.                   132,000           (18,000)            1993       Completed          40

Logan Park Associates
Limited Partnership                     415,000           (35,000)            1993       Completed        27.5

Meadow Run Associates
Limited Partnership                     178,000           (42,000)            1992       Completed          35

Oakdale Senior Housing
Limited Partnership                     384,000          (180,000)            1993       Completed          30

Orange Beach Housing, Ltd.              121,000           (17,000)            1994       Completed          40

Parks I Limited Partnership             216,000           (23,000)            1993       Completed          40

Post Manor, L.P.                         72,000           (40,000)            1992       Completed          40

Red Bud Associates I,
a Limited Partnership                    74,000           (17,000)            1992       Completed        27.5

Steeleville Associates I,
a Limited Partnership                    58,000           (15,000)            1992       Completed        27.5

Tanglewood Limited Partnership          115,000           (36,000)            1992       Completed        27.5

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                    ---------------------------------------------------------------------------------
                                                          For the year ended December 31, 2003
                                      ---------------------------------------------------------------------------------
                                                           Net            Year Investment             Estimated Useful
Partnership Name                         Rental Income     Income/(loss)      Acquired     Status       Life (Years)
-----------------------------------------------------------------------------------------------------------------------

Village Lane Properties,
a Limited Partnership                   173,000           (34,000)            1993       Completed          25

Whitted Forest
Limited Partnership                     188,000           (17,000)            1993       Completed          40

Wilcam Housing, Ltd.                     74,000           (18,000)            1993       Completed          40

Wills Point Manor, L.P.                  88,000            (7,000)            1992       Completed          40

Windmere Associates
Limited Partnership                     176,000           (33,000)            1992       Completed          35

Woodlands Apartments, L.P.              177,000           (42,000)            1992       Completed          40

Woodview Limited Partnership            186,000           (23,000)            1992       Completed          40
                                     -----------      ------------
                                   $  7,220,000     $  (1,239,000)
                                     ===========     =============

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                -----------------------------------     ------------------------------------------------------------
                                          As of March 31, 2003                  As of December 31, 2002
-------------------------------------------------------------------     ------------------------------------------------------------
                                        Partnership's
                                        Total Original                   Mortgage
                                        Investment in   Amount of        Balances of      Property                          Net
                                        Local Limited   Investment       Local Limited      and          Accumulated        Book
Partnership Name         Location       Partnerships    Paid to Date     Partnerships     Equipment      Depreciation       Value
--------------------------------------------------------------------    ------------------------------------------------------------
Beaumont Elderly         Beaumont,
Housing, L.P.            Mississippi    $   229,000     $  229,000       $  922,000      $ 1,310,000      $ 252,000     $ 1,058,000

Brownfield Seniors       Brownfield,
Community, Ltd           Texas              147,000        147,000          707,000          841,000        176,000         665,000

Buffalo                  Buffalo,
Apartments, Ltd.         Texas               91,000         91,000          406,000          600,000        136,000         464,000

Cambridge Court
Associates Limited       Grottoes,
Partnership              Virginia           254,000        254,000        1,311,000        1,652,000        440,000       1,212,000

Candleridge Apartments   Bondurant,
of Bondurant L.P.        Iowa                99,000         99,000          590,000          806,000        280,000         526,000

Candleridge Apartments   Waukee,
of Waukee L.P.           Iowa               101,000        101,000          644,000          828,000        263,000         565,000

Carlinville              Carlinville,
Associates I, L.P.       Illinois           105,000        105,000          496,000          545,000        143,000         402,000

Cherokee                 Cedar Bluff,
Housing, Ltd             Alabama            110,000        110,000          616,000          743,000        207,000         536,000

Chester Associates  I,   Chester,
a Limited Partnership    Illinois           159,000        159,000          686,000        1,011,000        359,000         652,000

Clinton Terrace          Albany,
Apartments, Ltd.         Kentucky           138,000        138,000          760,000          931,000        274,000         657,000

Coffeeville              Coffeeville,
Housing, Ltd.            Alabama            103,000        103,000          538,000          663,000        198,000         465,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                -----------------------------------     ------------------------------------------------------------
                                          As of March 31, 2003                  As of December 31, 2002
-------------------------------------------------------------------     ------------------------------------------------------------
                                        Partnership's
                                        Total Original                   Mortgage
                                        Investment in   Amount of        Balances of      Property                          Net
                                        Local Limited   Investment       Local Limited      and          Accumulated        Book
Partnership Name         Location       Partnerships    Paid to Date     Partnerships     Equipment      Depreciation       Value
--------------------------------------------------------------------    ------------------------------------------------------------

Coosa County            Rockford,
Housing, Ltd.           Alabama            103,000         103,000           554,000         690,000        202,000         488,000

                        Crockett,
Crockett Manor, Ltd.    Texas              184,000         184,000           880,000       1,184,000        274,000         910,000

Crockett Manor
Senior Citizens         Crockett,
Complex, Ltd.           Texas              203,000         203,000         1,012,000       1,350,000        262,000       1,088,000

                        Techula,
Delta Manor, L.P.       Mississippi        227,000         227,000         1,225,000       1,553,000        584,000         969,000

                        Eupora,
Eupora Apartments, L.P. Mississippi        138,000         138,000         1,194,000       1,421,000        370,000       1,051,000

Fairview Village V,     Carroll,
Limited Partnership     Iowa               119,000         119,000           584,000         785,000        232,000         553,000

Fox Lake Manor          Fox Lake,
Limited Partnership     Wisconsin           84,000          84,000           369,000         394,000        167,000         227,000

Ft. Deposit             Fort Deposit,
Housing, Ltd.           Alabama            127,000         127,000           698,000         865,000        256,000         609,000

Gulf Coast              Gulfport,
Apartments, L.P.        Mississippi        320,000         320,000         1,409,000       1,889,000        670,000       1,219,000

Gulf Coast Apartments   Long Beach,
of Long Beach, L.P.     Mississippi        315,000         315,000         1,425,000       1,911,000        668,000       1,243,000

Heritage Colonial       Blackshear,
Homes, L.P.             Georgia            115,000         115,000           521,000         752,000        186,000         566,000

HOI Limited             Benson,
Partnership of Benson   North Carolina     269,000         269,000         1,162,000       1,700,000        464,000       1,236,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                -----------------------------------     ------------------------------------------------------------
                                          As of March 31, 2003                  As of December 31, 2002
-------------------------------------------------------------------     ------------------------------------------------------------
                                        Partnership's
                                        Total Original                   Mortgage
                                        Investment in   Amount of        Balances of      Property                          Net
                                        Local Limited   Investment       Local Limited      and          Accumulated        Book
Partnership Name         Location       Partnerships    Paid to Date     Partnerships     Equipment      Depreciation       Value
--------------------------------------------------------------------    ------------------------------------------------------------

HOI Limited             Dallas,
Partnership of Dallas   North Carolina    366,000          366,000         1,681,000       2,293,000         667,000       1,626,000

HOI Limited             Dunn,
Partnership of Dunn     North Carolina    170,000          170,000           809,000       1,101,000         328,000         773,000

HOI Limited
Partnership             Kings Mountain,
of Kings Mt.            North Carolina    262,000          262,000         1,213,000       1,648,000         476,000       1,172,000

HOI Limited             Sanford,
Partnership of Lee      North Carolina    419,000          419,000         1,952,000       2,646,000         710,000       1,963,000

HOI Limited             Sanford,
Partnership of Sanford  North Carolina    277,000          277,000         1,213,000       1,751,000         474,000       1,277,000

HOI Limited             Selma,
Partnership of Selma    North Carolina    271,000          271,000         1,169,000       1,765,000         514,000       1,251,000

Killbuck Limited        Killbuck,
Partnership             Ohio              151,000          151,000           743,000         936,000         349,000         587,000

Lake Ridge              Tiptonville,
Apartments, L.P.        Tennessee         317,000          317,000         1,450,000       1,835,000         603,000       1,232,000

Levelland               Levelland,
Manor, L.P.             Texas             175,000          175,000           898,000       1,125,000         269,000         856,000

Logan Park Associates   Caldwell,
Limited Partnership     Idaho             571,000          571,000         2,259,000       3,022,000         918,000       2,104,000

Meadow Run Associates   Gordonsville,
Limited Partnership     Virginia          302,000          302,000         1,483,000       1,856,000         425,000       1,431,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                -----------------------------------     ------------------------------------------------------------
                                          As of March 31, 2003                  As of December 31, 2002
-------------------------------------------------------------------     ------------------------------------------------------------
                                        Partnership's
                                        Total Original                   Mortgage
                                        Investment in   Amount of        Balances of      Property                          Net
                                        Local Limited   Investment       Local Limited      and          Accumulated        Book
Partnership Name         Location       Partnerships    Paid to Date     Partnerships     Equipment      Depreciation       Value
--------------------------------------------------------------------    ------------------------------------------------------------

Oakdale Senior Housing  Oakdale,
Limited Partnership     California        919,000          919,000         2,900,000       4,669,000       1,347,000       3,322,000

Orange Beach            Orange Beach,
Housing, Ltd.           Alabama           208,000          208,000         1,080,000       1,362,000         324,000       1,038,000

Parks I Limited         Chatham,
Partnership             Virginia          253,000          253,000         1,232,000       1,586,000         438,000       1,148,000

Post Manor, L.P.        Post, Texas       122,000          122,000           627,000         734,000         174,000         561,000

Red Bud Associates I,   Red Bud,
a Limited Partnership   Illinois          135,000          135,000           594,000         939,000         311,000         628,000

Steeleville
Associates I, a         Steeleville,
Limited Partnership     Illinois          110,000          110,000           546,000         735,000         253,000         481,000

Tanglewood Limited      Frankfurt,
Partnership             Ohio              212,000          212,000         1,058,000       1,326,000         498,000         828,000

Village Lane
Properties, a           Farmington,
Limited Partnership     Arkansas          168,000          168,000           879,000         984,000         352,000         632,000

Whitted Forest          Hillsborough
Limited Partnership     North Carolina    685,000          685,000           973,000       2,028,000         392,000       1,636,000

Wilcam                  Camden,
Housing, Ltd.           Alabama           106,000          106,000           616,000         762,000         205,000         557,000

Wills Point             Wills Point,
Manor, L.P.             Texas             124,000          124,000           624,000         766,000         184,000         582,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                -----------------------------------     ------------------------------------------------------------
                                          As of March 31, 2003                  As of December 31, 2002
-------------------------------------------------------------------     ------------------------------------------------------------
                                        Partnership's
                                        Total Original                   Mortgage
                                        Investment in   Amount of        Balances of      Property                          Net
                                        Local Limited   Investment       Local Limited      and          Accumulated        Book
Partnership Name         Location       Partnerships    Paid to Date     Partnerships     Equipment      Depreciation       Value
--------------------------------------------------------------------    ------------------------------------------------------------

Windmere Associates     Lexington,
Limited Partnership     Virginia         291,000           291,000          1,476,000      1,839,000         403,000       1,436,000

Woodlands               Mount Pleasant,
Apartments, L.P.        Texas            239,000           239,000          1,243,000      1,530,000         367,000       1,163,000

                        Chillicothe,
Woodview                Illinois and
Limited                 Glassford,
Partnership             Illinois         269,000           269,000          1,187,000      1,616,000         459,000       1,157,000
                                   --------------    --------------      -------------  --------------  --------------  ------------
                                   $  10,862,000      $ 10,862,000      $  48,614,000   $ 65,278,000    $ 18,503,000    $ 46,775,000
                                   ==============    ==============      =============  ==============  ==============  ============

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                     ---------------------------------------------------------------------------------
                                                          For the year ended December 31, 2002
                                      ---------------------------------------------------------------------------------
                                                          Net            Year Investment             Estimated Useful
Partnership Name                   Rental Income          Income/(loss)      Acquired     Status       Life (Years)
-----------------------------------------------------------------------------------------------------------------------

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

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                     ---------------------------------------------------------------------------------
                                                          For the year ended December 31, 2002
                                      ---------------------------------------------------------------------------------
                                                           Net           Year Investment             Estimated Useful
Partnership Name                      Rental Income        Income/(loss)      Acquired       Status       Life (Years)
-----------------------------------------------------------------------------------------------------------------------

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

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                     ---------------------------------------------------------------------------------
                                                          For the year ended December 31, 2002
                                      ---------------------------------------------------------------------------------
                                                          Net             Year Investment             Estimated Useful
Partnership Name                     Rental Income        Income/(loss)      Acquired     Status        Life (Years)
-----------------------------------------------------------------------------------------------------------------------

Village Lane Properties,
a Limited Partnership                   173,000           (21,000)            1993       Completed          25

Whitted Forest
Limited Partnership                     181,000           (29,000)            1993       Completed          40

Wilcam Housing, Ltd.                     74,000           (13,000)            1993       Completed          40

Wills Point Manor, L.P.                  85,000           (24,000)            1992       Completed          40

Windmere Associates
Limited Partnership                     173,000           (38,000)            1992       Completed          35

Woodlands Apartments, L.P.              162,000           (44,000)            1992       Completed          40

Woodview Limited Partnership            161,000           (27,000)            1992       Completed          40
                                     -----------      -------------
                                    $ 6,906,000      $ (1,351,000)
                                     ===========      =============

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

Date:  November 21, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




By:    /s/ Wilfred N. Cooper, Jr.
       --------------------------
       Wilfred N. Cooper, Jr.,
       Chief Executive Officer, President and Director of WNC & Associates, Inc. (chief executive officer)

Date:  November 21, 2005




By:    /s/ Thomas J. Riha
       ------------------
       Thomas J. Riha,
       Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc. (chief financial officer and principal accounting officer)

Date:  November 21, 2005




By:      /s/ Wilfred N. Cooper, Sr.
        ---------------------------
         Wilfred N. Cooper, Sr.,
         Chairman of the Board of WNC & Associates, Inc.

Date:  November 21, 2005




By:      /s/ David N. Shafer
         -------------------
         David N Shafer,
         Director of WNC & Associates, Inc.

Date:  November 21, 2005