Form 10-Q
period 2005-06-30
WNC HOUSING TAX CREDIT FUND III L P
filed 2005-11-22
CIK 875278

Microsoft Word 11.0.6568;


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2005

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



                     17782 Sky Park Circle, Irvine, CA 92614
                   ( Address of principle executive offices )

                                 (714) 622-5565
                              ( Telephone Number )

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       No   X
   -------  -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes       No   X
   -------  -------

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                  For the Quarterly Period Ended June 30, 2005



PART I. FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Balance Sheets
                   June 30, 2005 and March 31, 2005............................3

            Statements of Operations
                   For the Three Months Ended June 30, 2005 and 2004...........4

            Statement of Partners' Deficit
                   For the Three Months Ended June 30, 2005 ...................5

            Statements of Cash Flows
                   For the Three Months Ended June 30, 2005 and 2004...........6

            Notes to Financial Statements......................................7


   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................14

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk........15

   Item 4.  Procedures and Controls...........................................15
PART II.    OTHER INFORMATIOn

   Item 1.  Legal Proceedings.................................................16

   Item 2.  Changes in Securities and Use of Proceeds.........................16

   Item 3.  Defaults Upon Senior Securities...................................16

   Item 4.  Submission of Matters to a Vote of Security Holders...............16

   Item 5.  Other Information.................................................16

   Item 6.  Exhibits..........................................................16

   Signatures.................................................................17

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                       June 30, 2005               March 31, 2005
                                                                   -----------------------        ------------------
                                                                        (unaudited)                   (unaudited)
ASSETS
Cash and cash equivalents                                        $               184,374        $         212,588

Investments in limited partnerships, net (Note 2)                                 46,893                   57,307
                                                                   -----------------------        ------------------

                                                                 $               231,267        $         269,895
                                                                   =======================        ==================


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)                          $             2,998,250        $       2,948,938
                                                                   -----------------------        ------------------

Partners' deficit:
General Partner                                                                  (68,191)                 (67,312)
Limited Partners (15,000 units authorized; 15,000 units
 issued and outstanding)                                                      (2,698,792)              (2,611,731)
                                                                   -----------------------        ------------------

   Total partners' deficit                                                    (2,766,983)              (2,679,043)
                                                                   -----------------------        ------------------

                                                                 $               231,267        $         269,895
                                                                   =======================        ==================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2005 and 2004
                                   (unaudited)

                                                          2005                             2004
                                                      Three Months                     Three Months
                                                 ------------------------        --------------------------
Interest income                                $                     239       $                       205
Distribution income                                                5,428                             6,845
                                                 ------------------------        --------------------------

  Total income                                                     5,667                             7,050
                                                 ------------------------        --------------------------

Operating expenses:
 Amortization (Note 2)                                                85                             5,158
 Asset management fees (Note 3)                                   74,866                            74,866
 Legal and accounting                                              5,475                             1,525
 Other                                                             2,852                             3,896
                                                 ------------------------        --------------------------

  Total operating expenses                                        83,278                            85,445
                                                 ------------------------        --------------------------

Loss from operations                                             (77,611)                          (78,395)

Equity in losses of
 limited partnerships (Note 2)                                   (10,329)                          (40,354)
                                                 ------------------------        --------------------------

Net loss                                       $                 (87,940)      $                  (118,749)
                                                 ========================        ==========================

Net loss allocated to:
 General Partner                               $                    (879)      $                    (1,187)
                                                 ========================        ==========================

 Limited Partners                              $                 (87,061)      $                  (117,562)
                                                 ========================        ==========================

Net loss per limited
 partner unit                                  $                      (6)      $                        (8)
                                                 ========================        ==========================

Outstanding weighted limited
 partner units                                                    15,000                            15,000
                                                 ========================        ==========================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                    For the Three Months Ended June 30, 2005
                                   (unaudited)

                                                          General              Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------
Partners' deficit at March 31, 2005                  $       (67,312)     $     (2,611,731)       $      (2,679,043)

Net loss                                                        (879)              (87,061)                 (87,940)
                                                       ---------------      ----------------      ------------------
Partners' deficit at June 30, 2005                   $       (68,191)     $     (2,698,792)       $      (2,766,983)
                                                       ===============      ================      ==================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2005 and 2004
                                   (unaudited)

                                                                            2005                 2004
                                                                        --------------      ---------------
Cash flows from operating activities:
  Net loss                                                            $      (87,940)     $      (118,749)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                              85                5,158

        Equity in losses of limited partnerships                              10,329               40,354
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                     49,312               66,531
                                                                        --------------      ---------------

Net cash used in operating activities                                        (28,214)              (6,706)
                                                                        --------------      ---------------

Net decrease in cash                                                         (28,214)              (6,706)

Cash, beginning of period                                                    212,588              226,870
                                                                        --------------      ---------------

Cash, end of period                                                   $      184,374      $       220,164
                                                                        ==============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

  Taxes paid                                                          $            -      $             -
                                                                        ==============      ===============

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  For the Quarterly Period Ended June 30, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
General
-------
The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2005.

Organization
------------
WNC Housing Tax Credit Fund III, L.P., a California Limited Partnership (the "Partnership"), was formed on May 10, 1991 under the laws of the State of California. The Partnership was formed to invest primarily in other limited partnerships (the "Local Limited Partnerships" ) which own and operate multi-family housing complexes (the "Housing Complexes") that are eligible for Low Income Housing Tax Credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

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

After the Limited Partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investments (as defined in the Partnership Agreement) and the General Partner has received proceeds equal to its capital contribution and a subordinated disposition fee from the remainder, any additional sales or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.
                                       7

                    WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Certain Risks and Uncertainties
-------------------------------
An investment in the Partnership and the Partnership's investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership's investments. Some of those risks include the following:

The Low Income Housing Tax Credits rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. In most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its limited partners. Low Income Housing Tax Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or a non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited
Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Tax Credits and tax losses allocable to the limited partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

Substantially all of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated a significant amount of Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Tax Credit compliance period, risks exist for potential recapture of prior Low Income Housing Tax Credits.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Method of Accounting for Investments in Limited Partnerships
------------------------------------------------------------
The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds fair value. The accounting policies of the Local Limited Partnerships are generally consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Note 2).

Equity in losses of Limited Partnerships for the periods ended June 30, 2005 and 2004 have been recorded by the Partnership based on three months of reported results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Reclassifications
-----------------
Certain reclassifications have been made to the 2004 financial statements to be consistent with the 2005 presentation.

Exit Strategy
-------------
The IRS compliance period for Low Income Housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2005
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
With that in mind, we are continuing our review of the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. Our review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the limited partners from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, we expect to proceed with efforts to liquidate those properties. Our objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to Limited Partners. However, Local Limited Partnership interests may be disposed at any time by Associates in its discretion. To date no properties in the Partnership have been selected.

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

Concentration of Credit Risk
----------------------------
At June 30, 2005, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum.

Net Loss Per Limited Partner Unit
---------------------------------
Net loss per limited partnership unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net loss per unit is not required.

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

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2005
                                   (unaudited)


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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of the periods presented, the Partnership has acquired limited partnership interests in 48 Local Limited Partnerships, each of which owns one Housing Complex, except one Local Limited Partnership that owns three Housing complexes, consisting of an aggregate of 1,685 apartment units. The respective General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2005
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                  For the Three              For the Year
                                                                   Months Ended                  Ended
                                                                  June 30, 2005             March 31, 2005
                                                               -----------------------       ------------------
     Investments per balance sheet, beginning of period       $              57,307      $           514,148
     Impairment loss                                                              -                 (330,705)
     Equity in losses of limited partnerships                               (10,329)                (116,289)
     Distributions received from limited partnerships                             -                   (2,291)
     Amortization of capitalized acquisition fees and
     costs                                                                      (85)                  (7,556)
                                                                ---------------------      ------------------
     Investments per balance sheet, end of period             $              46,893      $            57,307
                                                                =====================      ==================

Selected financial information for the three months ended June 30, 2005 and 2004 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:


                                COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                       2005                        2004
                                                               ----------------------      ------------------
        Revenues                                             $             1,761,000     $         1,837,000
                                                               ----------------------      ------------------
        Expenses:
         Operating expenses                                                1,212,000               1,242,000
         Interest expense                                                    356,000                 433,000
         Depreciation and amortization                                       436,000                 472,000
                                                               ----------------------      ------------------
        Total expenses                                                     2,004,000               2,147,000
                                                               ----------------------      ------------------
        Net loss                                             $              (243,000)     $         (310,000)
                                                               ======================      ==================
                                                             $                            $
        Net loss allocable to the Partnership                               (240,000)               (306,000)
                                                               ======================      ==================
        Net loss recorded by the Partnership                 $               (10,000)     $          (40,000)
                                                               ======================      ==================

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be
required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.
                                       12

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2005
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------
Under the terms of the Partnership Agreement the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a) Annual asset management fee. An annual asset management fee equal to 0.5% of the invested assets of the Local Limited Partnerships. Invested Assets means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Apartment Complexes owned by such Local Limited Partnerships. Fees of $74,866 were incurred during each of three months ended June 30, 2005 and 2004. The Partnership paid the General Partner or its affiliates $13,750 and $7,500 of those fees during the three months ended June 30, 2005 and 2004, respectively.

(b) Subordinated disposition fee. A subordinated disposition fee is an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 16% through December 31, 2002 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements were approximately $20,130 and $6,250 during the three months ended June 30, 2005 and 2004, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                                            June 30, 2005              March 31, 2005
   Asset management fee payable                  $              2,989,923       $           2,928,807
   Reimbursement  for  expenses  paid by the
   General Partner and/or its affiliates                            8,327                      20,131
                                                    ----------------------         -------------------
                                                 $              2,998,250       $           2,948,938
                                                    ======================         ===================

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2005 and 2004, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2005 consisted primarily of $184,000 in cash and aggregate investments in the forty-eight Local Limited Partnerships of $47,000. Liabilities at June 30, 2005 primarily consisted of $2,998,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004. The Partnership's net loss for the three months ended June 30, 2005 was $(88,000), reflecting a decrease of $31,000 from the net loss for the three months ended June 30, 2004 of $(119,000). This decrease was primarily due to equity in losses of limited partnerships, which decreased by $30,000 to $(10,000), for the three months ended June 30, 2005 compared to $(40,000) for the three months ended June 30, 2004. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at June 30, 2005. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. Along with the decrease in equity in losses of limited partnerships, the loss from operations decreased by $1,000, from $(78,000) for the three months ended June 30, 2004 to $(77,000) for the three months ended June 30, 2005, due to a $2,000 decrease in operating expenses which was offset by a $(1,000) decrease in distribution income. The decrease in operating expenses was primarily due to a $5,000 decrease in amortization expense, $1,000 decrease in other operating expense which were offset by $(4,000) increase in legal and accounting expenses.

Cash Flows

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004. Net cash used during the three months ended June 30, 2005 was $(28,000), compared to net cash used in the three months ended June 30, 2004 of $(6,000), reflecting a change of $(22,000). The change was primarily due to a decrease of $(17,000) in accrued fees and expenses due to General Partner and affiliates, a $(1,000) decrease in distribution income along with a $(4,000) increase in paid legal and accounting expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

During the three months ended June 30, 2005, accrued asset management fees payable and advances due to the General Partner increased by $49,000. The General Partner does not anticipate that the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

        NOT APPLICABLE

Item 4. Procedures and Controls

        As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates carried out an evaluation of the effectiveness of the Fund's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

        Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         NONE

Item 2.  Changes in Securities and Use of Proceeds

         NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE

Item 6.  Exhibits

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of2002.(filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Actof 2002.(filed herewith)

32.1  Section 1350 Certification of the Chief Executive Officer.(filed herewith)

32.2  Section 1350 Certification of the Chief Financial Officer.(filed herewith)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDITS III, L.P.

By:  WNC Tax Credit Partners, L.P.          General Partner


By:  WNC & ASSOCIATES, INC.                 General Partner





By: /s/ Wilfred N. Cooper, Jr.
------------------------------
Wilfred N. Cooper, Jr.
Chairman and Chief Executive Officer of WNC & Associates, Inc.

Date: November 21, 2005





By:  /s/ Thomas J. Riha
-----------------------
Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 21, 2005

                                       17
<