Form 10-Q
period 2005-09-30
WNC HOUSING TAX CREDIT FUND III L P
filed 2005-12-30
CIK 875278

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from          to
                                           ----------  -----------
                         Commission file number: 0-21494


                      WNC HOUSING TAX CREDIT FUND III, L.P.

                 California                              33-0463432
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

Yes          No     X
   ----------  -----------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes          No    X
   ----------  -----------

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                For the Quarterly Period Ended September 30, 2005


PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

           Balance Sheets
               September 30, 2005 and March 31, 2005...........................3

           Statements of Operations
               For the Three and Six Months Ended September 30, 2005 and 2004..4

           Statement of Partners' Deficit
               For the Six Months Ended September 30, 2005 ....................5

           Statements of Cash Flows
               For the Six Months Ended September 30, 2005 and 2004............6

           Notes to Financial Statements.......................................7


   Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................14

   Item 3. Quantitative and Qualitative Disclosures about Market Risk.........15

   Item 4. Procedures and Controls............................................15

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings..................................................16

   Item 2. Changes in Securities and Use of Proceeds..........................16

   Item 3. Defaults Upon Senior Securities....................................16

   Item 4. Submission of Matters to a Vote of Security Holders................16

   Item 5. Other Information..................................................16

   Item 6. Exhibits...........................................................16

   Signatures.................................................................17

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                     September 30, 2005            March 31, 2005
                                                                   -----------------------        ------------------
                                                                        (unaudited)                   (unaudited)
ASSETS
Cash and cash equivalents                                        $               180,560        $         212,588

Investments in limited partnerships, net (Note 2)                                 36,479                   57,307
                                                                   -----------------------        ------------------

                                                                 $               217,039        $         269,895
                                                                   =======================        ==================
LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to
     General Partner and affiliates (Note 3)                     $             3,068,845        $       2,948,938


Partners' deficit:
  General Partner                                                                (69,040)                 (67,312)
  Limited Partners (15,000 units authorized; 15,000 units
    issued and outstanding)                                                   (2,782,766)              (2,611,731)
                                                                   -----------------------        ------------------
      Total partners' deficit                                                 (2,851,806)              (2,679,043)
                                                                   -----------------------        ------------------

                                                                 $               217,039        $         269,895
                                                                   =======================        ==================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2005 and 2004
                                   (unaudited)

                                                          2005                                        2004
                                       -------------------------------------------    -------------------------------------
                                         Three Months              Six Months          Three Months          Six Months
                                       ------------------      -------------------    ----------------    -----------------
Interest income                      $               229       $             468      $          135    $             340
Distribution income                               12,354                  17,782               7,049               13,894
                                       ------------------      -------------------    ----------------    -----------------

                                                  12,583                  18,250               7,184               14,234
                                       ------------------      -------------------    ----------------    -----------------

Operating expenses:
  Amortization (Note 2)                               85                     170               4,891               10,049
  Asset management fees (Note 3)                  74,866                 149,732              74,865              149,731
  Legal and accounting                            10,376                  15,851               7,475                9,000
  Other                                            1,750                   4,602                 325                4,221
                                       ------------------      -------------------    ----------------    -----------------

    Total operating expenses                      87,077                 170,355              87,556              173,001
                                       ------------------      -------------------    ----------------    -----------------

Loss from operations                             (74,494)               (152,105)            (80,372)            (158,767)

Equity in losses of
 limited partnerships (Note 2)                   (10,329)                (20,658)            (30,599)             (70,953)
                                       ------------------      -------------------    ----------------    -----------------

Net loss                             $           (84,823)      $        (172,763)     $     (110,971)   $        (229,720)
                                       ==================      ===================    ================    =================

Net loss allocated to:
  General Partner                    $             (848)       $          (1,728)     $       (1,110)   $          (2,297)
                                       ==================      ===================    ================    =================

  Limited Partners                   $          (83,975)       $        (171,035)     $     (109,861)   $        (227,423)
                                       ==================      ===================    ================    =================

Net loss per limited
  partner unit                       $               (5)       $             (11)     $           (7)   $             (15)
                                       ==================      ===================    ================    =================

Outstanding weighted limited
  partner units                                  15,000                   15,000              15,000               15,000
                                       ==================      ===================    ================    =================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                   For the Six Months Ended September 30, 2005
                                   (unaudited)

                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------
Partners' deficit at March 31, 2005                  $       (67,312)     $     (2,611,731)       $       (2,679,043)

Net loss                                                      (1,728)             (171,035)                 (172,763)
                                                       ---------------      ----------------      ------------------

Partners' deficit at September 30, 2005              $       (69,040)     $     (2,782,766)       $       (2,851,806)
                                                       ===============      ================      ==================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2005 and 2004
                                   (unaudited)

                                                                            2005                 2004
                                                                        --------------      ---------------
Cash flows from operating activities:
  Net loss                                                            $     (172,763)     $      (229,720)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                             170               10,049
        Equity in losses of limited partnerships                              20,658               70,953
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                    119,907              134,091
                                                                        --------------      ---------------

Net cash used in operating activities                                        (32,028)             (14,626)
                                                                        --------------      ---------------

Cash flows from investing activities:
    Distributions received from limited partnerships                               -                2,291
                                                                        --------------      ---------------
Net decrease in cash                                                         (32,028)             (12,335)

Cash and cash equivalents, beginning of period                               212,588              226,870
                                                                        --------------      ---------------

Cash and cash equivalents, end of period                              $      180,560      $       214,535
                                                                        ==============      ===============

SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW INFORMATION:
 Taxes paid                                                           $            -      $             -
                                                                        ==============      ===============

                 See accompanying notes to financial statements
                                        6

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
General
-------
The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2005.

Organization
------------
WNC Housing Tax Credit Fund III, L.P. ("the Partnership") is a California Limited Partnership formed under the laws of the State of California on May 10, 1991. The Partnership was formed to acquire limited partnership interests or membership interest in other limited partnerships or limited liability companies ("Local Limited Partnerships") which own multi-family apartment complexes that are eligible for Federal low-income housing and, in certain cases, California Low Income Housing Tax Credits (the "Low Income Housing Credit").

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

Pursuant to a registration statement filed with the Securities and Exchange Commission on January 2, 1992, the Partnership commenced a public offering of 15,000 Units of Limited Partnership Interest ("Units") at a price of $1,000 per Unit. As of the close of the public offering on September 30, 1993, a total of 15,000 Units representing $15,000,000 had been sold. Holders of Units are referred to herein as "Limited Partners." The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The Limited Partners will be allocated the remaining 99% of these items in proportion to their respective investments.

After the Limited Partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received proceeds equal to its capital contribution and a subordinated disposition fee from the remainder, any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.


The Partnership shall continue in full force and effect until December 31, 2050 unless terminated prior to that date pursuant to the partnership agreement.

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)

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

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Certain Risks and Uncertainties, continued
------------------------------------------
Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and/or suspend services for this or any other reason.

No trading market for the Units exists or is expected to develop. Limited Partners may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.


Exit Strategy
-------------
The IRS compliance period for Low Income Housing Tax Credit properties is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their compliance periods.

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

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Equity in losses of Limited Partnerships for the periods ended September 30, 2005 and 2004 have been recorded by the Partnership based on six months of reported results estimated by management of the Partnership. Management's estimate for the six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Cash and Cash Equivalents
-------------------------
The Partnership considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2005 and March 31, 2005, the Partnership had no cash equivalents.


Concentration of Credit Risk
----------------------------
At September 30, 2005, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum.

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

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Reporting Comprehensive Income
------------------------------
The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income for all periods presented, as defined by SFAS No. 130.

New Accounting Pronouncements
-----------------------------
As of March 31, 2004, the Partnership adopted FASB Interpretation No. 46 - Revised, Consolidation of Variable Interest Entities ("FIN 46R"). FIN 46R provides guidance as to when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements, and when a company should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, and a VIE must be consolidated by a company if it is the primary beneficiary because a primary beneficiary absorbs the majority of the entity's expected losses, the majority of the expected residual returns, or both.

Under FIN 46R, the Local Limited Partnerships in which the Partnership invests are VIEs. However, management does not consolidate the Partnership's interests in these VIE's under FIN 46R, as the Partnership is not considered the primary beneficiary. Rather, the Partnership currently records the amount of the investment in the Local Limited Partnerships as an asset in the balance sheet, and recognizes its share of Local Limited Partnership income or loss in the statement of operations.

The Partnership's balance in its investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represent its maximum exposure to loss. The Partnership's exposure to loss is mitigated by the condition and financial performance of the underlying properties, as well as the strength of the Local General Partners and their guarantee against credit recapture.

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

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                   For the Six               For the Year
                                                                   Months Ended                  Ended
                                                                September 30, 2005          March 31, 2005
                                                              -----------------------      ------------------
     Investments per balance sheet, beginning of period       $              57,307      $          514,148
     Impairment loss                                                              -                (330,705)
     Equity in losses of limited partnerships                               (20,658)               (116,289)
     Distributions received from limited partnerships                             -                  (2,291)
     Amortization of capitalized acquisition fees and
     costs                                                                     (170)                 (7,556)
                                                                ---------------------      ------------------
     Investments per balance sheet, end of period             $              36,479      $           57,307
                                                                =====================      ==================

Selected financial information for the Six months ended September 30, 2005 and 2004 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:


                                COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                       2005                      2004
                                                               ----------------------      ------------------
        Revenues                                             $             3,522,000     $         3,675,000
                                                               ----------------------      ------------------
        Expenses:
          Operating expenses                                               2,424,000               2,484,000
          Interest expense                                                   712,000                 867,000
          Depreciation and amortization                                      872,000                 944,000
                                                               ----------------------      ------------------
        Total expenses                                                     4,008,000               4,295,000
                                                               ----------------------      ------------------

        Net loss                                             $              (486,000)     $         (620,000)
                                                               ======================      ==================
                                                             $              (480,000)     $         (613,000)
        Net loss allocable to the Partnership
                                                               ======================      ==================
        Net loss recorded by the Partnership                 $               (21,000)     $          (71,000)
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

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------
Under the terms of the Partnership Agreement the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a) Annual asset management fee. An annual asset management fee equal to 0.5% of the invested assets of the Local Limited Partnerships. Invested Assets means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Apartment Complexes owned by such Local Limited Partnerships. Fees of $149,732 and $149,731 were incurred during six months ended September 30, 2005 and 2004, respectively. The Partnership paid the General Partner or its affiliates $20,625 and $22,500 of those fees during the six months ended September 30, 2005 and 2004, respectively.

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

(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements were approximately $29,652 and $6,360 during the six months ended September 30, 2005 and 2004, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                                       September 30, 2005              March 31, 2005
   Asset management fee payable                  $              3,057,914       $           2,928,807
   Reimbursement  for  expenses  paid by the
   General Partner and/or its affiliates                           10,931                      20,131
                                                    ----------------------         -------------------
                                                 $              3,068,845       $           2,948,938
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

Risks and uncertainties inherent in forward-looking statements include, but are not limited to, our future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the Low Income Housing Tax Credits property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2005 and 2004, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2005 consisted primarily of $181,000 in cash and aggregate investments in the forty-eight Local Limited Partnerships of $36,000. Liabilities at September 30, 2005 primarily consisted of $3,069,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004. The Partnership's net loss for the three months ended September 30, 2005 was $(85,000), reflecting a decrease of $26,000 from the net loss for the three months ended September 30, 2004 of $(111,000). This decrease was primarily due to equity in losses of limited partnerships, which decreased by $20,000 to $(10,000), for the three months ended September 30, 2005 compared to $(30,000) for the three months ended September 30, 2004. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 2005. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. Along with the decrease in equity in losses of limited partnerships, the loss from operations decreased by $6,000, from $(80,000) for the three months ended September 30, 2004 to $(74,000) for the three months ended September 30, 2005, due to a $1,000 decrease in operating expenses and a $5,000 increase in distribution income.

Six Months Ended September 30, 2005 Compared to Six Months Ended September 30, 2004. The Partnership's net loss for the six months ended September 30, 2005 was $(173,000), reflecting a decrease of $57,000 from the net loss for the six months ended September 30, 2004 of $(230,000). This decrease was primarily due to equity in losses of limited partnerships, which decreased by $(50,000) to $(21,000), for the six months ended September 30, 2005 compared to $(71,000) for the six months ended September 30, 2004. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 2005. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. Along with the decrease in equity in losses of limited partnerships, the loss from operations decreased by $7,000, from $(159,000) for the six months ended September 30, 2004 to $(152,000) for the six months ended September 30, 2005, due to a $3,000 decrease in operating expenses and a $4,000 increase in distribution income. The decrease in operating expenses was primarily due to a $10,000 decrease in amortization expense which was offset by a $(7,000) increase in legal and accounting expenses.

Cash Flows

Six Months Ended  September 30, 2005 Compared to Six Months Ended  September 30,
2004. Net cash used during the six months ended September 30, 2005 was $(32,000), compared to net cash used in the six months ended September 30, 2004 of $(12,000), reflecting an increase of $(20,000). The change was primarily due to a decrease of $14,000 in accrued fees and expenses due to General Partner and affiliates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, contintued

During the six months ended September 30, 2005, accrued asset management fees payable and advances due to the General Partner increased by $120,000. The General Partner does not anticipate that the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

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

         Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         NONE

Item 2.  Changes in Securities and Use of Proceeds

         NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE

Item 6.  Exhibits

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes -Oxley Actof 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes -Oxley Act of 2002. (filed herewith)

32.1     Section 1350 Certification  of  the  Chief  Executive   Officer. (filed
         herewith)

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

WNC HOUSING TAX CREDITS III, L.P.

By:  WNC Tax Credit Partners, L.P.  General Partner


By:  WNC & ASSOCIATES, INC.         General Partner





By: /s/ Wilfred N. Cooper, Jr.
    --------------------------
Wilfred N. Cooper, Jr.
Chairman and Chief Executive Officer of WNC & Associates, Inc.

Date: December 29, 2005





By: /s/ Thomas J. Riha
----------------------
Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:  December 29, 2005