Form 10-Q
period 2005-12-31
WNC HOUSING TAX CREDIT FUND III L P
filed 2006-02-21
CIK 875278

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from          to
                                           ----------  ---------
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

Yes           No      X
   -----------  ------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes           No       X
   -----------  ------------

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                For the Quarterly Period Ended December 31, 2005

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Balance Sheets
           December 31, 2005 and March 31, 2005................................3

     Statements of Operations
           For the Three and Nine Months Ended December 31, 2005 and 2004......4

     Statement of Partners' Deficit
           For the Nine Months Ended December 31, 2005 ........................5

     Statements of Cash Flows
           For the Nine Months Ended December 31, 2005 and 2004................6

     Notes to Financial Statements.............................................7

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

     Item 3. Quantitative and Qualitative Disclosures about Market Risk.......15

     Item 4. Procedures and Controls..........................................15

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................16

     Item 2. Changes in Securities and Use of Proceeds........................16

     Item 3. Defaults Upon Senior Securities..................................16

     Item 4. Submission of Matters to a Vote of Security Holders..............16

     Item 5. Other Information................................................16

     Item 6. Exhibits.........................................................16

     Signatures...............................................................17

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                     December 31, 2005             March 31, 2005
                                                                   -----------------------        ------------------
                                                                        (unaudited)                  (unaudited)
ASSETS
Cash and cash equivalents                                        $               149,134        $         212,588

Investments in limited partnerships, net (Note 2)                                 33,899                   57,307
                                                                   -----------------------        ------------------
                                                                 $               183,033        $         269,895
                                                                   =======================        ==================
LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to
     General Partner and affiliates (Note 3)                     $             3,126,255        $       2,948,938

Partners' deficit:
  General Partner                                                                (69,954)                 (67,312)
  Limited Partners (15,000 units authorized; 15,000 units
    issued and outstanding)                                                   (2,873,268)              (2,611,731)
                                                                   -----------------------        ------------------
      Total partners' deficit                                                 (2,943,222)              (2,679,043)
                                                                   -----------------------        ------------------
                                                                 $               183,033        $         269,895
                                                                   =======================        ==================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2005 and 2004
                                   (unaudited)

                                                          2005                                        2004
                                       -------------------------------------------    -------------------------------------
                                         Three Months             Nine Months          Three Months         Nine Months
                                       ------------------      -------------------    ----------------    -----------------
Interest income                      $               211      $               679   $             134   $              474
Distribution income                                    -                   17,782                 500               14,394
                                       ------------------      -------------------    ----------------    -----------------
                                                     211                   18,461                 634               14,868
                                       ------------------      -------------------    ----------------    -----------------
Operating expenses:
  Amortization (Note 2)                               85                      255               4,891               14,940
  Asset management fees (Note 3)                  74,866                  224,598              74,866              224,597
  Legal and accounting                            13,092                   28,943                   -                9,000
  Other                                            1,089                    5,691               6,470               10,691
                                       ------------------      -------------------    ----------------    -----------------
    Total operating expenses                      89,132                  259,487              86,227              259,228
                                       ------------------      -------------------    ----------------    -----------------
Loss from operations                             (88,921)                (241,026)            (85,593)            (244,360)

Equity in losses of
 limited partnerships (Note 2)                    (2,495)                 (23,153)             (7,924)             (78,877)
                                       ------------------      -------------------    ----------------    -----------------
Net loss                             $           (91,416)     $          (264,179)   $        (93,517)   $        (323,237)
                                       ==================      ===================    ================    =================
Net loss allocated to:
  General Partner                    $              (914)     $            (2,642)   $           (935)   $          (3,232)
                                       ==================      ===================    ================    =================
  Limited Partners                   $           (90,502)     $          (261,537)   $        (92,582)   $        (320,005)
                                       ==================      ===================    ================    =================
Net loss per limited
  partner unit                       $                (6)     $               (17)   $             (6)   $             (21)
                                       ==================      ===================    ================    =================
Outstanding weighted limited
  partner units                                   15,000                   15,000              15,000               15,000
                                       ==================      ===================    ================    =================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                   For the Nine Months Ended December 31, 2005
                                   (unaudited)

                                                          General               Limited
                                                          Partner               Partners                 Total
                                                       ---------------      ----------------      ------------------
Partners' deficit at March 31, 2005                  $       (67,312)     $     (2,611,731)       $       (2,679,043)

Net loss                                                      (2,642)             (261,537)                 (264,179)
                                                       ---------------      ----------------      ------------------
Partners' deficit at December 31, 2005               $       (69,954)     $     (2,873,268)       $       (2,943,222)
                                                       ===============      ================      ==================

                 See accompanying notes to financial statements
                                       5

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2005 and 2004
                                   (unaudited)

                                                                            2005                 2004
                                                                        --------------      ---------------
Cash flows from operating activities:
  Net loss                                                            $     (264,179)     $      (323,237)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                             255               14,940
        Equity in losses of limited partnerships                              23,153               78,877
        Change in accrued  fees and expenses due to
         General Partner and affiliates                                      177,317              199,531
                                                                        --------------      ---------------
Net cash used in operating activities                                        (63,454)             (29,889)
                                                                        --------------      ---------------
Cash flows from investing activities:
    Distributions received from limited partnerships                               -                2,291
                                                                        --------------      ---------------
Net decrease in cash and cash equivalents                                    (63,454)             (27,598)

Cash and cash equivalents, beginning of period                               212,588              226,870
                                                                        --------------      ---------------
Cash and cash equivalents, end of period                              $      149,134      $       199,272
                                                                        ==============      ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                         $            -      $             -
                                                                        ==============      ===============

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
General
-------
The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2005.

Organization
------------
WNC Housing Tax Credit Fund III, L.P. ("the Partnership") is a California Limited Partnership formed under the laws of the State of California on May 10, 1991. The Partnership was formed to acquire limited partnership interests or membership interests in other limited partnerships or limited liability companies ("Local Limited Partnerships") which own multi-family housing complexes (the "Housing Complex") that are eligible for Federal low-income housing and, in certain cases, California Low Income Housing Tax Credits (the "Low Income Housing Tax Credits").

The general partner of the Partnership is WNC Tax Credit Partners, L.P. (the "General Partner"). WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper, Sr. are the general partners of the General Partner. The chairman and president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership and General Partner have no employees of their own.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

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

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership when it no longer provides tax benefits to Limited Partners. However, Local Limited Partnership interests may be disposed of at any time by Associates in its discretion. To date, no properties in the Partnership have been selected for disposition.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Method of Accounting for Investments in Limited Partnerships, continued
-----------------------------------------------------------------------
Equity in losses of Limited Partnerships for the periods ended December 31, 2005 and 2004 have been recorded by the Partnership based on nine months of reported results estimated by management of the Partnership. Management's estimate for the nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received by Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

Cash and Cash Equivalents
-------------------------
The Partnership considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2005 and March 31, 2005, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------
At December 31, 2005, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum. The partnership believed it is not exposed to any significant financial risk on cash.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                   For the Nine              For the Year
                                                                   Months Ended                  Ended
                                                                December 31, 2005           March 31, 2005
                                                              -----------------------      ------------------
     Investments per balance sheet, beginning of period       $              57,307      $          514,148
     Impairment loss                                                              -                (330,705)
     Equity in losses of limited partnerships                               (23,153)               (116,289)
     Distributions received from limited partnerships                             -                  (2,291)
     Amortization of capitalized acquisition fees and
     costs                                                                     (255)                 (7,556)
                                                                ---------------------      ------------------
     Investments per balance sheet, end of period             $              33,899      $           57,307
                                                                =====================      ==================

Selected financial information for the nine months ended December 31, 2005 and 2004 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                       2005                      2004
                                                               ----------------------      ------------------
        Revenues                                             $             5,283,000     $         5,513,000
        Expenses:

          Interest expense                                                 1,068,000               1,300,000
          Depreciation and amortization                                    1,308,000               1,417,000
          Operating expenses                                               3,636,000               3,725,000
                                                               ----------------------      ------------------
        Total expenses                                                     6,012,000               6,442,000
                                                               ----------------------      ------------------
        Net loss                                             $              (729,000)     $         (929,000)
                                                               ======================      ==================
        Net loss allocable to the Partnership                $              (720,000)     $         (919,000)
                                                               ======================      ==================
        Net loss recorded by the Partnership                 $               (23,000)     $          (79,000)
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

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------
Under the terms of the Partnership Agreement the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a) Annual asset management fee. An annual asset management fee equal to 0.5% of the invested assets of the Local Limited Partnerships. Invested Assets means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset Management fees of $224,598 and $224,597 were incurred during the nine months ended December 31, 2005 and 2004, respectively. The Partnership paid the General Partner or its affiliates $27,500 and $30,000 of those fees during the nine months ended December 31, 2005 and 2004, respectively.

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

(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements were $54,415 and $14,757 during the nine months ended December 31, 2005 and 2004, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                                        December 31, 2005              March 31, 2005
   Asset management fee payable                  $              3,125,905       $           2,928,807
   Reimbursement  for  expenses  paid by the
   General Partner and/or its affiliates                              350                      20,131
                                                    ----------------------         -------------------
                                                 $              3,126,255       $           2,948,938
                                                    ======================         ===================

The General Partner and/or its affiliates does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2005 and 2004, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2005 consisted primarily of $149,000 in cash and aggregate investments in the forty-eight Local Limited Partnerships of $34,000. Liabilities at December 31, 2005 primarily consisted of $3,126,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004. The Partnership's net loss for the three months ended December 31, 2005 was $(92,000), reflecting a decrease of $2,000 from the net loss for the three months ended December 31, 2004 of $(94,000). This decrease was due to equity in losses of limited partnerships, which decreased by $5,000 to $(3,000), for the three months ended December 31, 2005 compared to $(8,000) for the three months ended December 31, 2004. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships, as the investments in such Local Limited Partnerships had reached $0 at December 31, 2005. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. Along with the decrease in equity in losses of limited partnerships, the loss from operations increased by $(3,000), from $(86,000) for the three months ended December 31, 2004 to $(89,000) for the three months ended December 31, 2005, due to an increase in legal and accounting expenses of $(13,000) offset by a $5,000 decrease in amortization and a $5,000 decrease in other operating expenses.

Nine Months Ended December 31, 2005 Compared to Nine Months Ended December 31, 2004. The Partnership's net loss for the nine months ended December 31, 2005 was $(264,000), reflecting a decrease of $59,000 from the net loss for the nine months ended December 31, 2004 of $(323,000). This decrease was primarily due to equity in losses of limited partnerships, which decreased by $56,000 to $(23,000), for the nine months ended December 31, 2005 compared to $(79,000) for the nine months ended December 31, 2004. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships, as the investments in such Local Limited Partnerships had reached $0 at December 31, 2005. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. Along with the decrease in equity in losses of limited partnerships, the loss from operations decreased by $3,000, from $(244,000) for the nine months ended December 31, 2004 to $(241,000) for the nine months ended December 31, 2005, due to a $5,000 decrease in other operating expenses, a $14,000 decrease in amortization expense, a $4,000 increase in distribution income all of which were offset by a $(20,000) increase in legal and accounting expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Flows

Nine Months Ended December 31, 2005 Compared to Nine Months Ended December 31, 2004. Net cash used during the nine months ended December 31, 2005 was $(64,000), compared to net cash used in the nine months ended December 31, 2004 of $(28,000), reflecting an increase of $(36,000) in cash used. The change was primarily due to the increase of $(34,000) of cash used in operating activities which consisted of a decrease of $(22,000) in accrued fees and expenses due to General Partner and affiliates, $(15,000) increase in legal and accounting and other expenses which were paid and offset by a $3,000 increase in distribution income. Along with the change in cash used in operating activities there was a $(2,000) decrease in cash provided by investing activities due to a decrease of $2,000 in distribution received from limited partnerships.

During the nine months ended December 31, 2005, accrued asset management fees payable and advances due to the General Partner increased by $177,000. The General Partner does not anticipate that the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         NONE

Item 2.  Changes in Securities and Use of Proceeds

         NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE

Item 6.  Exhibits

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-15(e)and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2     Certification  of the  Principal  Financial  Officer   pursuant to Rule
         13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

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

Date: February 17, 2006





By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:  February 17, 2006