Form 10-K
period 2006-03-31
WNC HOUSING TAX CREDIT FUND III L P
filed 2007-02-27
CIK 875278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                    For the fiscal year ended March 31, 2006

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the transition period from           to
                                           -----------  -----------

                         Commission file number: 0-21494


                      WNC HOUSING TAX CREDIT FUND III, L.P.
             (Exact name of registrant as specified in its charter)

              California                               33-0463432
             (State or other jurisdiction of        (I.R.S. Employer
            incorporation or organization)          Identification No.)


            17782 Sky Park Circle                          92614-6404
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

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of Class)


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes      No   X
   ------  -------

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes      No   X
  -------  -------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes           No     X
   -----------  ------------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer     Accelerated filer     Non-accelerated filer  X
                       -----                 -----                     ------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     No   X
   -----  ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer.
Yes         No    X
   ---------  ----------

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

                                      NONE

PART I.

Item 1.  Business

Organization

WNC Housing Tax Credit Fund III, L.P. ("the Partnership") is a California Limited Partnership formed under the laws of the State of California on May 10, 1991. The Partnership was formed to acquire limited partnership interests or membership interest in other limited partnerships or limited liability companies ("Local Limited Partnerships") which own and operate multi-family housing complexes ("Housing Complexes") that are eligible for Federal low-income housing and, in certain cases, California low-income housing tax credits (the "Low Income Housing Tax Credits").

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

Pursuant to a registration statement filed with the Securities and Exchange Commission on April 27, 1990, the Partnership commenced a public offering of 15,000 Units of Limited Partnership Interest ("Partnership Units") at a price of $1,000 per Partnership Unit. The General Partner concluded the sale of
Partnership Units on September 30, 1993. A total of 15,000 Partnership Units representing $15,000,000 had been sold. Holders of Partnership Units are referred to herein as "Limited Partners."

The Partnership shall continue in full force and effect until December 31, 2050 unless terminated prior to that date pursuant to the Partnership Agreement (as defined below) or law.

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Tax Credits. The Partnership's principal business consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which owns and operates a Housing Complex which qualifies for the Low Income Housing Tax Credits. In general, under
Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Tax Credit to be used to reduce Federal taxes otherwise due in each year of a ten-year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the California Low Income Housing Tax Credit to be used against California taxes otherwise due in each year of a four-year period. Each Housing Complex is subject to a 15 year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

In general, in order to avoid recapture of Low Income Housing Tax Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, dated May 10, 1991 (the "Partnership Agreement"), will be accomplished promptly at the end of the Compliance Period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Tax Credits.

The Partnership invested in 48 Local Limited Partnerships, none of which had been sold or otherwise disposed as of March 31, 2006. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the Federal Low Income Housing Tax Credit. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

Certain Risks and Uncertainties

Item 1A.  Risk Factors

Set forth below are the principal risks the Partnership believes are material to the Limited Partners. The Partnership and the Local Limited Partnerships operate in a continually changing business environment and, therefore, new risks emerge from time to time. This section contains some forward-looking statements. For an explanation of the qualifications and limitations on forward-looking statements, see Item 7.

(a) Risks arising from the Internal Revenue Code rules governing Low Income Housing Tax Credits

     Low Income Housing Tax Credits might not be available. If a Housing Complex does not satisfy the requirements of Internal Revenue Code Section 42, then the Housing Complex will not be eligible for Low Income Housing Tax Credits.

     Low Income Housing Tax Credits might be less than anticipated. The Local General Partners will calculate the amount of the Low Income Housing Tax Credits. No opinion of counsel will cover the calculation of the amount of Low Income Housing Tax Credits. The IRS could challenge the amount of the Low Income Housing Tax Credits claimed for any Housing Complex under any of a number of provisions set forth in Internal Revenue Code Section 42. A successful challenge by the IRS would decrease the amount of the Low Income Housing Tax Credits from the amount paid for by the Partnership.

     Unless a bond is posted or a Treasury Direct Account is established, Low Income Housing Tax Credits may be recaptured if Housing Complexes are not owned and operated for 15 years. Housing Complexes must comply with Internal Revenue Code Section 42 for the 15-year Compliance Period. Low Income Housing Tax Credits will be recaptured with interest to the extent that a Housing Complex is not rented as low income housing or in some other way does not satisfy the requirements of Internal Revenue Code Section 42 during the Compliance Period. For example, unless a bond is posted or a Treasury Direct Account is established, recapture with interest would occur if:

     o a Local Limited Partnership disposed of its interest in a Housing Complex during the Compliance Period, or
     o    the   Partnership   disposed  of  its  interest  in  a  Local  Limited
          Partnership during the Compliance Period.

For these purposes, disposition includes transfer by way of foreclosure.

It will be up to the Partnership to determine whether to post a bond. There is no obligation under the agreements with the Local Limited Partnerships that the Local Limited Partnerships must do so.

There can be no assurance that recapture will not occur. If it does, recapture will be a portion of all credits taken in prior years for that Housing Complex, plus interest. During the first 11 years of the Compliance Period, non-compliance results in one-third of the credits up to that point for the particular Housing Complex being recaptured, plus interest. Between years 12 and 15, the recapture is phased out ratably.

     Sales of Housing Complexes after 15 years are subject to limitations which may impact a Local Limited Partnership's ability to sell its Housing Complex. Each Local Limited Partnership executes an extended low income housing commitment with the state in which the Housing Complex is located. The extended low income housing commitment states the number of years that the Local Limited Partnership and any subsequent owners must rent the Housing Complex as low income housing. Under Federal law, the commitment must be for at least 30 years. The commitment, actually agreed to, may be significantly longer than 30 years. In prioritizing applicants for Low Income Housing Tax Credits, most states give additional points for commitment periods in excess of 30 years. On any sale of the Housing Complex during the commitment period, the purchaser would have to agree to continue to rent the Housing Complex as low income housing for the duration of the commitment period. This requirement reduces the potential market, and possibly the sales price, for the Housing Complexes. The sale of a Housing Complex may be subject to other restrictions. For example, Federal lenders or subsidizers may have the right to approve or disapprove a purchase of a Housing Complex. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex.

Even if it does so, there can be no assurance that any significant amount of cash will be distributed to the Limited Partners. As a result, a material portion of the Low Income Housing Tax Credits may represent a return of the money originally invested in the Partnership.

     Limited Partners can only use Low Income Housing Tax Credits in limited amounts. The ability of an individual or other non-corporate Limited Partner to claim Low Income Housing Tax Credits on his individual tax return is limited. For example, an individual Limited Partner can use Low Income Housing Tax Credits to reduce his tax liability on:

     o an unlimited amount of passive income, which is income from entities such as the Partnership, and
     o    $25,000 in income from other sources.

However, the use of Low Income Housing Tax Credits by an individual against these types of income is subject to ordering rules, which may further limit the use of Low Income Housing Tax Credits. Some corporate Limited Partners are subject to similar and other limitations. They include corporations which provide personal services, and corporations which are owned by five or fewer shareholders.

Any portion of a Low Income Housing Tax Credit which is allowed to a Limited Partner under such rules is then aggregated with all of the Limited Partner's other business credits. The aggregate is then subject to the general limitation on all business credits. That limitation provides that a Limited Partner can use business credits to offset the Limited Partner's annual tax liability equal to $25,000 plus 75% of the Limited Partner's tax liability in excess of $25,000. However, business credits may not be used to offset any alternative minimum tax. All of these concepts are extremely complicated.

(b) Risks related to investment in Local Limited Partnerships and Housing Complexes

     Because the Partnership has few investments, each investment will have a great impact on the Partnership's results of operations. Any single Housing Complex experiencing poor operating performance, impairment of value or recapture of Low Income Housing Tax Credits will have a significant impact upon the Partnership as a whole.

     The failure to pay mortgage debt could result in a forced sale of a Housing Complex. Each Local Limited Partnership leverages the Partnership's investment therein by incurring mortgage debt. A Local Limited Partnership's revenues could be less than its debt payments and taxes and other operating costs. If so, the Local Limited Partnership would have to use working capital reserves, seek additional funds, or suffer a forced sale of its Housing Complex, which could include a foreclosure. The same results could occur if government subsidies ceased. Foreclosure would result in a loss of the Partnership's capital invested in the Housing Complex. Foreclosure could also result in a recapture of Low Income Housing Tax Credits and a loss of Low Income Housing Tax Credits for the year in which the foreclosure occurs. If the Housing Complex is highly-leveraged, a relatively slight decrease in the rental revenues could adversely affect the Local Limited Partnership's ability to pay its debt service requirements. Mortgage debt may be repayable in a self-amortizing series of equal installments or with a large balloon final payment. Balloon payments maturing prior to the end of the anticipated holding period for the Housing Complex create the risk of a forced sale if the debt cannot be refinanced. There can be no assurance that additional funds will be available to any Local Limited Partnership if needed on acceptable terms or at all.

     The Partnership does not control the Local Limited Partnerships and must rely on the Local General Partners. The Local General Partners will make all management decisions for the Local Limited Partnerships and the Housing Complexes. The Partnership has very limited rights with respect to management of the Local Limited Partnerships. The Partnership will not be able to exercise any control with respect to Local Limited Partnership business decisions and operations. Consequently, the success of the Partnership will depend on the abilities of the Local General Partners.

     Housing Complexes subsidized by other government programs are subject to additional rules which may make it difficult to operate and sell Housing
Complexes. Some or all of the Housing Complexes receive or may receive government financing or operating subsidies in addition to Low Income Housing Tax Credits. The following are risks associated with some such subsidy programs:

     o Obtaining tenants for the Housing Complexes. Government regulations limit the types of people who can rent subsidized housing. These regulations may make it more difficult to rent the residential units in the Housing Complexes.
     o Obtaining rent increases. In many cases rents can only be increased with the prior approval of the subsidizing agency.
     o Limitations on cash distributions. The amount of cash that may be distributed to owners of subsidized Housing Complexes is less than the amount that could be earned by the owners of non-subsidized Housing Complexes.
     o Limitations on sale or refinancing of the Housing Complexes. A Local Limited Partnership may be unable to sell its Housing Complex or to refinance its mortgage loan without the prior approval of the subsidizer. The subsidizer may withhold such approval in the discretion of the subsidizer. Approval may be subject to conditions, including the condition that the purchaser continues to operate the property as affordable housing for terms which could be as long as 30 years or more. In addition, any prepayment of a mortgage may result in the assessment of a prepayment penalty.
     o Limitations on transfers of interests in Local Limited Partnerships. The Partnership may be unable to sell its interest in a Local Limited Partnership without the prior approval of the subsidizer. The subsidizer may withhold such approval in the discretion of the subsidizer. Approval may be subject to conditions.
     o Limitations on removal and admission of Local General Partners. The Partnership may be unable to remove a Local General Partner from a Local Limited Partnership except for cause, such as the violation of the rules of the subsidizer. Regulations may prohibit the removal of a Local General Partner or permit removal only with the prior approval of the subsidizer. Regulations may also require approval of the admission of a successor Local General Partner even upon the death or other disability of a Local General Partner.
     o Limitations on subsidy payments. Subsidy payments may be fixed in amount and subject to annual legislative appropriations. The rental revenues of a Housing Complex, when combined with the maximum committed subsidy, may be insufficient to meet obligations. Congress or the state legislature, as the case may be, may fail to appropriate or increase the necessary subsidy. In those events, the mortgage lender could foreclose on the Housing Complex unless a workout arrangement could be negotiated.
     o Possible changes in applicable regulations. Legislation may be enacted which adversely revises provisions of outstanding mortgage loans. Such legislation has been enacted in the past.
     o Limited Partners may not receive distributions if Housing Complexes are sold. There is no assurance that Limited Partners will receive any cash distributions from the sale or refinancing of a Housing Complex. The price at which a Housing Complex is sold may not be high enough to pay the mortgage and other expenses which must be paid at such time. If that happens, a Limited Partner's return may be derived only from the Low Income Housing Tax Credits and tax losses.

     Uninsured casualties could result in losses and recapture. There are casualties which are either uninsurable or not economically insurable. These include earthquakes, floods, wars and losses relating to hazardous materials or environmental matters. If a Housing Complex experienced an uninsured casualty, the Partnership could lose both its invested capital and anticipated profits in such property. Even if the casualty were an insured loss, the Local Limited Partnership might be unable to rebuild the destroyed property. A portion of prior tax credits could be recaptured and future tax credits could be lost if the Housing Complex were not restored within a reasonable period of time. And liability judgments against the Local Limited Partnership could exceed available insurance proceeds or otherwise materially and adversely affect the Local Limited Partnership. The cost of liability and casualty insurance has increased in recent years. Casualty insurance has become more difficult to obtain and may require large deductible amounts.

     Housing Complexes without financing or operating subsidies may be unable to pay operating expenses. If a Local Limited Partnership were unable to pay operating expenses, one result could be a forced sale of its Housing Complex. If a forced sale occurs during the first 15 years of a Housing Complex, a partial recapture of Low Income Housing Tax Credits could occur. In this regard, some of the Local Limited Partnerships may own Housing Complexes which have no subsidies other than Low Income Housing Tax Credits. Those Housing Complexes do not have the benefit of below-market-interest-rate financing or operating subsidies which often are important to the feasibility of low income housing. Those Housing
Complexes rely solely on rents to pay expenses. However, in order for any Housing Complex to be eligible for Low Income Housing Tax Credits, it must restrict the rent which may be charged to tenants. Over time, the expenses of a Housing Complex will increase. If a Local Limited Partnership cannot increase its rents, it may be unable to pay increased operating expenses.

     The Partnership's investment protection policies will be worthless if the net worth of the Local General Partners is not sufficient to satisfy their obligations. There is a risk that the Local General Partners will be unable to perform their financial obligations to the Partnership. The General Partner has not established a minimum net worth requirement for the Local General Partners. Rather, each Local General Partner demonstrates a net worth which the General Partner believes is appropriate under the circumstances. The assets of the Local General Partners are likely to consist primarily of real estate holdings and similar assets. The fair market value of these types of assets is difficult to estimate. These types of assets cannot be readily liquidated to satisfy the financial guarantees and commitments which the Local General Partners make to the Partnership. Moreover, other creditors may have claims on these assets. No escrow accounts or other security arrangements will be established to ensure performance of a Local General Partner's obligations. The cost to enforce a Local General Partner's obligations may be high. If a Local General Partner does not satisfy its obligations the Partnership may have no remedy, or the remedy may be limited to removing the Local General Partner as general partner of the Local Limited Partnership.

     Fluctuating economic conditions can reduce the value of real estate. Any investment in real estate is subject to risks from fluctuating economic conditions. These conditions can adversely affect the ability to realize a profit or even to recover invested capital. Among these conditions are:

     o    the general and local job market,
     o    the availability and cost of mortgage financing,
     o    monetary inflation,
     o    tax, environmental, land use and zoning policies,
     o    the supply of and demand for similar properties,
     o    neighborhood conditions,
     o    the availability and cost of utilities and water.

(c)  Tax risks other than those relating to tax credits

In addition to the risks pertaining specifically to tax credits, there are other Federal income tax risks. Additional Federal income tax risks associated with the ownership of Partnership Units and the operations of the Partnership and the Local Limited Partnerships include, but are not limited to, the following:

          No opinion of counsel as to certain matters. No legal opinion is obtained regarding matters:

     o    the determination of which depends on future factual circumstances,
     o    which are peculiar to individual Limited Partners, or
     o    which are not customarily the subject of an opinion.

The more significant of these matters include:

     o allocating purchase price among components of a property, particularly as between buildings and fixtures, the cost of which is depreciable, and the underlying land, the cost of which is not depreciable,
     o characterizing expenses and payments made to or by the Partnership or a Local Limited Partnership,
     o identifying the portion of the costs of any Housing Complex which qualify for historic and other tax credits,
     o applying to any specific Limited Partner the limitation on the use of tax credits and tax losses. Limited Partners must determine for themselves the extent to which they can use tax credits and tax losses, and
     o the application of the alternative minimum tax to any specific Limited Partner, or the calculation of the alternative minimum tax by any Limited Partner. The alternative minimum tax could reduce the tax benefits from an investment in the Partnership.

There can be no assurance, therefore, that the IRS will not challenge some of the tax positions adopted by the Partnership. The courts could sustain an IRS challenge. An IRS challenge, if successful, could have a detrimental effect on the Partnership's ability to realize its investment objectives.

     Passive activity rules will limit deduction of the Partnership's losses and impose tax on interest income. The Internal Revenue Code imposes limits on the ability of most investors to claim losses from investments in real estate. An individual may claim these so-called passive losses only as an offset to income from investments in real estate or rental activities. An individual may not claim passive losses as an offset against other types of income, such as salaries, wages, dividends and interest. These passive activity rules will restrict the ability of most Limited Partners to use losses from the Partnership as an offset of non-passive income.

     The Partnership may earn interest income on its reserves and loans. The passive activity rules generally will categorize interest as portfolio income, and not passive income. Passive losses cannot be used as an offset to portfolio income. Consequently, a Limited Partner could pay tax liability on portfolio income from the Partnership.

     At risk rules might limit deduction of the Partnership's losses. If a significant portion of the financing used to purchase Housing Complexes does not consist of qualified nonrecourse financing, the "at risk" rules will limit a Limited Partner's ability to claim Partnership losses to the amount the Limited Partner invests in the Partnership. The "at risk" rules of the Internal Revenue Code generally limit a Limited Partner's ability to deduct Partnership losses to the sum of:

     o    the amount of cash the Limited Partner invests in the Partnership, and
     o the Limited Partner's share of Partnership qualified nonrecourse financing.

Qualified nonrecourse financing is non-convertible, nonrecourse debt which is borrowed from a government, or with exceptions, any person actively and regularly engaged in the business of lending money.

     Tax liability on sale of Housing Complex or Local Limited Partnership Interest may exceed the cash available from the sale. When a Local Limited Partnership sells a Housing Complex it will recognize gain. Such gain is equal to the difference between:

     o the sales proceeds plus the amount of indebtedness secured by the Housing Complex, and
     o the adjusted basis for the Housing Complex. The adjusted basis for a Housing Complex is its original cost, plus capital expenditures, minus depreciation.

Similarly, when the Partnership sells an interest in a Local Limited Partnership the Partnership will recognize gain. Such gain is equal to the difference between:

     o the sales proceeds plus the Partnership's share of the amount of indebtedness secured by the Housing Complex, and
     o the adjusted basis for the interest. The adjusted basis for an interest in a Local Limited Partnership is the amount paid for the interest, plus income allocations and cash distributions, less loss allocations.

Accordingly, gain will be increased by the depreciation deductions taken during the holding period for the Housing Complex. In some cases, a Limited Partner could have a tax liability from a sale greater than the cash distributed to the Limited Partner from the sale.

     Alternative minimum tax liability could reduce a Limited Partner's tax benefits. If a Limited Partner pays alternative minimum tax, the Limited Partner could suffer a reduction in benefits from an investment in the Partnership. The application of the alternative minimum tax is personal to each Limited Partner. Tax credits may not be utilized to reduce alternative minimum tax liability.

     IRS could audit the returns of the Partnership, the Local Limited Partnerships or the Limited Partners. The IRS can audit the Partnership or a Local Limited Partnership at the entity level with regard to issues affecting the entity. The IRS does not have to audit each Limited Partner in order to challenge a position taken by the Partnership or a Local Limited Partnership. Similarly, only one judicial proceeding can be filed to contest an IRS determination. A contest by the Partnership of any IRS determination might result in high legal fees.

     An audit of the Partnership or a Local Limited Partnership also could result in an audit of a Limited Partner. An audit of a Limited Partner's tax returns could result in adjustments both to items that are related to the Partnership and to unrelated items. The Limited Partner could then be required to file amended tax returns and pay additional tax plus interest and penalties.

     A successful IRS challenge to tax allocations of the Partnership or a Local Limited Partnership would reduce the tax benefits of an investment in the Partnership. Under the Internal Revenue Code, a partnership's allocation of income, gains, deductions, losses and tax credits must have substantial economic effect. Substantial economic effect is a highly-technical concept. The fundamental principle is two-fold. If a partner will benefit economically from an item of partnership income or gain, that item must be allocated to him so that he bears the correlative tax burden. Conversely, if a partner will suffer economically from an item of partnership deduction or loss, that item must be allocated to him so that he bears the correlative tax benefit. If a partnership's allocations do not have substantial economic effect, then the partnership's tax items are allocated in accordance with each partner's interest in the partnership. The IRS might challenge the allocations made by the
Partnership:

     o    between the Limited Partners and the General Partner,
     o    among the Limited Partners, or
     o    between the Partnership and a Local General Partner.

If any allocations were successfully challenged, a greater share of the income or gain or a lesser share of the losses or tax credits might be allocated to the Limited Partners. This would increase the tax liability or reduce the tax benefits to the Limited Partners.

     Tax liabilities could arise in later years of the Partnership. After a period of years following commencement of operations by a Local Limited Partnership, the Local Limited Partnership may generate profits rather than losses. A Limited Partner would have tax liability on his share of such profits unless he could offset the income with:

     o    unused passive losses from the Partnership or other investments, or
     o    current passive losses from other investments.

In such circumstances, the Limited Partner would not receive a cash distribution from the Partnership with which to pay any tax liability.

     IRS challenge to tax treatment of expenditures could reduce losses. The IRS may contend that fees and payments of the Partnership or a Local Limited
Partnership:

     o    should be deductible over a longer period of time or in a later year,
     o    are excessive and may not be capitalized or deducted in full,
     o    should be capitalized and not deducted, or
     o    may not be included as part of the basis for computing tax credits.

Any such contention by the IRS could adversely impact, among other things:

     o the eligible basis of a Housing Complex used to compute Low Income Housing Tax Credits,
     o    the adjusted basis of a Housing Complex used to compute depreciation,
     o    the correct deduction of fees,
     o the amortization of organization and offering expenses and start-up expenditures.

If the IRS were successful in any such contention, the anticipated tax credits and losses of the Partnership would be reduced, perhaps substantially.

     Changes in tax law might reduce the value of Low Income Housing Tax Credits. Although all Low Income Housing Tax Credits are allocated to a Housing Complex at commencement of the 10-year credit period, there can be no assurance that future legislation may not adversely affect an investment in the Partnership. For example, legislation could reduce or eliminate the value of Low Income Housing Tax Credits. In this regard, before 1986, the principal tax benefit of an investment in low income housing was tax losses. These tax losses generally were used to reduce an investor's income from all sources on a dollar-for-dollar basis. Investments in low income housing were made in reliance on the availability of such tax benefits. However, tax legislation enacted in 1986 severely curtailed deduction of such losses.

     New administrative or judicial interpretations of the law might reduce the value of tax credits. Many of the provisions of the Internal Revenue Code related to low income housing and real estate investments have not been interpreted by the IRS in regulations, rulings or public announcements, or by the courts. In the future, these provisions may be interpreted or clarified by the IRS or the courts in a manner adverse to the Partnership or the Local Limited Partnerships. The IRS constantly reviews the Federal tax rules, and can revise its interpretations of established concepts. Any such revisions could reduce or eliminate tax benefits associated with an investment in the Partnership.

     State income tax laws may adversely affect the Limited Partners. A Limited Partner may be required to file income tax returns and be subject to tax and withholding in each state or local taxing jurisdiction in which: a Housing Complex is located, the Partnership or a Local Limited Partnership engages in business activities, or the Limited Partner is a resident. Corporate Limited Partners may be required to pay state franchise taxes.

     The tax treatment of particular items under state or local income tax laws may vary materially from the Federal income tax treatment of such items. Nonetheless, many of the Federal income tax risks associated with an investment in the Partnership may also apply under state or local income tax law. The Partnership may be required to withhold state taxes from distributions or income allocations to Limited Partners in some instances.

(d)      Risks related to the Partnership and the Partnership Agreement

     The Partnership may be unable to timely provide financial reports to the Limited Partners which would adversely affect their ability to monitor Partnership operations. Each Local General Partner is required to retain independent public accountants and to report financial information to the Partnership in a timely manner. There cannot be any assurance that the Local General Partners will satisfy these obligations. If not, the Partnership would be unable to provide to the Limited Partners in a timely manner its financial statements and other reports. That would impact the Limited Partners' ability to monitor Partnership operations. The Partnership's failure to meet its filing requirements under the Securities Exchange Act of 1934 could reduce the liquidity for the Partnership Units due to the unavailability of public information concerning the Partnership. The failure to file could also result in sanctions imposed by the SEC. Any defense mounted by the Partnership in the face of such sanctions could entail legal and other fees, which would diminish cash reserves.

     Lack of liquidity of investment. It is unlikely that a public market will develop for the purchase and sale of Partnership Units. Accordingly, Limited Partners may not be able to sell their Partnership Units promptly or at a reasonable price. Partnership Units should be considered as a long-term investment because the Partnership is unlikely to sell any Local Limited Partnership Interests for at least 15 years. Partnership Units cannot be transferred to tax-exempt or foreign entities, or through a secondary market. The General Partner can deny effectiveness of a transfer if necessary to avoid adverse tax consequences from the transfer. The General Partner does not anticipate that any Partnership Units will be redeemed by the Partnership.

     The Limited Partners will not control the Partnership and must rely totally on the General Partner. The General Partner will make all management decisions for the Partnership. Management decisions include exercising powers granted to the Partnership by a Local Limited Partnership. Limited Partners have no right or power to take part in Partnership management.

Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority. The Partnership Agreement grants to Limited Partners owning more than 50% of the Partnership Units the right to:

     o    remove the General Partner and elect a replacement general partner,
     o    amend the Partnership Agreement,
     o    terminate the Partnership.

Accordingly, a majority-in-interest of the Limited Partners could cause any such events to occur, even if Limited Partners owning 49% of the Partnership Units opposed such action.

     Limitations on liability of the General Partner to the Partnership. The ability of Limited Partners to sue the General Partner and it affiliates is subject to limitations. The Partnership Agreement limits the liability of the General Partner and it affiliates to the Limited Partners. The General Partner and it affiliates will not be liable to the Limited Partners for acts and omissions: performed or omitted in good faith, and performed or omitted in a manner which the General Partner reasonably believed to be within the scope of its authority and in the best interest of the Limited Partners, provided such conduct did not constitute negligence or misconduct.

Therefore, Limited Partners may be less able to sue the General Partner and it affiliates than would be the case if such provisions were not included in the Partnership Agreement.

     Payment of fees to the General Partner and its affiliates reduces cash available for investment in Local Limited Partnerships. The General Partner and it affiliates perform many services for the Partnership. They are paid fees for these services, which reduce the amount of the cash available for investment in Local Limited Partnerships. Accordingly, an investor investing directly in a low income Housing Complexes would have a greater amount available for investment than an investor investing in low income housing through the Partnership.

     Associates and its affiliates are serving as the general partners of many other partnerships. Depending on their corporate area of responsibility, the officers of Associates initially devote approximately 5% to 50% of their time to the Partnership. These individuals spend significantly less time devoted to the Partnership after the investment of the Partnership's capital in Local Limited Partnerships.

     The interests of Limited Partners may conflict with the interests of the General Partner and its affiliates. The General Partner and its affiliates are committed to the management of more than 100 other limited partnerships that have investments similar to those of the Partnership. The General Partner and its affiliates receive substantial compensation from the Partnership.

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

Item 1B.  Unresolved Staff Comments

NONE

Exit Strategy

The IRS Compliance Period for low-income housing tax credit properties is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their compliance periods.

With that in mind, the General Partner is continuing its review of the Housing Complexes, with special emphasis on the more mature Housing Complexes such as any that have satisfied the IRS compliance requirements. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

As of March 31, 2006, no housing complexes had been selected for disposition. No housing complexes had completed the 15 year compliance period as of March 31, 2006.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. As of March 31, 2006, no Housing
Complexes have been selected for disposition. Therefore the Partnership continues to be accounted for as a going concern.

The proceeds from the disposition of any of the Local Limited Partnership properties will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the Partnership. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partners would then be entitled to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 99% to the Limited Partners (in proportion to their respective investments) and 1% to the General Partners.

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the forty-eight Housing Complexes as of the dates or for the periods indicated:

                                                   ---------------------------------- ----------------------------------------------
                                                       As of March 31, 2006                      As of December 31, 2005
                                                   ---------------------------------- ----------------------------------------------
                                               Partnership's Total Amount of                     Estimated Aggregate  Mortgage
                                                  Investment in   Investment                         Low Income      Balances of
  Local Limited                  General Partner  Limited  Local   Paid to   Number of              Housing Tax     Local Limited
Partnership Name     Location         Name         Partnerships      Date      Units    Occupancy    Credits (1)    Partnership
------------------------------------------------------------------------------------------------------------------------------------
Beaumont Elderly     Beaumont,    Donald W. Sowell
Housing, L.P.        Mississippi                   $ 229,000  $ 229,000         30        97%       $ 462,000       $  913,000

Brownfield Seniors   Brownfield,  Winston Sullivan
Community, Ltd.      Texas                           147,000    147,000         24        96%         292,000          701,000

Buffalo Apartments,  Buffalo,     Donald W. Sowell
Ltd.                 Texas                            91,000     91,000         24        96%         177,000          394,000

Cambridge Court      Grottoes,    The Humphrey
Associates Limited   Virginia     Companies
Partnership                                          254,000    254,000         39        97%         557,000        1,287,000

Candleridge          Bondurant,   Eric A. Sheldahl
Apartments of        Iowa
Bondurant L.P.                                        99,000     99,000         23       100%         222,000          575,000

Candleridge          Waukee, Iowa Eric A. Sheldahl
Apartments of Waukee
L.P.                                                 101,000    101,000         23       100%         227,000          630,000

Carlinville          Carlinville, Kenneth M. Vitor
Associates I, L.P.   Illinois                        105,000    105,000         20        85%         208,000          489,000

Cherokee Housing,    Cedar Bluff, Thomas H. Cooksey
Ltd.                 Alabama      and Apartment
                                  Developers, Inc.   110,000    110,000         19       100%         272,000          607,000

Chester Associates   Chester,     Kenneth M. Vitor
I, a Limited         Illinois
Partnership                                          159,000    159,000         24        92%         358,000          678,000

Clinton Terrace      Albany,      Eddie C. Dalton
Apartments, Ltd.     Kentucky                        138,000    138,000         24        96%         290,000          747,000

                                                   ---------------------------------- ----------------------------------------------
                                                       As of March 31, 2006                      As of December 31, 2005
                                                   ---------------------------------- ----------------------------------------------
                                               Partnership's Total Amount of                     Estimated Aggregate  Mortgage
                                                  Investment in   Investment                         Low Income      Balances of
  Local Limited                  General Partner  Limited  Local   Paid to   Number of              Housing Tax     Local Limited
Partnership Name     Location         Name         Partnerships      Date      Units    Occupancy    Credits (1)    Partnership
------------------------------------------------------------------------------------------------------------------------------------
Coffeeville          Coffeeville, Thomas H. Cooksey
Housing, Ltd.        Alabama      and Apartment
                                  Developers, Inc.    103,000    103,000         19          95%         239,000          529,000

Coosa County         Rockford,    Thomas H. Cooksey
Housing, Ltd.        Alabama      and Apartment
                                  Developers, Inc.    103,000    103,000         19          95%         265,000          542,000

Crockett Manor,      Crockett,    Jean Johnson        184,000    184,000         40         100%         383,000          855,000
Ltd.                 Texas

Crockett Manor       Crockett,     Jean Johnson
Senior Citizens      Texas                            203,000    203,000         36         100%         446,000          999,000
Complex, Ltd.

Delta Manor, L.P.    Techula,      Glenn D. Miller    227,000    227,000         36          97%         499,000        1,212,000
                     Mississippi

Eupora Apartments,   Eupora,       Richard Tenhet and
L.P.                 Mississippi   Geraldine Tenhet   138,000    138,000         36         100%         310,000        1,181,000

Fairview Village V,  Carroll, Iowa Kevin A. Bierl
Limited Partnership                                   119,000    119,000         20         100%         273,000          572,000

Fox Lake Manor       Fox Lake,     William E.
Limited Partnership  Wisconsin     Paschke, Jr. and
                                   Robert E. Campbell  84,000     84,000         12          83%         161,000          364,000

Ft. Deposit Housing, Fort Deposit, Thomas H. Cooksey
Ltd.                 Alabama       and Apartment
                                   Developers, Inc.   127,000    127,000         23          96%         330,000          689,000

                                                   ---------------------------------- ----------------------------------------------
                                                       As of March 31, 2006                      As of December 31, 2005
                                                   ---------------------------------- ----------------------------------------------
                                               Partnership's Total Amount of                     Estimated Aggregate  Mortgage
                                                  Investment in   Investment                         Low Income      Balances of
  Local Limited                  General Partner  Limited  Local   Paid to   Number of              Housing Tax     Local Limited
Partnership Name      Location         Name         Partnerships      Date      Units    Occupancy    Credits (1)    Partnership
------------------------------------------------------------------------------------------------------------------------------------
Gulf Coast             Gulfport,       Philip Napier
Apartments, L.P.       Mississippi                         320,000  320,000      60          90%         698,000        1,368,000

Gulf Coast Apartments  Long Beach,     Philip Napier
of Long Beach, L.P.    Mississippi                         315,000  315,000      59          93%         685,000        1,387,000

Heritage Colonial      Blackshear,     Robert J. Deharder
Homes, L.P.            Georgia         and Jacqueline F.
                                       McPhillips          115,000  115,000      20         100%         126,000          511,000

HOI Limited            Benson, North   Housing
Partnership of Benson  Carolina        Opportunities, Inc. 269,000  269,000      50          96%         577,000        1,091,000

HOI Limited            Dallas, North   Housing
Partnership of Dallas  Carolina        Opportunities, Inc. 366,000  366,000      60          97%         787,000        1,643,000

HOI Limited            Dunn, North     Housing
Partnership of Dunn    Carolina        Opportunities, Inc. 170,000  170,000      34          97%         366,000          787,000

HOI Limited            Kings Mountain, Housing
Partnership of Kings   North Carolina  Opportunities, Inc.
Mt.                                                        262,000  262,000      46         100%         563,000        1,182,000

HOI Limited            Sanford, North  Housing
Partnership of Lee     Carolina        Opportunities, Inc. 419,000  419,000      78          97%         901,000        1,897,000

HOI Limited            Sanford, North  Housing
Partnership of Sanford Carolina        Opportunities, Inc. 277,000  277,000      50         100%         594,000        1,654,000

HOI Limited            Selma, North    Housing
Partnership of Selma   Carolina        Opportunities, Inc. 271,000  271,000      58         100%         582,000        1,087,000

                                                   ---------------------------------- ----------------------------------------------
                                                       As of March 31, 2006                      As of December 31, 2005
                                                   ---------------------------------- ----------------------------------------------
                                               Partnership's Total Amount of                     Estimated Aggregate  Mortgage
                                                  Investment in   Investment                         Low Income      Balances of
  Local Limited                  General Partner  Limited  Local   Paid to   Number of              Housing Tax     Local Limited
Partnership Name     Location         Name         Partnerships      Date      Units    Occupancy    Credits (1)    Partnership
------------------------------------------------------------------------------------------------------------------------------------
Killbuck Limited       Killbuck,       George E. Maharg
Partnership            Ohio                                151,000  151,000      24         100%         338,000          734,000

Lake Ridge             Tiptonville,    Lewis Beasley, Jr.
Apartments, L.P.       Tennessee       and Carol Beasley   317,000  317,000      44          82%         647,000        1,431,000

Levelland Manor, L.P.  Levelland,      1600 Capital
                       Texas           Company             175,000  175,000      36          92%         393,000          887,000

Logan Park Associates  Caldwell, Idaho Riley J. Hill
Limited Partnership                                        571,000  571,000      50         100%       1,281,000        2,231,000

Meadow Run Associates  Gordonsville,   The Humphrey
Limited Partnership    Virginia        Companies
                                                           302,000  302,000      43         100%         662,000        1,467,000
Oakdale Senior         Oakdale,        Oakdale Senior
Housing Limited        California      Housing Corporation
Partnership                                                919,000  919,000      80         100%       2,110,000        2,796,000

Orange Beach Housing,  Orange Beach,   Thomas H. Cooksey
Ltd.                   Alabama         and Apartment
                                       Developers, Inc.    208,000  208,000      31         100%         472,000        1,064,000

Parks I Limited        Chatham,        Sallie B. Garst
Partnership            Virginia        and Lillien S.
                                       Brown               253,000  253,000      39         100%         568,000        1,213,000

Post Manor, L.P.       Post, Texas     1600 Capital
                                       Company             122,000  122,000      24          92%         263,000          620,000

Red Bud Associates I,  Red Bud,        Kenneth M. Vitor
a Limited Partnership  Illinois                            135,000  135,000      20          90%         303,000          586,000

                                                   ---------------------------------- ----------------------------------------------
                                                       As of March 31, 2006                      As of December 31, 2005
                                                   ---------------------------------- ----------------------------------------------
                                               Partnership's Total Amount of                     Estimated Aggregate  Mortgage
                                                  Investment in   Investment                         Low Income      Balances of
  Local Limited                  General Partner  Limited  Local   Paid to   Number of              Housing Tax     Local Limited
Partnership Name     Location         Name         Partnerships      Date      Units    Occupancy    Credits (1)    Partnership
------------------------------------------------------------------------------------------------------------------------------------
Steeleville           Steeleville,    Kenneth M. Vitor
Associates I, a       Illinois
Limited Partnership                                    110,000      110,000     16          88%        247,000           528,000

Tanglewood Limited    Frankfurt,      Georg E. Maharg
Partnership           Ohio            and Maharg Realty,
                                      Inc.              212,000      212,000    36          89%        475,000         1,045,000

Village Lane          Farmington,     ERC Properties,
Properties, a Limited Arkansas        Inc.
Partnership                                             168,000      168,000    36         100%        370,000           866,000

Whitted Forest        Hillsborough,   Hillsborough
Limited Partnership   North Carolina  Affordable Housing
                                      Corporation       685,000      685,000    35          83%      1,572,000           905,000

Wilcam Housing, Ltd.  Camden, Alabama Thomas H. Cooksey
                                      and Apartment
                                      Developers, Inc.  106,000      106,000    19          89%        299,000           609,000

Wills Point Manor,    Wills Point,    1600 Capital
L.P.                  Texas           Company           124,000      124,000    24         100%        277,000           617,000

Windmere Associates   Lexington,      The Humphrey
Limited Partnership   Virginia        Companies         291,000      291,000    38         100%        539,000         1,460,000

Woodlands Apartments, Mount Pleasant, 1600 Capital
L.P.                  Texas           Company           239,000      239,000    48         100%        537,000         1,228,000

Woodview Limited      Chillicothe,    Michael K. Moore
Partnership           Illinois and
                      Glassford, Illinois               269,000      269,000    36         100%        362,000         1,172,000
                                                    -----------  ----------- -----         ----   ------------      ------------
                                                   $ 10,862,000 $ 10,862,000 1,685          96%   $ 23,565,000      $ 48,030,000
                                                    =========== ============ =====         ====   ============      =============

(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. Substantially all of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Partnerships Limited Partners.

                                   --------------------------------------------------------------------------------
                                                        For the year ended December 31, 2005
                                   --------------------------------------------------------------------------------
                                                                                               Low Income
                                                                                           Housing Tax Credits
     Local Limited                                                                             Allocated to
   Partnership Name                       Rental Income          Net Income/(loss)              Partnership
-------------------------------------------------------------------------------------------------------------------
Beaumont Elderly Housing, L.P.                $ 144,000            $  5,000                        99%

Brownfield Seniors Community, Ltd.              129,000              (6,000)                       99%

Buffalo Apartments, Ltd.                         93,000               1,000                        99%

Cambridge Court Associates
Limited Partnership                             161,000             (30,000)                       99%

Candleridge Apartments of
Bondurant L.P.                                  124,000             (21,000)                       99%

Candleridge Apartments of Waukee
L.P.                                            139,000              (1,000)                       99%

Carlinville Associates I, L.P.                   64,000             (12,000)                       99%

Cherokee Housing, Ltd.                           79,000              (8,000)                       99%

Chester Associates  I, a Limited
Partnership                                      92,000             (22,000)                       99%

Clinton Terrace Apartments, Ltd.                 92,000              (2,000)                       99%

Coffeeville Housing, Ltd.                        72,000              (6,000)                       99%

Coosa County Housing, Ltd.                       76,000              (5,000)                       99%

Crockett Manor, Ltd.                            164,000              (4,000)                       99%

Crockett Manor Senior Citizens
Complex, Ltd.                                   146,000              (2,000)                       99%

Delta Manor, L.P.                               162,000             (54,000)                       99%

Eupora Apartments, L.P.                         123,000             (23,000)                       99%

Fairview Village V, Limited
Partnership                                      73,000              (7,000)                       99%

Fox Lake Manor Limited Partnership               36,000             (16,000)                       99%

Ft. Deposit Housing, Ltd.                        96,000              (2,000)                       99%

Gulf Coast Apartments, L.P.                     264,000              39,000                        99%

                                   --------------------------------------------------------------------------------
                                                        For the year ended December 31, 2005
                                   --------------------------------------------------------------------------------
                                                                                               Low Income
                                                                                           Housing Tax Credits
     Local Limited                                                                             Allocated to
   Partnership Name                       Rental Income          Net Income/(loss)              Partnership
-------------------------------------------------------------------------------------------------------------------
Gulf Coast Apartments of Long
Beach, L.P.                                     245,000              (7,000)                       99%

Heritage Colonial Homes, L.P.                    74,000             (15,000)                       99%

HOI Limited Partnership of Benson               238,000             (35,000)                       99%

HOI Limited Partnership of Dallas               273,000             (42,000)                       99%

HOI Limited Partnership of Dunn                 156,000             (19,000)                       99%

HOI Limited Partnership of Kings
Mt.                                             191,000              (9,000)                       99%

HOI Limited Partnership of Lee                  348,000             (78,000)                       99%

HOI Limited Partnership of Sanford              280,000             (26,000)                       99%

HOI Limited Partnership of Selma                284,000             (28,000)                       99%

Killbuck Limited Partnership                     87,000             (24,000)                       99%

Lake Ridge Apartments, L.P.                     169,000             (39,000)                       99%

Levelland Manor, L.P.                           131,000              (6,000)                       99%

Logan Park Associates Limited
Partnership                                     453,000             (29,000)                       99%

Meadow Run Associates Limited
Partnership                                     188,000             (33,000)                       99%

Oakdale Senior Housing Limited
Partnership                                     448,000            (135,000)                       99%

Orange Beach Housing, Ltd.                      126,000             (23,000)                       99%

Parks I Limited Partnership                     226,000             (32,000)                       99%

Post Manor, L.P.                                 85,000             (12,000)                       99%

Red Bud Associates I, a Limited
Partnership                                      79,000             (23,000)                       99%

                                   --------------------------------------------------------------------------------
                                                        For the year ended December 31, 2005
                                   --------------------------------------------------------------------------------
                                                                                               Low Income
                                                                                           Housing Tax Credits
     Local Limited                                                                             Allocated to
   Partnership Name                       Rental Income          Net Income/(loss)              Partnership
-------------------------------------------------------------------------------------------------------------------
Steeleville Associates I, a
Limited Partnership                              58,000             (12,000)                       99%

Tanglewood Limited Partnership                  115,000             (32,000)                       99%

Village Lane Properties, a
Limited Partnership                             182,000             (32,000)                       99%

Whitted Forest Limited Partnership              176,000             (50,000)                       99%

Wilcam Housing, Ltd.                             75,000             (10,000)                       99%

Wills Point Manor, L.P.                          89,000             (12,000)                       99%

Windmere Associates Limited
Partnership                                     186,000             (24,000)                       99%

Woodlands Apartments, L.P.                      172,000             (19,000)                       99%

Woodview Limited Partnership                    188,000             (28,000)                       99%
                                      ------------------    ---------------
                                       $      7,651,000       $  (1,010,000)                       99%
                                      ==================    ================

Item 3.  Legal Proceedings

NONE.

Item 4.  Submission of Matters to a Vote of Security Holders

NONE.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

(a) The Partnership Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Unit and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

(b) At March 31, 2006, there were 965 Limited Partners and 21 assignees of Partnership Units who were not admitted as Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement.

(d) No securities are authorized for issuance by the Partnership under equity compensation plans.

(e) No unregistered securities were sold by the Partnership during the year ended March 31, 2006.

Item 5b.  Use of Proceeds

NOT APPLICABLE

Item 5c.  Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                               For the Years Ending March 31,
                              -----------------------------------------------------------------
                                 2006         2005          2004         2003         2002
                              -----------   ----------   -----------  -----------  ------------
ASSETS
Cash and cash equivalents   $    156,158  $   212,588  $    226,870 $    251,056 $     294,946
Investments in Local Limited
  Partnerships, net               23,717       57,307       514,148    1,358,412     1,816,995
                              -----------   ----------   -----------  -----------  ------------
                            $    179,875  $   269,895  $    741,018 $  1,609,468 $   2,111,941
                              ===========   ==========   ===========  ===========  ============
LIABILITIES
Accrued fees and expenses
  due to General Partner
  and affiliates            $  3,198,608  $ 2,948,938  $  2,660,187 $  2,392,085 $   2,122,532
PARTNERS' DEFICIT             (3,018,733)  (2,679,043)   (1,919,169)    (782,617)      (10,591)
                              -----------   ----------   -----------  -----------  ------------
                            $    179,875  $   269,895  $    741,018 $  1,609,468 $   2,111,941
                              ===========   ==========   ===========  ===========  ============

Selected results of operations, cash flows, and other information for the Partnership are as follows:

                                           For the Years Ended March 31,
                          -----------------------------------------------------------------
                              2006        2005         2004          2003          2002
                          -----------  -----------  -----------   ----------   ------------
Loss from operations
(Note 1)                $  (307,469) $  (643,585) $   (868,336) $  (362,294) $  (312,218)
Equity in losses of
  Local Limited
  Partnerships              (32,221)    (116,289)     (268,216)    (409,732)    (495,399)
                          -----------  -----------  -----------   ----------   ----------
Net loss                $  (339,690) $  (759,874) $ (1,136,552) $  (772,026) $  (807,617)
                          ===========  ===========  ===========   ==========   ==========
Net loss allocated to:

   General Partner      $    (3,397) $    (7,599) $    (11,366) $    (7,720) $    (8,076)
                          ===========  ===========  ===========   ==========   ==========
   Limited Partners     $  (336,293) $  (752,275) $ (1,125,186) $  (764,306) $  (799,541)
                          ===========  ===========  ===========   ==========   ==========
Net loss per
  Partnership Unit      $    (22.42) $    (50.16) $     (75.01) $    (50.95) $    (53.30)
                          ===========  ===========  ===========   ==========   ==========
Outstanding weighted
Partnership Units            15,000       15,000        15,000       15,000       15,000
                          ===========  ===========  ===========   ==========   ==========

Note 1 - Loss from operations for the years ended March 31, 2006, 2005 and 2004 includes a charge for impairment losses on investments in Local Limited Partnerships of $0, $330,705 and $549,216, respectively. (See Note 2 to the audited financial statements)

                                          For the Years Ended March 31,
                          ---------------------------------------------------------------
                             2006         2005         2004          2003         2002
                          -----------  -----------  -----------   ----------   ----------
Net cash provided by
  (used in):
  Operating activities  $    (57,459) $   (16,573) $    (25,711) $   (63,801) $   (14,092)
  Investing activities         1,029        2,291         1,525       19,911       (1,488)
                          -----------  -----------  -----------   ----------   ----------
Net change in cash and
  cash equivalents           (56,430)     (14,282)      (24,186)     (43,890)     (15,580)

Cash and cash
  equivalents,
  beginning of period        212,588      226,870       251,056      294,946      310,526
                          -----------  -----------  -----------   ----------   ----------
Cash and cash
  equivalents,
  end of period         $    156,158  $   212,588  $    226,870  $   251,056  $   294,946
                          ===========  ===========  ===========   ==========   ==========

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

                              2005             2004                 2003              2002             2001
                          -------------   ---------------      ---------------    -------------    --------------
Federal                 $            4  $             34     $            125   $          136   $           157
State                                -                 -                    -                -                 -
                          -------------   ---------------      ---------------    -------------    --------------
Total                   $            4  $             34     $            125   $          136   $           157
                          =============   ===============      ===============    =============    ==============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information this, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-K contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

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

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years. (See Notes 2 and 3 to the audited financial statements)

"Equity in losses of Local Limited Partnerships" for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships.

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

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying distribution the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Income Taxes

No provision for income taxes has been recorded in the financial statements as any liabilities and/or benefits for income taxes flow to the partners of the Partnership and are their obligations and/or benefits. For income tax purposes, the Partnership reports on a calendar year basis.

Certain Risks and Uncertainties

See item 1A for a discussion of risks regarding the Partnership

Substantially all of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated a significant amount of Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Tax Credit compliance period risks exist for potential recapture of prior Low Income Housing Tax Credits.

To date, certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be lost, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of then existing contractual obligations and then anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Financial Condition

The Partnership's assets at March 31, 2006 consisted primarily of $156,000 in cash and aggregate investments in the forty-eight Local Limited Partnerships of $24,000 (See "Method of Accounting for Investments in Local Limited
Partnerships" above). Liabilities at March 31, 2006 primarily consisted of $3,199,000 of accrued annual management fees and reimbursements for expenses paid by the General Partner and/or its affiliate. (See "Future Contractual Cash Obligations" below)

The Partnership's assets at March 31, 2005 consisted primarily of $213,000 in cash and aggregate investments in the forty-eight Local Limited Partnerships of $57,000. Liabilities at March 31, 2005 primarily consisted of $2,949,000 of accrued annual management fees and reimbursements for expenses paid by the General Partner and/or its affiliate.

Results of Operations

Year ended March 31, 2006 Compared to Year Ended March 31, 2005. The Partnership's net loss for the year ended March 31, 2006 was $(340,000), reflecting a decrease of $420,000 from the net loss experienced for the year ended March 31, 2005 of $(760,000). The decrease in net loss is due to a decrease in loss from operations of $336,000 along with a decrease in equity in losses from Local Limited Partnerships of $84,000. The decrease in equity in losses of Local Limited Partnerships is primarily due to the Partnership not recognizing certain losses of Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at March 31, 2006. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. The decrease in loss from operations was due to a decrease of $331,000 in impairment loss, a $7,000 decrease in amortization, a $6,000 decrease in other operation expenses, and a $(11,000) increase in accounting fees which are offset by an $8,000 increase in distribution income and a $(5,000) decrease in reporting fee income.

Year Ended March 31, 2005 Compared to Year Ended March 31, 2004. The Partnership's net loss for the year ended March 31, 2005 was $(760,000), reflecting a decrease of $377,000 from the net loss experienced for the year ended March 31, 2004 of $(1,137,000). The decrease in net loss is due to a decrease in the loss from operations of $225,000. The decrease was primarily caused by a $218,000 decrease in impairment loss. Along with a $3,000 decrease in accounting fees and other operating expenses, a $18,000 decrease in amortization offset by a decrease of $(14,000) in total income. In addition there was a decrease in the equity in losses of Local Limited Partnerships by $152,000. The decrease in equity in losses of Local Limited Partnerships is primarily due to the Partnership not recognizing certain losses of Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at March 31, 2005. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized.

Liquidity and Capital Resources

Year ended March 31, 2006 Compared to Year Ended March 31, 2005. Net cash used during the year ended March 31, 2006 was $(56,000), compared to net cash used for the year ended March 31, 2005 of $(14,000). The $(42,000) increase in net cash used was due primarily to an increase of $(41,000) in net cash used by operating activities due to the fact that there was a decrease of $(39,000) in accrued fees and expenses due to General Partner and affiliates and a $3,000 increase in total income offset by a $(5,000) increase in accounting fees and other expenses. In addition to the increase in net cash used in operating activities, there was a $(1,000) decrease in distributions received from Local Limited Partnerships.

Year Ended March 31, 2005 Compared to Year Ended March 31, 2004. Net cash used during the year ended March 31, 2005 was $(14,000), compared to net cash used for the year ended March 31, 2004 of $(24,000). The change was due primarily to a decrease of $9,000 in net cash used by operating activities due to the fact that there was a decrease of $(14,000) in total income along with a $3,000 decrease in accounting fees and other operating expense which was offset by a $20,000 increase in accrued fees and expenses due to General Partner and affiliates along with a $1,000 increase in distribution income received from Local Limited Partnerships.

During the years ended March 31, 2006, 2005 and 2004, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $250,000, $289,000 and $268,000, respectively. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2006, to be sufficient to meet all currently foreseeable future cash requirements. This excludes amounts owed to Associates by the Partnership disclosed below.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of March 31, 2006:

                                   2007          2008       2009       2010        2011     Thereafter       Total
                                -----------   ---------  ---------  ---------   ---------  ------------  -------------
Asset Management Fees (1)     $  3,493,358  $  299,462 $  299,462 $  299,462  $  299,462  $  11,679,018 $   16,370,224
Capital Contributions
   payable to Local Limited
   Partnerships                          -           -          -          -           -              -              -
                                -----------   ---------  ---------  ---------   ---------  ------------  -------------
Total contractual cash
   obligations                $  3,493,358  $  299,462 $  299,462 $  299,462  $  299,462  $  11,679,018 $   16,370,224
                                ===========   =========  =========  =========   =========  ============  =============

(1) Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2050. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2050. Amounts due to the General Partners as of March 31, 2006 have been included in the 2007 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

For additional information regarding asset management fees, see Note 3 to the audited financial statements included elsewhere herein.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Exit Strategy

See Item 1A for information in this regard.

Impact of New Accounting Pronouncements

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

Under FIN 46R, the Local Limited Partnerships in which the Partnership invests are VIEs. However, the Partnership does not consolidate its interests in these VIE's under FIN46R, as the Partnership is not considered the primary beneficiary. Rather, the Partnership currently records the amount of the investment in the Local Limited Partnerships as an asset in the balance sheet, and recognizes its share of Local Limited Partnership income or loss in the statement of operations. (See" Method of Accounting for Investments in Local Limited Partnerships" above)

The Partnership's balance in its investment in Local Limited Partnerships, plus the risk of recapture of Low Income Housing Tax Credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss is mitigated by the condition and financial performance of the underlying Housing Complexes, as well as the strength of the Local General Partners and their guarantee against credit recapture.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), "Accounting Changes and Error Corrections" which provides guidance on the accounting for and reporting of accounting changes and correction of errors. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not anticipate a material effect due to the adoption of this statement.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
WNC Housing Tax Credit Fund III, L.P.

     We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund III, L.P. (a California Limited Partnership) (the Partnership) as of March 31, 2006 and 2005, and the related statements of operations, partners' deficit and cash flows for the years ended March 31, 2006, 2005 and 2004. Our audit also included the financial statement schedules listed in Form 10-K, Part IV, Item 15(a)(2). These financial statements and the financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund III, L.P. (a California Limited Partnership) as of March 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended March 31, 2006, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.




/s/ Reznick Group, P.C.
-----------------------
Bethesda, Maryland
February 5, 2007

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                                March 31
                                                                      ------------------------------
                                                                          2006             2005
                                                                      -------------   --------------
ASSETS
     Cash and cash equivalents                                      $      156,158  $       212,588
     Investments in Local Limited Partnerships, net (Notes 2 and 3)         23,717           57,307
                                                                      -------------   --------------
          Total Assets                                              $      179,875  $       269,895
                                                                      =============   ==============
     LIABILITIES AND PARTNERS' DEFICIT

     Liabilities:
       Accrued fees and expenses due to General
         Partner and affiliates (Note 3)                            $    3,198,608  $     2,948,938

      Partners' deficit:
        General Partner                                                    (70,709)         (67,312)
        Limited Partners (15,000 Partnership Units authorized;
         15,000 Partnership Units issued and outstanding)               (2,948,024)      (2,611,731)
                                                                      -------------   --------------
          Total partners' deficit                                       (3,018,733)      (2,679,043)
                                                                      -------------   --------------
          Total Liabilities and Partners' deficit                   $      179,875  $       269,895
                                                                      =============   ==============

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                                                         For the Years Ended March 31,
                                                  --------------------------------------------
                                                     2006            2005            2004
                                                  ------------    ------------   -------------
Interest income                                 $         856   $         724   $        2,155
Reporting fee income                                   12,716          17,274           32,386
Distribution income                                    17,758          10,186            8,167
                                                  ------------    ------------   -------------
     Total income                                      31,330          28,184           42,708
                                                  ------------    ------------   -------------
Operating expenses:
   Amortization (Notes 2 and 3)                           340           7,556           25,307
   Asset management fees (Note 3)                     299,464         299,462          299,462
    Impairment loss (Note 2)                                -         330,705          549,216
   Accounting fees                                     29,618          18,575           19,226
   Other expenses                                       9,377          15,471           17,833
                                                  ------------    ------------   -------------
     Total operating expenses                         338,799         671,769          911,044
                                                  ------------    ------------   -------------
Loss from operations                                 (307,469)       (643,585)        (868,336)

Equity in losses of Local Limited
    Partnerships (Note 2)                             (32,221)       (116,289)        (268,216)
                                                  ------------    ------------   -------------
Net loss                                        $    (339,690)  $    (759,874)  $   (1,136,552)
                                                  ============    ============   =============
Net loss allocated to:
   General Partner                              $      (3,397)  $      (7,599)  $      (11,366)
                                                  ============    ============   =============
   Limited Partners                             $    (336,293)  $    (752,275)  $   (1,125,186)
                                                  ============    ============   =============
Net loss per Partnership Unit                   $      (22.42)  $      (50.16)  $       (75.01)
                                                  ============    ============   =============
Outstanding weighted Partnership
  Units                                                15,000          15,000           15,000
                                                  ============    ============   =============

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                         STATEMENTS OF PARTNERS' DEFICIT

                For The Years Ended March 31, 2006, 2005 and 2004

                                                               General              Limited
                                                               Partner             Partners            Total
                                                            ---------------     ---------------    ---------------
Partners' deficit at March 31, 2003                       $        (48,347)    $       (734,270)  $      (782,617)

Net loss                                                           (11,366)          (1,125,186)       (1,136,552)
                                                            ---------------     ---------------    ---------------
Partners' deficit at March 31, 2004                       $        (59,713)    $     (1,859,456)  $    (1,919,169)

Net loss                                                            (7,599)            (752,275)         (759,874)
                                                            ---------------     ---------------    ---------------
Partners' deficit at March 31, 2005                       $        (67,312)    $     (2,611,731)  $    (2,679,043)

Net loss                                                            (3,397)    $       (336,293)         (339,690)
                                                            ---------------     ---------------    ---------------
Partners' deficit at March 31, 2006                       $        (70,709)    $     (2,948,024)  $    (3,018,733)
                                                            ===============     ===============    ===============

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                              For the Years Ended
                                                                   March 31,
                                                ------------------------------------------------
                                                    2006             2005             2004
                                                -------------    -------------    --------------
Cash flows from operating activities:
  Net loss                                   $     (339,690) $      (759,874)  $     (1,136,552)
   Adjustments to reconcile net loss to
     net   cash   used   in    operating
     activities:
     Amortization                                       340            7,556             25,307
     Equity in losses of Local Limited
       Partnerships                                  32,221          116,289            268,216
     Impairment loss                                      -          330,705            549,216
     Change in accrued fees and
       expenses due to General Partner
       and affiliates                               249,670          288,751            268,102
                                                -------------    -------------    --------------
Net cash used in operating activities               (57,459)         (16,573)           (25,711)
                                                -------------    -------------    --------------
Cash flows from investing activities:
   Distributions from Local Limited
    Partnerships                                      1,029            2,291              1,525
                                                -------------    -------------    --------------
Net decrease in cash and
  cash equivalents                                  (56,430)         (14,282)           (24,186)

Cash and cash equivalents, beginning
   of period                                        212,588          226,870            251,056
                                                -------------    -------------    ---------------
Cash and cash equivalents, end of
  period                                     $      156,158   $      212,588   $        226,870
                                                =============    =============    ==============
SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
   Taxes paid                                $          800   $          800   $            800
                                                =============    =============    ==============

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2006, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Organization
------------

WNC Housing Tax Credit Fund III, L.P., a California Limited Partnership (the "Partnership"), was formed on May 10, 1991 under the laws of the State of California. The Partnership was formed to invest primarily in other limited partnerships (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complexes") that are eligible for "Low Income Housing Tax Credits". The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

The general partner is WNC Tax Credit Partners, L.P. (the "General Partner"). WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper, Sr. are the general partners of WNC Tax Credit Partners, L.P. The chairman and president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership and the General Partner have no employees of their own.

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

The Partnership Agreement authorized the sale of up to 15,000 units of Limited Partnership interest ("Partnership Units") at $1,000 per Partnership Unit. The offering of Partnership Units concluded on September 30, 1993 at which time 15,000 Partnership Units representing subscriptions in the amount of $15,000,000 had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors in the Partnership ("Limited Partners") will be allocated the remaining 99% of these items in proportion to their respective investments.

The proceeds from the disposition of any of the Local Limited Partnership properties will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the Partnership. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partners would then be entitled to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 99% to the Limited Partners (in proportion to their respective investments) and 1% to the General Partners.

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

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2006, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Risks and Uncertainties
-----------------------

The Low Income Housing Tax Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. In most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its limited partners. Low Income Housing Tax Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

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

Substantially all of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated a significant amount of Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Tax Credit compliance period risks exist for potential recapture of prior Low Income Housing Tax Credits.

No trading market for the Partnership Units exists or is expected to develop. Limited Partners may be unable to sell their Partnership Units except at a discount and should consider their Partnership Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2006, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through March 31, 2007, if the Partnership were to experience a working capital deficiency.

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of then existing contractual obligations and then anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Exit Strategy
-------------

The IRS Compliance Period for low-income housing tax credit properties is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their compliance periods.

With that in mind, the General Partner is continuing its review of the Housing Complexes, with special emphasis on the more mature Housing Complexes such as any that have satisfied the IRS compliance requirements. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2006 and therefore the Partnership continues to be accounted for as a going concern. As of March 31, 2006, no Housing Complexes have been selected for disposition and no Housing Complexes had completed the 15 year compliance period.

The proceeds from the disposition of any of the Local Limited Partnership properties will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the Partnership. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partners would then be entitled to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 99% to the Limited Partners (in proportion to their respective investments) and 1% to the General Partners.

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2006, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Method of Accounting for Investments in Local Limited Partnerships
------------------------------------------------------------------

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years. (See Notes 2 and 3)

"Equity in losses of Local Limited Partnerships" for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see
Note 3). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received from the Local Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2006 and 2005, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At March 31, 2006, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum. The Partnership believed it is not exposed to any significant financial risk on cash.

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2006, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Net Loss Per Partnership Unit
-----------------------------

Net loss per Partnership Unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per Partnership Unit includes no dilution and is computed by dividing loss available to Limited Partners by the weighted average Partnership Units outstanding during the period. Calculation of diluted net loss per Partnership Unit is not required.

Income Taxes
------------

No provision for income taxes has been recorded in the accompanying financial statements as any liabilities and/or benefits for income taxes flow to the partners of the Partnership and are their obligations and/or benefits. For income tax purposes, the Partnership reports on a calendar year basis.

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

Impact of New Accounting Pronouncements
---------------------------------------

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

Under FIN 46R, the Local Limited Partnerships in which the Partnership invests are VIEs. However, the Partnership does not consolidate its interests in these VIE's under FIN46R, as the Partnership is not considered the primary beneficiary. Rather, the Partnership currently records the amount of the investment in the Local Limited Partnerships as an asset in the balance sheet, and recognizes its share of Local Limited Partnership income or loss in the statement of operations.

The Partnership's balance in its investment in Local Limited Partnerships, plus the risk of recapture of Low Income Housing Tax Credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss is mitigated by the condition and financial performance of the underlying Housing Complexes, as well as the strength of the Local General Partners and their guarantee against credit recapture.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), "Accounting Changes and Error Corrections" which provides guidance on the accounting for and reporting of accounting changes and correction of errors. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not anticipate a material effect due to the adoption of this statement.

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2006, 2005 and 2004

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of the periods presented, The Partnership had acquired limited partnership interests in 48 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 1,685 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited
Partnership governing agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as reflected in the balance sheets at March 31, 2006 and 2005 are approximately $6,005,000 and $5,016,000 respectively, greater than the Partnership's combined equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses, acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and impairment losses recorded in the Partnership's investment account. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the losses recorded by the Partnership for the three month period ended March 31.

A loss in value from a Local Limited Partnership other than a temporary decline would be recorded as impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. Accordingly, the Partnership recorded an impairment loss of $0, $330,705 and $549,216 during the years ended March 31, 2006, 2005 and 2004, respectively.

At March 31, 2006 and 2005, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the years ended March 31, 2006, 2005 and 2004 amounting to approximately $935,000, $988,000, and $957,000, respectively; have not been recognized. As of March 31, 2006, the aggregate share of net losses not recognized by the Partnership amounted to $6,842,000.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                                   For the Years Ended
                                                                                        March 31,
                                                                     ------------------------------------------------
                                                                         2006             2005             2004
                                                                     -------------    --------------   --------------
Investments per balance sheet, beginning of period                 $       57,307   $       514,148  $    1,358,412
Impairment loss                                                                 -          (330,705)       (549,216)
Equity in losses of Local Limited Partnerships                            (32,221)         (116,289)       (268,216)
Distributions from Local Limited Partnerships                              (1,029)           (2,291)         (1,525)
Amortization of paid acquisition fees and costs                              (340)           (7,556)        (25,307)
                                                                     -------------    --------------   --------------
Investments per balance sheet, end of period                       $       23,717   $        57,307  $      514,148
                                                                     =============    ==============   ==============

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2006, 2005 and 2004

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

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

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                     2005               2004
                                                                                ---------------    ---------------
ASSETS
Buildings and improvements, net of accumulated
  depreciation for 2005 and 2004 of $24,089,000 and
  $22,263,000, respectively                                                   $     38,267,000   $     39,308,000
Land                                                                                 4,244,000          4,190,000
Other assets                                                                         6,164,000          5,693,000
                                                                                ---------------    ---------------
                                                                              $     48,675,000   $     49,191,000
                                                                                ===============    ===============
LIABILITIES

Mortgage loans payable                                                        $     48,030,000   $     47,870,000
Due to related parties                                                               2,651,000          2,702,000
Other liabilities                                                                    1,401,000            956,000
                                                                                ---------------    ---------------
                                                                                    52,082,000         51,528,000
                                                                                ---------------    ---------------
PARTNERS' CAPITAL (DEFICIT)

WNC Housing Tax Credit Fund III, L.P.                                               (5,981,000)        (4,959,000)
Other partners                                                                       2,574,000          2,622,000
                                                                                ---------------    ---------------
                                                                                    (3,407,000)        (2,337,000)
                                                                                ---------------    ---------------
                                                                              $     48,675,000   $     49,191,000
                                                                                ===============    ===============

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2006, 2005 and 2004

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 2005               2004              2003
                                                            ---------------    --------------------------------
Revenues                                                  $      7,823,000   $       7,457,000    $   7,350,000
                                                            ---------------    --------------------------------
Expenses:
   Operating expenses                                            5,336,000           5,101,000        4,967,000
   Interest expense                                              1,644,000           1,596,000        1,733,000
   Depreciation and amortization                                 1,853,000           1,887,000        1,889,000
                                                            ---------------    --------------------------------
     Total expenses                                              8,833,000           8,584,000        8,589,000
                                                            ---------------    --------------------------------
Net loss                                                  $     (1,010,000)  $      (1,127,000)   $  (1,239,000)
                                                            ===============    ================================
Net loss allocable to the Partnership                     $     (1,000,000)  $      (1,114,000)   $  (1,225,000)
                                                            ===============    ================================
Net loss recorded by the Partnership                      $        (32,000)  $        (116,000)   $    (268,000)
                                                            ===============    ================================

Certain Local Limited Partnerships have incurred significant operating losses and/or working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2006, 2005 and 2004

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or their affiliates for the following items:

          Acquisition fees not to exceed 9% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of March 31, 2006 and 2005, the Partnership incurred acquisition fees of $1,350,000. Accumulated amortization of these capitalized costs was $1,344,175 and $1,195,895 as of March 31, 2006 and 2005, respectively.
          Of the accumulated amortization recorded on the balance sheet at March 31, 2006, $0, $62,586, and $74,694 of the related expense was reflected as equity in losses of Local Limited Partnerships during the years ended March 31, 2006, 2005 and 2004, respectively, to reduce the respective net acquisition fee component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

          Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.6% of the gross proceeds. As of March 31, 2006 and 2005, the Partnership incurred acquisition costs of $67,423, which have been included in investments in limited partnerships. Accumulated amortization was $67,423, as of March 31, 2006 and 2005.

          An annual asset management fee equal to 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Management fees of $299,464, $299,462, and $299,462, were incurred during the years ended March 31, 2006, 2005, and 2004, respectively of which $34,375, $30,000, and $30,000, was paid during the years ended March 31, 2006, 2005, and 2004, respectively.

          The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were approximately $54,400, $14,800 and $38,400 during the years ended March 31, 2006, 2005 and 2004, respectively.

          A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2002 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred in the three year period ended March 31, 2006.

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2006, 2005 and 2004

NOTE 3 - RELATED PARTY TRANSACTIONS-continued
---------------------------------------------

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

                                                                          March 31,
                                                                 -----------------------------
                                                                     2006             2005
                                                                 ------------     ------------
Expenses  paid by the  General  Partner  or an  affiliate  on
   behalf of the Partnership                                   $       4,712    $      20,131
Asset management fee payable                                       3,193,896        2,928,807
                                                                 ------------     ------------
          Total                                                $   3,198,608    $   2,948,938
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

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2006, 2005 and 2004

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31:

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------
               2006
               ----
Income                                $          5,000    $         13,000   $             -    $         13,000

Operating expenses                             (83,000)            (87,000)          (89,000)            (80,000)

Equity in losses of Local Limited
     Partnerships                              (10,000)            (11,000)           (2,000)             (9,000)

Net loss                                       (88,000)            (85,000)          (91,000)            (76,000)

Net Loss available to Limited
     Partners                                  (87,000)            (84,000)          (91,000)            (74,000)

Net Loss per  Partnership Unit                      (6)                 (5)               (6)                 (5)

               2005
               ----
Income                                $          7,000    $          7,000   $         1,000    $         13,000

Operating expenses                             (86,000)            (87,000)          (86,000)           (413,000)

Equity in losses of Local Limited
     Partnerships                              (40,000)            (31,000)           (8,000)            (37,000)

Net loss                                      (119,000)           (111,000)          (93,000)           (437,000)

Net Loss available to Limited
     Partners                                 (118,000)           (110,000)          (92,000)           (432,000)

Net Loss per Partnership Unit                       (8)                 (7)               (6)                (29)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

NONE

Item 9A Controls and Procedures

     (a) As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates carried out an evaluation of the effectiveness of the Fund's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

     (b) There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 9B Other Information

NONE

PART III.

Item 10. Directors and Executive Officers of the Registrant

(a)      Identification of Directors,  (b) Identification of Executive Officers,
         -----------------------------------------------------------------------
         (c) Identification of Certain Significant Employees,
         ----------------------------------------------------
         (d) Family Relationships, and (e) Business Experience
         -----------------------------------------------------

Neither the General Partner nor the Partnership has directors, executive's officers or employees of its own. The business of the Partnership is conducted primarily through Associates. Associates is a California corporation which was organized in 1971. The following biographical information is presented for the directors of Associates, and for the officers and employees of Associates with principal responsibility for the Partnership's affairs.

Wilfred N. Cooper, Sr.         Chairman
Wilfred N. Cooper, Jr.         President and Chief Executive Officer
David N. Shafer, Esq.          Executive Vice President
Michael J. Gaber               Executive Vice President
Sylvester P. Garban            Senior Vice President - Institutional Investments
Thomas J. Riha, CPA            Senior Vice President - Chief Financial Officer
Thomas J. Hollingsworth        Vice President - Asset Management
Gregory S. Hand                Vice President - Acquisitions
Melanie R. Wenk                Vice President - Portfolio Management
Thomas H. Mason                Director of Construction
J. Brad Hurlbut                Director of Syndications
Elizabeth Selby                Director of Development

In addition to Wilfred N. Cooper,  Sr., the directors of Associates  are Wilfred
N. Cooper, Jr., David N. Shafer, and Kay L. Cooper. The principal shareholder of Associates is a trust established by Wilfred N. Cooper, Sr. and Kay L. Cooper.

Wilfred N. Cooper, Sr., age 75, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders, a National Trustee for NAHB's Political Action Committee, and a past Chairman of NAHB's Multifamily Council. He is a Director of the National Housing Conference and a member of NHC's Board of Governors, and a founder and Director of the California Housing Consortium.

He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 42, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of Associates. He is President and a Director of, and a registered principal with, WNC Capital Corporation, and is a Director and Vice President of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable Housing Finance and LIHTC Monthly Report, a Steering Member of the Housing Credit Group of the National
Association of Home Builders, a member of the Tax Policy Council for the National Trust for Historic Preservation, a member of the Advisory Board of the New York State Association for Affordable Housing, a member of the Urban Land Institute and a member of TEC International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay
Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 53, is an Executive Vice President, a Director and a member of the Acquisition Committee of Associates, and a Director, Vice President and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Michael J. Gaber, age 39 is an Executive Vice President - Overseeing the Originations, Acquisitions and Real Estate Development Departments and is a member of the Acquisition Committee and the Commercial Real Estate Group of Associates and a Vice President of WNC Management, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Sylvester  P.  Garban,   age  59,  is  Senior  Vice  President  -  Institutional
Investments of Associates and a registered principal with WNC Capital Corporation. Mr. Garban has been involved in domestic and institutional real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice President with MRW, Inc., a commercial real estate development and management firm. Mr. Garban is a member of the National
Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Thomas J. Riha, age 50, is Senior Vice President - Chief Financial Officer and a member of the Acquisition Committee and the Commercial Real Estate Group of Associates and Vice President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and Management Company, last serving as Vice President - Operations. He is a founding member of the Housing Credit Certified Professional Board of Governors, a national professional certification program administered by the NAHB and the National Affordable Housing Management Association. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Thomas J. Hollingsworth, CPA, age 54, is Vice President - Asset Management of WNC & Associates, Inc. and oversees WNC's asset management group. Mr.
Hollingsworth has been involved in real estate acquisitions, operations and syndication of multifamily properties for 25 years. Prior to joining WNC in 2005, he was the senior workout specialist at Key Corporation Housing Management, Inc., a division of Key Bank. He has also been responsible for structuring several tax sheltered multifamily acquisitions during his career. Mr. Hollingsworth graduated from the University of Utah in 1973 with a Bachelor of Science degree (cum laude) in Business Administration.

Gregory S. Hand, age 42, is Vice President - Acquisitions and a member of the Commercial Real Estate Group of Associates. He is responsible for the oversight of property underwriting.

Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining Associates in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Melanie R. Wenk, CPA, age 37, is Vice President of Portfolio Management of Associates. She is responsible for overseeing institutional and retail fund portfolio management, including partnership accounting, SEC reporting, quarterly and annual investor reporting and monitoring investment returns for all stabilized WNC institutional funds. Prior to joining Associates in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona, in 1999 with a Bachelor of Science degree in accounting.

Thomas H. Mason, CPM, age 49, is Director of Construction and a member of the Commercial Real Estate Group of Associates and is responsible for overseeing Associates' construction management department. He has 20 years of experience in the real estate and banking industries and holds a Certified Property Manager designation from the Institute of Real Estate Management. Prior to joining Associates in 1999, Mr. Mason was responsible for managing assets in the western-states region for a national owner/operating company of commercial real estate. Prior to that, he served with the FDIC as a senior real estate specialist. Mr. Mason graduated from the University of California, Santa Cruz with a Bachelor of Arts degree, and also holds a Master of Business Administration degree in finance and marketing from the University of California, Irvine, Graduate School of Management.

J. Brad Hurlbut, age 46, is Director of Syndications and a member of the Commercial Real Estate Group of Associates. He is responsible for the financial structuring of Associates' institutional funds. Mr. Hurlbut has 20 years of experience in real estate investment and development. Prior to joining Associates in 2000, he served as corporate controller for Great Western Hotels Corporation. Mr. Hurlbut has been an enrolled agent licensed to practice before the IRS since 1984. He graduated from the University of Redlands in 1981 with a Bachelor of Science degree in business management and from California State University, Fullerton in 1985 with a Master of Science degree in taxation.

Elizabeth Selby, age 31, is Director of Development of Associates. Ms. Selby has been involved in real estate acquisition, development and valuation activities since 1998 and has been associated with Associates since 2003. Prior to joining Associates, she was involved in the development of affordable multi-family housing in New York City with BFC Construction. Ms. Selby graduated from the University of California, Berkeley in 1995 with a Bachelor of Arts degree and from the University of Southern California in 2001 with a Master of Real Estate Development degree.

Kay L. Cooper, age 69, is a Director of Associates. Mrs. Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

(f)  Involvement in Certain Legal Proceedings
     ----------------------------------------

          Two Local Limited Partnerships invested in by other Associates-sponsored public limited partnerships were unable to meet their obligations as they became due, and each has filed a voluntary petition in bankruptcy. The local general partner of one of them is not affiliated with Associates. The original unaffiliated local general partner of the other was removed and replaced with a general partnership wholly-owned by two of the executive officers of WNC identified above.

(g)  Promoters and Control Persons
     -----------------------------
     Inapplicable

(h)  Audit  Committee  Financial  Expert,  and (i)  Identification  of the Audit
     ---------------------------------------------------------------------------
     Committee
     ---------

     Neither the Partnership, the General Partner nor Associates has an audit committee.

(j)  Changes to Nominating Procedures
     --------------------------------

     Inapplicable.

(k)  Compliance With Section 16(a) of the Exchange Act
     -------------------------------------------------

     None.

(l)  Code of Ethics
     --------------

     Associates has adopted a Code of Ethics which applies to the Chief Executive Officer and Chief Financial Officer of Associates. The Code of Ethics will be provided without charge to any person who requests it. Such requests should be directed to: Investor Relations at (714)662-5565 extension 187.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" is defined as the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $299,464, $299,462, and $299,462 were incurred during the years ended March 31, 2006, 2005, and 2004, respectively. The Partnership paid the General Partner or its affiliates, $34,375, $30,000, and $30,000 of those fees during the years ended March 31, 2006, 2005, and 2004, respectively

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price may be received in connection with the sale or disposition of an Housing Complex. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Preferred Return on investment to the Limited Partners. "Preferred Return" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Tax Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 16% through December 31, 2002, and (ii) 6% for the balance of the Partnerships term. No disposition fees have been paid.

(c) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $54,000, $15,000, and $38,000 during the years ended March 31, 2006, 2005 and 2004, respectively.

(d) Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Tax Credits, which approximated $600, $5,000, and $24,000 for the General Partner for the tax years ended December 31, 2005, 2004 and 2003, respectively. The General Partner is also entitled to receive a percentage of gain and loss allocations, and of cash distributions. There were no distributions of cash to the General Partner during the years ended March 31, 2006, 2005 and 2004.

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

(b)  Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

     No person is known to the General Partner to own beneficially in excess of 5% of the outstanding Partnership Units.

(c)  Security Ownership of Management
     --------------------------------

     Neither the General Partner, Associates, their affiliates, nor any of the officers or directors of the General Partner, Associates, or its affiliates own directly or beneficially any Partnership Units.

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

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership's principal independent registered public accounting firm for the years ended March 31:

                                             2006                2005
                                        ---------------     ---------------
Audit Fees                            $         26,618    $         16,375
Audit-related Fees                                   -                   -
Tax Fees                                         3,000               3,000
All Other Fees                                       -                   -
                                        ---------------     ---------------
TOTAL                                 $         29,618    $         19,375
                                        ===============     ===============

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership's independent auditors are pre-approved by the General Partner.

PART IV.

Item 14.  Exhibits and Financial Statement Schedules

Financial Statements
--------------------

(a)(1)   List of financial statements included in Part II hereof:
         --------------------------------------------------------

         Report of Independent Registered Public Accounting Firm
         Balance Sheets, March 31, 2006 and 2005
         Statements of Operations for the years ended March 31, 2006, 2005, and 2004
         Statements of Partners' Deficit for the years ended March 31, 2006, 2005, and 2004
         Statements of Cash Flows for the years ended March 31, 2006, 2005, and 2004
         Notes to Financial Statements

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

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                      ------------------------------------------------  ------------------------------------------------------------
                                   As of March 31, 2006                                 As of December 31, 2005
                      ------------------------------------------------  ------------------------------------------------------------
                                         Total Investment   Amount of   Mortgage balances
 Local Limited                           in Local Limited  Investment   of Local Limited       Building &    Accumulated    Net Book
Partnership Name           Location         Partnership   Paid to Date    Partnerships   Land Improvements   Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Beaumont Elderly           Beaumont,
Housing, L.P.              Mississippi       $ 229,000   $ 229,000     $  913,000      $ 62,000   $ 1,248,000  $ 354,000   $ 956,000

Brownfield Seniors         Brownfield, Texas
Community, Ltd.                                147,000     147,000        675,000        38,000       809,000    239,000     608,000

Buffalo Apartments,
Ltd.                       Buffalo, Texas       91,000      91,000        394,000        10,000       605,000    198,000     417,000

Cambridge Court            Grottoes, Virginia
Associates Limited
Partnership                                    254,000     254,000      1,287,000        58,000     1,594,000    558,000   1,094,000

Candleridge Apartments     Bondurant, Iowa
of  Bondurant L.P.                              99,000      99,000        575,000        48,000       798,000    383,000     463,000

Candleridge Apartments     Waukee, Iowa
of Waukee L.P.                                 101,000     101,000        630,000        87,000       819,000    366,000     540,000

Carlinville Associates     Carlinville,
I, L.P.                    Illinois            105,000     105,000        489,000        37,000       527,000    235,000     329,000

Cherokee Housing, Ltd.     Cedar Bluff,
                           Alabama             110,000     110,000        607,000        44,000       712,000    273,000     483,000

Chester Associates  I,     Chester, Illinois
a Limited Partnership                          159,000     159,000        678,000        37,000       987,000    470,000     554,000

Clinton Terrace            Albany, Kentucky    138,000     138,000        747,000        25,000       906,000    338,000     593,000
Apartments, Ltd.

Coffeeville                Coffeeville,
Housing, Ltd.              Alabama             103,000     103,000        529,000        34,000       629,000    251,000     412,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                      ------------------------------------------------  ------------------------------------------------------------
                                   As of March 31, 2006                                 As of December 31, 2005
                      ------------------------------------------------  ------------------------------------------------------------
                                         Total Investment   Amount of   Mortgage balances
 Local Limited                           in Local Limited  Investment   of Local Limited        Building &    Accumulated   Net Book
Partnership Name           Location         Partnership   Paid to Date    Partnerships   Land  Improvements   Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Coosa County
Housing, Ltd.               Rockford, Alabama  103,000    103,000           542,000     32,000        661,000    256,000     437,000

Crockett Manor, Ltd.        Crockett, Texas    184,000    184,000           855,000     80,000      1,128,000    368,000     840,000

Crockett Manor              Crockett, Texas
Senior Citizens                                203,000    203,000           999,000     23,000      1,347,000    357,000   1,013,000
Complex, Ltd.

Delta Manor, L.P.           Techula,
                            Mississippi        227,000    227,000         1,212,000     42,000      1,532,000    756,000     818,000

Eupora Apartments, L.P.     Eupora,
                            Mississippi        138,000    138,000         1,181,000     26,000      1,396,000    473,000     949,000

Fairview Village V, Limited Carroll, Iowa
Partnership                                    119,000   119,000            572,000     45,000        763,000    295,000     513,000

Fox Lake Manor Limited      Fox Lake,
Partnership                 Wisconsin           84,000    84,000              364,000    7,000        388,000    186,000     209,000

Ft. Deposit Housing, Ltd.   Fort Deposit,
                            Alabama            127,000   127,000              689,000   56,000        811,000    323,000     544,000

Gulf Coast Apartments,      Gulfport,
L.P.                        Mississippi        320,000   320,000            1,368,000   33,000      1,901,000    830,000   1,104,000

Gulf Coast Apartments       Long Beach,
of Long Beach, L.P.         Mississippi        315,000   315,000            1,387,000   47,000      1,902,000    821,000   1,128,000

Heritage Colonial           Blackshear,
Homes, L.P.                 Georgia            115,000   115,000              511,000   20,000        732,000    241,000     511,000

HOI Limited Partnership     Benson, North
of Benson                   Carolina           269,000   269,000            1,091,000  274,000      1,468,000    604,000   1,138,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                      ------------------------------------------------  ------------------------------------------------------------
                                   As of March 31, 2006                                 As of December 31, 2005
                      ------------------------------------------------  ------------------------------------------------------------
                                         Total Investment   Amount of   Mortgage balances
 Local Limited                           in Local Limited  Investment   of Local Limited        Building &    Accumulated   Net Book
Partnership Name            Location        Partnership   Paid to Date    Partnerships   Land  Improvements   Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
HOI Limited Partnership       Dallas, North
of Dallas                     Carolina          366,000     366,000     1,643,000     299,000      1,995,000    863,000    1,431,000

HOI Limited Partnership       Dunn, North
of Dunn                       Carolina          170,000     170,000       787,000     190,000        917,000    432,000      675,000

HOI Limited Partnership       Kings Mountain,
of Kings Mt.                  North Carolina    262,000     262,000     1,182,000     219,000      1,426,000    611,000    1,034,000

HOI Limited Partnership       Sanford, North
of Lee                        Carolina          419,000     419,000     1,897,000     391,000      2,282,000    923,000    1,750,000

HOI Limited Partnership of    Sanford, North
Sanford                       Carolina          277,000     277,000     1,654,000     331,000      1,916,000    620,000    1,627,000

HOI Limited Partnership       Selma, North
of Selma                      Carolina          271,000     271,000     1,087,000     315,000      1,505,000    672,000    1,148,000

Killbuck Limited Partnership  Killbuck, Ohio    151,000     151,000       734,000      32,000        904,000    445,000      491,000

Lake Ridge Apartments, L.P.   Tiptonville,
                              Tennessee         317,000     317,000     1,431,000      15,000      1,893,000    786,000    1,122,000

Levelland Manor, L.P.         Levelland, Texas  175,000     175,000       887,000      27,000      1,099,000    354,000      772,000

Logan Park Associates         Caldwell, Idaho
Limited Partnership                             571,000     571,000     2,231,000      60,000      2,989,000  1,131,000    1,918,000

Meadow Run Associates         Gordonsville,
Limited  Partnership          Virginia          302,000     302,000     1,467,000      46,000      1,810,000    570,000    1,286,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                      ------------------------------------------------  ------------------------------------------------------------
                                   As of March 31, 2006                                 As of December 31, 2005
                      ------------------------------------------------  ------------------------------------------------------------
                                       Total Investment   Amount of   Mortgage balances
 Local Limited                         in Local Limited  Investment   of Local Limited        Building &    Accumulated   Net Book
Partnership Name         Location        Partnership   Paid to Date    Partnerships   Land  Improvements   Depreciation     Value
------------------------------------------------------------------------------------------------------------------------------------
Oakdale Senior Housing     Oakdale,
Limited Partnership        California        919,000     919,000       2,796,000    400,000      4,271,000   1,774,000     2,897,000

Orange Beach Housing,      Orange Beach,
Ltd.                       Alabama           208,000     208,000       1,064,000     73,000      1,313,000     436,000       950,000

Parks I Limited            Chatham, Virginia 253,000     253,000       1,213,000     63,000      1,596,000     559,000     1,100,000
Partnership

Post Manor, L.P.           Post, Texas       122,000     122,000         620,000     35,000        703,000     226,000       512,000

Red Bud Associates I,      Red Bud, Illinois
a Limited Partnership                        135,000     135,000         586,000     30,000        925,000     419,000       536,000

Steeleville Associates     Steeleville,
I, a Limited Partnership   Illinois          110,000     110,000         528,000     32,000        706,000     331,000       407,000

Tanglewood Limited         Frankfurt, Ohio   212,000     212,000       1,045,000     20,000      1,307,000     634,000       693,000
Partnership

Village Lane Properties,   Farmington,
a  Limited Partnership     Arkansas          168,000     168,000         866,000    130,000        854,000     454,000       530,000

Whitted Forest Limited     Hillsborough,
Partnership                North Carolina    685,000     685,000         905,000    117,000      1,915,000     520,000     1,512,000

Wilcam Housing, Ltd.       Camden, Alabama   106,000     106,000         609,000     26,000        748,000     267,000       507,000

Wills Point Manor,         Wills Point,      124,000     124,000         617,000     26,000        741,000     240,000       527,000
L.P.                       Texas

Windmere Associates        Lexington,
Limited Partnership        Virginia          291,000     291,000       1,460,000    123,000      1,744,000     542,000     1,325,000

Woodlands Apartments,      Mount Pleasant,
L.P.                       Texas             239,000     239,000       1,228,000     46,000      1,495,000     481,000     1,060,000

Woodview Limited           Chillicothe,
                           Glassford,
                           Illinois          269,000     269,000       1,172,000     33,000      1,639,000     624,000     1,048,000
                                       -------------  -----------   -------------  ---------  -------------  ---------- ------------
                                         $10,862,000 $10,862,000     $48,030,000 $4,244,000    $62,356,000 $24,089,000   $42,511,000
                                     =============== =============   ===========  ==========  ============= =========== ============

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                      ------------------------------------------------------------------------------
                                                          For the year ended December 31, 2005
                                      ------------------------------------------------------------------------------
                                       Rental          Net        Year Investment                Estimated Useful
Local Limited Partnership Name         Income     Income/(loss)      Acquired      Status          Life (Years)
--------------------------------------------------------------------------------------------------------------------
Beaumont Elderly Housing, L.P.        $144,000       $5,000            1995       Completed             45

Brownfield Seniors Community, Ltd.     129,000       (6,000)           1994       Completed             40

Buffalo Apartments, Ltd.                93,000        1,000            1995       Completed             35

Cambridge Court Associates Limited     161,000      (30,000)           1992       Completed             35
Partnership

Candleridge Apartments of Bondurant
L.P.                                   124,000      (21,000)           1992       Completed           27.5

Candleridge Apartments of Waukee L.P.  139,000       (1,000)           1992       Completed           27.5

Carlinville Associates I, L.P.          64,000      (12,000)           1994       Completed             30

Cherokee Housing, Ltd.                  79,000       (8,000)           1993       Completed             40

Chester Associates  I, a Limited
Partnership                             92,000      (22,000)           1992       Completed           27.5

Clinton Terrace Apartments, Ltd.        92,000       (2,000)           1993       Completed             40

Coffeeville Housing, Ltd.               72,000       (6,000)           1993       Completed             40

Coosa County Housing, Ltd.              76,000       (5,000)           1992       Completed             40

Crockett Manor, Ltd.                   164,000       (4,000)           1994       Completed             40

Crockett Manor Senior Citizens
Complex, Ltd.                          146,000       (2,000)           1993       Completed             50

Delta Manor, L.P.                      162,000      (54,000)           1993       Completed           27.5

Eupora Apartments, L.P.                123,000      (23,000)           1992       Completed             40

Fairview Village V, Limited
Partnership                             73,000       (7,000)           1992       Completed             40

Fox Lake Manor Limited Partnership      36,000      (16,000)           1994       Completed           27.5

Ft. Deposit Housing, Ltd.               96,000       (2,000)           1992       Completed             40

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                      ------------------------------------------------------------------------------
                                                          For the year ended December 31, 2005
                                      ------------------------------------------------------------------------------
                                         Rental          Net        Year Investment               Estimated Useful
 Local Limited Partnership Name          Income     Income/(loss)      Acquired         Status      Life (Years)
--------------------------------------------------------------------------------------------------------------------
Gulf Coast Apartments, L.P.             264,000          39,000          1993          Completed         30

Gulf Coast Apartments of Long Beach,
L.P.                                    245,000          (7,000)         1993          Completed         30

Heritage Colonial Homes, L.P.            74,000         (15,000)         1994          Completed         40

HOI Limited Partnership of Benson       238,000         (35,000)         1993          Completed         40

HOI Limited Partnership of Dallas       273,000         (42,000)         1993          Completed         40

HOI Limited Partnership of Dunn         156,000         (19,000)         1993          Completed         40

HOI Limited Partnership of Kings Mt.    191,000          (9,000)         1993          Completed         40

HOI Limited Partnership of Lee          348,000         (78,000)         1993          Completed         40

HOI Limited Partnership of Sanford      280,000         (26,000)         1993          Completed         40

HOI Limited Partnership of Selma        284,000         (28,000)         1993          Completed         40

Killbuck Limited Partnership             87,000         (24,000)         1992          Completed       27.5

Lake Ridge Apartments, L.P.             169,000         (39,000)         1994          Completed         50

Levelland Manor, L.P.                   131,000          (6,000)         1993          Completed         40

Logan Park Associates Limited
Partnership                             453,000         (29,000)         1993          Completed        27.5

Meadow Run Associates Limited
Partnership                             188,000         (33,000)         1992          Completed          35

Oakdale Senior Housing Limited
Partnership                             448,000        (135,000)         1993          Completed          30

Orange Beach Housing, Ltd.              126,000         (23,000)         1994          Completed          40

Parks I Limited Partnership             226,000         (32,000)         1993          Completed          40

Post Manor, L.P.                         85,000         (12,000)         1992          Completed          40

Red Bud Associates I, a Limited
Partnership                              79,000         (23,000)         1992          Completed        27.5

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                      ------------------------------------------------------------------------------
                                                          For the year ended December 31, 2005
                                      ------------------------------------------------------------------------------
                                         Rental          Net        Year Investment                 Estimated Useful
Local Limited Partnership Name           Income     Income/(loss)      Acquired      Status            Life (Years)
--------------------------------------------------------------------------------------------------------------------
Steeleville Associates I, a Limited
Partnership                              58,000         (12,000)         1992       Completed               27.5

Tanglewood Limited Partnership          115,000         (32,000)         1992       Completed               27.5

Village Lane Properties, a Limited
Partnership                             182,000         (32,000)         1993       Completed                 25

Whitted Forest Limited Partnership      176,000         (50,000)         1993       Completed                 40

Wilcam Housing, Ltd.                     75,000         (10,000)         1993       Completed                 40

Wills Point Manor, L.P.                  89,000         (12,000)         1992       Completed                 40

Windmere Associates Limited
Partnership                             186,000         (24,000)         1992       Completed                 35

Woodlands Apartments, L.P.              172,000         (19,000)         1992       Completed                 40

Woodview Limited Partnership            188,000         (28,000)         1992       Completed                 40
                                      ----------      ------------
                                     $7,651,000     $(1,010,000)
                                     ===========      ============

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                          -------------------------------------------- ---------------------------------------------
                                                     As of March 31, 2005                      As of December 31, 2004
                                          -------------------------------------------- ---------------------------------------------
                                           Total Investment in   Amount of  Mortgage Balances
     Local Limited                             Local Limited    Investment  of Local Limited  Building and  Accumulated   Net Book
    Partnership Name          Location         Partnerships    Paid to Date    Partnership    Improvements  Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Beaumont Elderly              Beaumont,
Housing, L.P.                 Mississippi          $ 229,000    $  229,000      $  916,000   $ 1,310,000      $ 320,000    $ 990,000

Brownfield Seniors
Community, Ltd.               Brownfield, Texas      147,000       147,000         678,000       845,000        218,000      627,000

Buffalo Apartments, Ltd.      Buffalo, Texas          91,000        91,000         398,000       611,000        179,000      432,000

Cambridge Court Associates
Limited Partnership           Grottoes, Virginia     254,000       254,000       1,295,000     1,652,000        520,000    1,132,000

Candleridge Apartments of
Bondurant L.P.                Bondurant, Iowa         99,000        99,000         581,000       832,000        350,000      482,000

Candleridge Apartments of
Waukee L.P.                   Waukee, Iowa           101,000       101,000         635,000       873,000        331,000      542,000

                              Carlinville,
Carlinville Associates        Illinois               105,000       105,000         492,000       561,000        218,000      343,000
I, L.P.

Cherokee Housing, Ltd.        Cedar Bluff, Alabama   110,000       110,000         610,000       756,000        251,000      505,000

Chester Associates  I, a
Limited Partnership           Chester, Illinois      159,000       159,000         681,000     1,022,000        432,000      590,000

Clinton Terrace Apartments,
Ltd.                          Albany, Kentucky       138,000       138,000         752,000       930,000        317,000      613,000

Coffeeville Housing, Ltd.     Coffeeville, Alabama   103,000       103,000         532,000       663,000        234,000      429,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                          -------------------------------------------- ---------------------------------------------
                                                     As of March 31, 2005                      As of December 31, 2004
                                          -------------------------------------------- ---------------------------------------------
                                           Total Investment in   Amount of  Mortgage Balances
     Local Limited                             Local Limited    Investment  of Local Limited  Building and  Accumulated   Net Book
    Partnership Name          Location         Partnerships    Paid to Date    Partnership    Improvements  Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Coosa County Housing, Ltd.    Rockford, Alabama     103,000      103,000         546,000        693,000        239,000       454,000

Crockett Manor, Ltd.          Crockett, Texas       184,000      184,000         864,000      1,194,000        336,000       858,000

Crockett Manor Senior
Citizens Complex, Ltd.        Crockett, Texas       203,000      203,000       1,004,000      1,354,000        325,000     1,029,000

Delta Manor, L.P.             Techula, Mississippi  227,000      227,000       1,217,000      1,564,000        700,000       864,000

Eupora Apartments, L.P.       Eupora, Mississippi   138,000      138,000       1,186,000      1,422,000        439,000       983,000

Fairview Village V, Limited
Partnership                   Carroll, Iowa         119,000      119,000         576,000        807,000        274,000       533,000

Fox Lake Manor Limited
Partnership                   Fox Lake, Wisconsin    84,000       84,000         365,000        395,000        169,000       226,000

                              Fort Deposit,
Ft. Deposit Housing, Ltd.     Alabama               127,000      127,000         692,000        867,000        302,000       565,000

                              Gulfport,
Gulf Coast Apartments, L.P.   Mississippi           320,000      320,000       1,384,000      1,923,000        778,000     1,145,000

Gulf Coast Apartments of Long Long Beach,
Beach, L.P.                   Mississippi           315,000     315,000         1,401,000      1,938,000       770,000     1,168,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                          -------------------------------------------- ---------------------------------------------
                                                     As of March 31, 2005                      As of December 31, 2004
                                          -------------------------------------------- ---------------------------------------------
                                           Total Investment in   Amount of  Mortgage Balances
     Local Limited                             Local Limited    Investment  of Local Limited  Building and  Accumulated   Net Book
    Partnership Name          Location         Partnerships    Paid to Date    Partnership    Improvements  Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Heritage Colonial Homes, L.P. Blackshear, Georgia    115,000      115,000      514,000          752,000        222,000       530,000

HOI Limited Partnership of    Benson, North
Benson                        Carolina               269,000      269,000    1,117,000        1,705,000        559,000     1,146,000

HOI Limited Partnership of    Dallas, North
Dallas                        Carolina               366,000      366,000    1,657,000        2,292,000        802,000     1,490,000

HOI Limited Partnership of
Dunn                           Dunn, North Carolina  170,000      170,000      795,000        1,106,000        399,000       707,000

HOI Limited Partnership of     Kings Mountain,
Kings Mt.                      North Carolina        262,000      262,000    1,193,000        1,644,000        568,000     1,076,000

                               Sanford, North
HOI Limited Partnership of Lee Carolina              419,000      419,000    1,917,000        2,653,000        855,000     1,798,000

HOI Limited Partnership of     Sanford, North
Sanford                        Carolina              277,000      277,000    1,167,000        1,754,000        572,000     1,182,000

HOI Limited Partnership of     Selma, North
Selma                          Carolina              271,000      271,000    1,117,000        1,772,000        622,000     1,150,000

Killbuck Limited Partnership   Killbuck, Ohio        151,000      151,000      737,000          937,000        413,000       524,000

                               Tiptonville,
Lake Ridge Apartments, L.P.    Tennessee             317,000      317,000    1,438,000        1,882,000        720,000     1,162,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                          -------------------------------------------- ---------------------------------------------
                                                     As of March 31, 2005                      As of December 31, 2004
                                          -------------------------------------------- ---------------------------------------------
                                           Total Investment in   Amount of  Mortgage Balances
     Local Limited                             Local Limited    Investment  of Local Limited  Building and  Accumulated   Net Book
    Partnership Name          Location         Partnerships    Paid to Date    Partnership    Improvements  Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Levelland Manor, L.P.          Levelland, Texas  175,000         175,000          891,000        1,127,000        326,000    801,000

Logan Park Associates Limited
Partnership                    Caldwell, Idaho   571,000         571,000        2,241,000        3,049,000      1,061,000  1,988,000

Meadow Run Associates Limited  Gordonsville,
Partnership                    Virginia          302,000         302,000        1,472,000        1,856,000        527,000  1,329,000

Oakdale Senior Housing         Oakdale,
Limited Partnership            California        919,000         919,000        2,821,000        4,673,000      1,633,000  3,040,000

Orange Beach Housing, Ltd.     Orange Beach,     208,000         208,000        1,070,000        1,386,000        397,000    989,000
                               Alabama

Parks I Limited Partnership    Chatham,          253,000         253,000        1,220,000        1,600,000        517,000  1,083,000
                               Virginia

Post Manor, L.P.               Post, Texas       122,000         122,000          622,000          738,000        209,000    529,000

Red Bud Associates I, a        Red Bud,          135,000         135,000          589,000          952,000        382,000    570,000
Limited Partnership            Illinois

Steeleville Associates I, a    Steeleville,
Limited Partnership            Illinois          110,000         110,000          530,000          738,000        304,000    434,000

Tanglewood Limited Partnership Frankfurt, Ohio   212,000         212,000        1,049,000        1,327,000        590,000    737,000

Village Lane Properties, a     Farmington,       168,000         168,000          871,000          984,000        420,000    564,000
Limited Partnership            Arkansas

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                          -------------------------------------------- ---------------------------------------------
                                                     As of March 31, 2005                      As of December 31, 2004
                                          -------------------------------------------- ---------------------------------------------
                                           Total Investment in   Amount of  Mortgage Balances
     Local Limited                             Local Limited    Investment  of Local Limited  Building and  Accumulated   Net Book
    Partnership Name          Location         Partnerships    Paid to Date    Partnership    Improvements  Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Whitted Forest Limited         Hillsborough North
Partnership                    Carolina            685,000       685,000        931,000        2,033,000        485,000    1,548,000

Wilcam Housing, Ltd.           Camden, Alabama     106,000       106,000        611,000          765,000        247,000      518,000

Wills Point Manor, L.P.        Wills Point, Texas  124,000       124,000        619,000          767,000        222,000      545,000

Windmere Associates Limited
Partnership                    Lexington, Virginia 291,000       291,000      1,465,000        1,865,000        500,000    1,365,000

                               Mount Pleasant,
Woodlands Apartments, L.P.     Texas               239,000       239,000      1,234,000        1,541,000        442,000    1,099,000

Woodview Limited Partnership   Chillicothe,
                               Illinois and        269,000       269,000      1,177,000        1,651,000        567,000    1,084,000
                               Glassford,       -----------   -----------    -----------      -----------   ------------  ----------
                               Illinois        $10,862,000   $10,862,000    $47,870,000      $65,761,000    $22,263,000  $43,498,000
                                               ===========   ===========    ===========      ===========    ===========  ===========

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                      ------------------------------------------------------------------------------
                                                          For the year ended December 31, 2004
                                      ------------------------------------------------------------------------------
                                          Rental          Net        Year Investment                Estimated Useful
Local Limited Partnership Name            Income     Income/(loss)      Acquired      Status        Life (Years)
--------------------------------------------------------------------------------------------------------------------
Beaumont Elderly Housing, L.P.            $131,000        $(25,000)         1995      Completed                 45

Brownfield Seniors Community, Ltd.         127,000          (8,000)         1994      Completed                 40

Buffalo Apartments, Ltd.                    93,000           2,000          1995      Completed                 35

Cambridge Court Associates Limited
Partnership                                149,000         (25,000)         1992      Completed                 35

Candleridge Apartments of Bondurant        127,000          (8,000)         1992      Completed               27.5
L.P.

Candleridge Apartments of Waukee L.P.      138,000           9,000          1992      Completed               27.5

Carlinville Associates I, L.P.              57,000         (15,000)         1994      Completed                 30

Cherokee Housing, Ltd.                      76,000         (19,000)         1993      Completed                 40

Chester Associates  I, a Limited
Partnership                                 86,000         (20,000)         1992      Completed               27.5

Clinton Terrace Apartments, Ltd.            87,000          (1,000)         1993      Completed                 40

Coffeeville Housing, Ltd.                   64,000         (16,000)         1993      Completed                 40

Coosa County Housing, Ltd.                  70,000          (3,000)         1992      Completed                 40

Crockett Manor, Ltd.                       167,000           8,000          1994      Completed                 40

Crockett Manor Senior Citizens
Complex, Ltd.                              143,000         (12,000)         1993      Completed                 50

Delta Manor, L.P.                          163,000         (50,000)         1993      Completed               27.5

Eupora Apartments, L.P.                    128,000         (26,000)         1992      Completed                 4

Fairview Village V, Limited
Partnership                                67,000         (11,000)          1992      Completed                 40

Fox Lake Manor Limited Partnership         30,000         (16,000)          1994      Completed               27.5

Ft. Deposit Housing, Ltd.                  91,000           1,000           1992      Completed                 40

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                      ------------------------------------------------------------------------------
                                                          For the year ended December 31, 2004
                                      ------------------------------------------------------------------------------
                                            Rental          Net        Year Investment           Estimated Useful
 Local Limited Partnership Name             Income     Income/(loss)      Acquired      Status     Life (Years)
--------------------------------------------------------------------------------------------------------------------
Gulf Coast Apartments, L.P.                252,000          (4,000)         1993       Completed                 30

Gulf Coast Apartments of Long Beach,
L.P.                                       248,000         (10,000)         1993       Completed                 30

Heritage Colonial Homes, L.P.               65,000         (40,000)         1994       Completed                 40

HOI Limited Partnership of Benson          221,000         (39,000)         1993       Completed                 40

HOI Limited Partnership of Dallas          257,000         (59,000)         1993       Completed                 40

HOI Limited Partnership of Dunn            148,000         (18,000)         1993       Completed                 40

HOI Limited Partnership of Kings Mt.       182,000         (18,000)         1993       Completed                 40

HOI Limited Partnership of Lee             339,000         (55,000)         1993       Completed                 40

HOI Limited Partnership of Sanford         277,000         (16,000)         1993       Completed                 40

HOI Limited Partnership of Selma           262,000         (36,000)         1993       Completed                 40

Killbuck Limited Partnership                90,000         (16,000)         1992       Completed               27.5

Lake Ridge Apartments, L.P.                161,000         (44,000)         1994       Completed                 50

Levelland Manor, L.P.                      130,000         (13,000)         1993       Completed                 40

Logan Park Associates Limited
Partnership                                431,000         (23,000)         1993       Completed               27.5

Meadow Run Associates Limited
Partnership                                186,000         (34,000)         1992       Completed                 35

Oakdale Senior Housing Limited
Partnership                                407,000        (155,000)         1993       Completed                 30

Orange Beach Housing, Ltd.                 122,000         (25,000)         1994       Completed                 40

Parks I Limited Partnership                145,000         (17,000)         1993       Completed                 40

Post Manor, L.P.                            75,000         (22,000)         1992       Completed                 40

Red Bud Associates I, a Limited
Partnership                                76,000          (24,000)         1992       Completed               27.5

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                      ---------------------------------------------------------------------------------
                                                            For the year ended December 31, 2004
                                      ---------------------------------------------------------------------------------
                                                                                                       Estimated
                                                                Net         Year Investment           Useful Life
Local Limited Partnership Name            Rental Income    Income/(loss)       Acquired        Status    (Years)
-----------------------------------------------------------------------------------------------------------------------
Steeleville Associates I, a Limited
Partnership                                     59,000        (11,000)           1992       Completed         27.5

Tanglewood Limited Partnership                 116,000        (30,000)           1992       Completed         27.5

Village Lane Properties, a Limited
Partnership                                    178,000        (33,000)           1993       Completed           25

Whitted Forest Limited Partnership             188,000        (42,000)           1993       Completed           40

Wilcam Housing, Ltd.                            80,000        (18,000)           1993       Completed           40

Wills Point Manor, L.P.                         89,000        (18,000)           1992       Completed           40

Windmere Associates Limited
Partnership                                    178,000        (39,000)           1992       Completed           35

Woodlands Apartments, L.P.                     171,000        (11,000)           1992       Completed           40

Woodview Limited Partnership                   187,000        (22,000)           1992       Completed           40
                                        --------------    --------------
                                        $    7,314,000  $  (1,127,000)
                                        ===============   ==============

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                                        ---------------------------  -----------------------------------------------
                                                           As of March 31, 2004                As of December 31, 2003
-----------------------------------------------------------------------------------  -----------------------------------------------
                                                Total Original
                                                  Investment in      Amount of       Encumbrances                               Net
 Local Limited                                    Local Limited      Investment    of Local Limited Property and Accumulated    Book
Partnership Name                Location          Partnerships     Paid to Date      Partnerships    Equipment  Depreciation   Value
-----------------------------------------------------------------------------------  -----------------------------------------------
Beaumont Elderly                   Beaumont,
Housing, L.P.                      Mississippi         $ 229,000      $  229,000   $ 919,000    $ 1,310,000   $ 286,000  $ 1,024,000

Brownfield Seniors                 Brownfield, Texas
Community, Ltd.                                          147,000         147,000     705,000        845,000     205,000      640,000

Buffalo Apartments, Ltd.           Buffalo, Texas         91,000          91,000     402,000        606,000     158,000      448,000

Cambridge Court Associates         Grottoes, Virginia
Limited Partnership                                      254,000         254,000   1,302,000      1,652,000     482,000    1,170,000

Candleridge Apartments of          Bondurant, Iowa
Bondurant L.P.                                            99,000          99,000     586,000        821,000     317,000      504,000

Candleridge Apartments of Waukee   Waukee, Iowa
L.P.                                                     101,000         101,000     640,000        866,000     296,000      570,000

Carlinville Associates I, L.P.     Carlinville,
                                   Illinois              105,000         105,000     494,000        561,000     200,000      361,000

Cherokee Housing, Ltd.             Cedar Bluff, Alabama  110,000         110,000     613,000        754,000     229,000      525,000

Chester Associates  I, a Limited   Chester, Illinois
Partnership                                              159,000         159,000     683,000      1,015,000     395,000      620,000

Clinton Terrace Apartments, Ltd.   Albany, Kentucky      138,000         138,000     756,000        930,000     296,000      634,000

Coffeeville Housing, Ltd.          Coffeeville, Alabama  103,000         103,000     535,000        663,000     217,000      446,000

Coosa County Housing, Ltd.         Rockford, Alabama     103,000         103,000     550,000        692,000     220,000      472,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                                        ---------------------------  -----------------------------------------------
                                                           As of March 31, 2004                As of December 31, 2003
-----------------------------------------------------------------------------------  -----------------------------------------------
                                                Total Original
                                                  Investment in      Amount of       Encumbrances                               Net
 Local Limited                                    Local Limited      Investment    of Local Limited Property and Accumulated    Book
Partnership Name                Location          Partnerships     Paid to Date      Partnerships    Equipment  Depreciation   Value
-----------------------------------------------------------------------------------  -----------------------------------------------
Crockett Manor, Ltd.             Crockett, Texas      184,000         184,000         872,000       1,191,000     304,000    887,000

Crockett Manor Senior Citizens   Crockett, Texas
Complex, Ltd.                                         203,000         203,000       1,008,000       1,354,000     293,000  1,061,000

Delta Manor, L.P.                Techula, Mississippi 227,000         227,000       1,221,000       1,555,000     640,000    915,000

Eupora Apartments, L.P.          Eupora, Mississippi  138,000         138,000       1,190,000       1,422,000     405,000  1,017,000

Fairview Village V, Limited      Carroll, Iowa
Partnership                                           119,000         119,000         581,000         800,000     253,000    547,000

Fox Lake Manor                   Fox Lake, Wisconsin
Limited Partnership                                    84,000          84,000         367,000         395,000     155,000    240,000

Ft. Deposit Housing, Ltd.        Fort Deposit,
                                 Alabama              127,000         127,000         695,000         867,000     279,000    588,000

Gulf Coast Apartments, L.P.      Gulfport,            320,000         320,000       1,398,000       1,911,000     719,000  1,192,000
                                 Mississippi

Gulf Coast Apartments of Long    Long Beach,
Beach, L.P.                      Mississippi          315,000         315,000       1,413,000       1,921,000     718,000  1,203,000

Heritage Colonial Homes, L.P.    Blackshear, Georgia  115,000         115,000         519,000         752,000     204,000    548,000

HOI Limited Partnership          Benson, North
of Benson                        Carolina             269,000         269,000       1,140,000       1,700,000     511,000  1,189,000

HOI Limited Partnership          Dallas, North
of Dallas                        Carolina             366,000         366,000       1,670,000       2,292,000     734,000  1,558,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                                        ------------------------  --------------------------------------------------
                                                          As of March 31, 2004                As of December 31, 2003
--------------------------------------------------------------------------------  --------------------------------------------------
                                                Total Original
                                                  Investment in      Amount of       Encumbrances                               Net
 Local Limited                                    Local Limited      Investment    of Local Limited Property and Accumulated    Book
Partnership Name                Location          Partnerships     Paid to Date      Partnerships    Equipment  Depreciation   Value
--------------------------------------------------------------------------------  --------------------------------------------------
HOI Limited Partnership of Dunn    Dunn, North
                                   Carolina             170,000         170,000        802,000       1,101,000    364,000    737,000

HOI Limited Partnership of Kings   Kings Mountain,
Mt.                                North Carolina       262,000         262,000      1,204,000       1,644,000    520,000  1,124,000

HOI Limited Partnership of Lee     Sanford, North
                                   Carolina             419,000         419,000      1,935,000       2,646,000    783,000  1,863,000

HOI Limited Partnership of Sanford Sanford, North
                                   Carolina             277,000         277,000      1,191,000       1,754,000    523,000  1,231,000

HOI Limited Partnership of Selma   Selma, North
                                   Carolina             271,000         271,000      1,144,000       1,770,000    568,000  1,202,000

Killbuck Limited Partnership       Killbuck, Ohio       151,000         151,000        740,000         937,000    381,000    556,000

Lake Ridge Apartments, L.P.        Tiptonville,
                                   Tennessee            317,000         317,000      1,444,000       1,848,000    660,000  1,188,000

Levelland Manor, L.P.              Levelland, Texas     175,000         175,000        894,000       1,126,000    298,000    828,000

Logan Park Associates Limited      Caldwell, Idaho
Partnership                                             571,000         571,000      2,251,000       3,034,000    986,000  2,048,000

Meadow Run Associates Limited      Gordonsville,
Partnership                        Virginia             302,000         302,000      1,477,000       1,856,000    476,000  1,380,000

Oakdale Senior Housing Limited     Oakdale, California
Partnership                                             919,000         919,000      2,871,000       4,669,000  1,490,000  3,179,000

Orange Beach Housing, Ltd.         Orange Beach,
                                   Alabama              208,000         208,000      1,075,000       1,364,000    360,000  1,004,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                                        ------------------------  --------------------------------------------------
                                                          As of March 31, 2004               As of December 31, 2003
--------------------------------------------------------------------------------  --------------------------------------------------
                                                Total Original
                                                  Investment in      Amount of     Encumbrances                               Net
 Local Limited                                    Local Limited      Investment  of Local Limited Property and  Accumulated   Book
Partnership Name                Location          Partnerships     Paid to Date    Partnerships    Equipment   Depreciation  Value
--------------------------------------------------------------------------------  --------------------------------------------------
Parks I Limited Partnership      Chatham, Virginia    253,000       253,000       1,226,000     1,595,000      478,000     1,117,000

Post Manor, L.P.                 Post, Texas          122,000       122,000         625,000       738,000      191,000       547,000

Red Bud Associates I, a Limited  Red Bud, Illinois
Partnership                                           135,000       135,000         592,000       948,000      346,000       602,000

Steeleville Associates I, a      Steeleville,
Limited Partnership              Illinois             110,000       110,000         544,000       735,000      279,000       456,000

Tanglewood Limited Partnership   Frankfurt, Ohio      212,000       212,000       1,054,000     1,327,000      544,000       783,000

Village Lane Properties, a       Farmington, Arkansas
Limited Partnership                                   168,000       168,000         876,000       984,000      386,000       598,000

Whitted Forest Limited           Hillsborough, North
Partnership                      Carolina             685,000       685,000         951,000     2,034,000      440,000     1,594,000

Wilcam Housing, Ltd.             Camden, Alabama      106,000       106,000         614,000       762,000      226,000       536,000

Wills Point Manor, L.P.          Wills Point, Texas   124,000       124,000         622,000       767,000      203,000       564,000


Windmere Associates Limited      Lexington, Virginia
Partnership                                           291,000       291,000       1,471,000     1,839,000      451,000     1,388,000

Woodlands Apartments, L.P.       Mount Pleasant,
                                 Texas                239,000       239,000       1,239,000     1,530,000      404,000     1,126,000

Woodview Limited Partnership     Chillicothe,
                                 Illinois and
                                 Glassford, Illinois  269,000       269,000       1,182,000     1,629,000      518,000     1,111,000
                                                  ------------  ------------   -------------  ------------   ----------  -----------
                                                $  10,862,000  $ 10,862,000   $  48,283,000  $ 65,512,000 $ 20,391,000  $ 45,121,000
                                                ==============  ============  ==============  ============ ============ ============

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                      ------------------------------------------------------------------------------
                                                          For the year ended December 31, 2003
                                      ------------------------------------------------------------------------------
                                         Rental          Net        Year Investment               Estimated Useful
Local Limited Partnership Name           Income     Income/(loss)      Acquired      Status         Life (Years)
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

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                      ------------------------------------------------------------------------------
                                                          For the year ended December 31, 2003
                                      ------------------------------------------------------------------------------
                                         Rental          Net        Year Investment               Estimated Useful
Local Limited Partnership Name           Income     Income/(loss)      Acquired       Status         Life (Years)
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

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                     ------------------------------------------------------------------------------
                                                          For the year ended December 31, 2003
                                      -----------------------------------------------------------------------------
                                         Rental          Net        Year Investment               Estimated Useful
Local Limited Partnership Name           Income     Income/(loss)      Acquired       Status         Life (Years)
-------------------------------------------------------------------------------------------------------------------
Village Lane Properties, a Limited
Partnership                                173,000       (34,000)        1993        Completed            25

Whitted Forest Limited Partnership         188,000       (17,000)        1993        Completed            40

Wilcam Housing, Ltd.                        74,000       (18,000)        1993        Completed            40

Wills Point Manor, L.P.                     88,000        (7,000)        1992        Completed            40

Windmere Associates Limited
Partnership                                176,000       (33,000)        1992        Completed            35

Woodlands Apartments, L.P.                 177,000       (42,000)        1992        Completed            40

Woodview Limited Partnership               186,000       (23,000)        1992        Completed            40
                                         ---------   ------------
                                       $ 7,220,000  $ (1,239,000)
                                         =========   ============

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

Date: February 27, 2007

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

Date: February 27, 2007




By:  /s/ Thomas J. Riha
     ------------------
     Thomas J. Riha,
     Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc. (chief financial officer and principal accounting officer)

Date: February 27, 2007




By:  /s/ Wilfred N. Cooper, Sr.
     --------------------------
     Wilfred N. Cooper, Sr.,
     Chairman of the Board of WNC & Associates, Inc.

Date: February 27, 2007




By:  /s/ David N. Shafer
     -------------------
     David N Shafer,
     Director of WNC & Associates, Inc.

Date: February 27, 2007