Form 10-Q
period 2006-06-30
WNC HOUSING TAX CREDIT FUND III L P
filed 2007-03-06
CIK 875278

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 2006

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Balance Sheets
                       June 30, 2006 and March 31, 2006........................3

             Statements of Operations
                       For the Three Months Ended June 30, 2006 and 2005.......4

             Statement of Partners' Deficit
                       For the Three Months Ended June 30, 2006 ...............5

             Statements of Cash Flows
                       For the Three Months Ended June 30, 2006 and 2005.......6

             Notes to Financial Statements.....................................7


     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................14

     Item 3. Quantitative and Qualitative Disclosures above Market Risk.......15

     Item 4.  Controls and Procedures.........................................15

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................16

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......16

     Item 3. Defaults Upon Senior Securities..................................16

     Item 4. Submission of Matters to a Vote of Security Holders..............16

     Item 5. Other Information................................................16

     Item 6. Exhibits and Reports on Form 8-K.................................16

     Signatures...............................................................17

     Certifications......................................................18 & 19

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                       June 30, 2006                March 31, 2006
                                                                   -----------------------        ------------------
                                                                        (unaudited)
ASSETS
Cash and cash equivalents                                        $               164,170        $         156,158
Investments in Local Limited Partnerships, net (Note 2)                           23,387                   23,717
                                                                   -----------------------        ------------------
   Total Assets                                                  $               187,557        $         179,875
                                                                   =======================        ==================
LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to
     General Partner and affiliates (Note 3)                     $             3,267,462        $       3,198,608

Partners' deficit:
  General Partner                                                                (71,321)                 (70,709)
  Limited Partners (15,000 Partnership Units authorized;
    15,000 Partnership Units issued and outstanding)                          (3,008,584)              (2,948,024)
                                                                   -----------------------        ------------------
      Total partners' deficit                                                 (3,079,905)              (3,018,733)
                                                                   -----------------------        ------------------
      Total Liabilities and  Partners' Deficit                   $               187,557        $         179,875
                                                                   =======================        ==================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2006 and 2005
                                   (unaudited)

                                                          2006                             2005
                                                 ------------------------        --------------------------
Interest income                                $                     185        $                      239

Distribution income                                               14,703                             5,428
                                                 ------------------------        --------------------------
    Total income                                                  14,888                             5,667
                                                 ------------------------        --------------------------
Operating expenses:
  Amortization (Note 2)                                               85                                85
  Asset management fees (Note 3)                                  74,866                            74,866
  Legal and accounting                                               234                             5,475
  Other                                                              630                             2,852
                                                 ------------------------        --------------------------
    Total operating expenses                                      75,815                            83,278
                                                 ------------------------        --------------------------
Loss from operations                                             (60,927)                          (77,611)

Equity in losses of Local Limited
  Partnerships (Note 2)                                             (245)                          (10,329)
                                                 ------------------------        --------------------------
Net loss                                       $                 (61,172)       $                  (87,940)
                                                 ========================        ==========================
Net loss allocated to:
  General Partner                              $                    (612)       $                     (879)
                                                 ========================        ==========================
  Limited Partners                             $                 (60,560)       $                  (87,061)
                                                 ========================        ==========================

Net loss per Partnership Unit                  $                      (4)       $                       (6)
                                                 ========================        ==========================
Outstanding weighted Partnership Units                            15,000                            15,000
                                                 ========================        ==========================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                    For the Three Months Ended June 30, 2006

                                                          General              Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------
Partners' deficit at March 31, 2006                  $       (70,709)     $     (2,948,024)     $       (3,018,733)

Net loss (unaudited)                                            (612)              (60,560)                (61,172)
                                                       ---------------      ----------------      ------------------
Partners' deficit at June 30, 2006 (unaudited)       $       (71,321)     $     (3,008,584)     $       (3,079,905)
                                                       ===============      ================      ==================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2006 and 2005
                                   (unaudited)

                                                                            2006                 2005
                                                                        --------------      ---------------
Cash flows from operating activities:
  Net loss                                                            $      (61,172)     $       (87,940)
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
        Amortization                                                              85                   85
        Equity in losses of Local Limited Partnerships                           245               10,329
        Change in accrued  fees and expenses due to
          General Partner and affiliates                                      68,854               49,312
                                                                        --------------      ---------------
Net cash provided by  (used in) operating activities                           8,012              (28,214)
                                                                        --------------      ---------------
Net increase (decrease) in cash and cash equivalents                           8,012              (28,214)

Cash and cash equivalents, beginning of period                               156,158              212,588
                                                                        --------------      ---------------
Cash and cash equivalents, end of period                              $      164,170      $       184,374
                                                                        ==============      ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                         $            -      $             -
                                                                        ==============      ===============

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2006
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2006.

Organization
------------

WNC Housing Tax Credit Fund III, L.P. ("the Partnership"), a California Limited Partnership, was formed on May 10, 1991 under the laws of the State of California. The Partnership was formed to acquire limited partnership interests or membership interests in other Local Limited Partnerships or limited liability companies ("Local Limited Partnerships") which own multi-family housing complexes ("Housing Complexes") that are eligible for Federal low-income housing tax credits ("Low Income Housing Tax Credits").

The general partner of the Partnership is WNC Tax Credit Partners, L.P. (the "General Partner"). The general partners of the General Partner are WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper, Sr. The chairman and president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership and General Partner have no employees of their own.

The Partnership shall continue in full force and effect until December 31, 2050 unless terminated prior to that date pursuant to the partnership agreement or law.

The Partnership Agreement authorized the sale of up to 15,000 of Limited Partnership interest ("Partnership Units") at $1,000 per Partnership Unit. The offering of Partnership Units concluded on September 30, 1993, at which time 15,000 Partnership Units representing subscriptions in the amount of $15,000,000 had been accepted. The General Partner has 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the "Limited Partners") will be allocated the remaining 99% of these items in proportion to their respective investments.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2006
                                   (unaudited)

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2006
                                   (unaudited)

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

Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2007, if the Partnership were to experience a working capital deficiency.

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

With that in mind, the General Partner is continuing its review of the Housing Complexes, with special emphasis on the more mature properties such as any that have satisfied the IRS compliance requirements. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complex, and the tax consequences to the Limited Partners from the sale of the Housing Complex.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. As of June 30, 2006, no Housing Complexes have completed 15 year compliance period or been selected for disposition. The dissolution of the Partnership was not imminent as of December 31, 2006 and therefore the Partnership continues to be accounted for as a going concern.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2006
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Method of Accounting for Investments in Local Limited Partnerships
------------------------------------------------------------------

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership and includes such reduction in equity in loss of limited partnerships. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (See Notes 2).

"Equity in losses of the Local Limited Partnerships" for each period ended June 30, 2006 and 2005 have been recorded by the Partnership based on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent quarterly financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended. (See Note 2)

Distributions received from the Local Limited Partnerships will be accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero will be recognized as distribution income.

Use of Estimates
----------------

The preparation of the balance sheet in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Concentration of Credit Risk
----------------------------

At June 30, 2006, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2006
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Method of Accounting for Investments in Local Limited Partnerships, continued
-----------------------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2006 and March 31, 2006, the Partnership had no cash equivalents.

Net Loss  Per Partnership Unit
------------------------------

Net loss per Partnership Unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per Partnership Unit includes no dilution and is computed by dividing loss allocated to Limited Partners by the weighted average number of Partnership Units outstanding during the period. Calculation of diluted net loss per Partnership Unit is not required.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2006
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of the periods presented, the Partnership has acquired limited partnership interests in 48 Local Limited Partnerships, each of which owns one Housing Complex except one Local Limited Partnership that owns three Housing Complexes, consisting of an aggregate of 1,685 apartment units. The respective General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                  For the Three              For the Year
                                                                   Months Ended                  Ended
                                                                  June 30, 2006             March 31, 2006
                                                              -----------------------      ------------------
     Investments per balance sheet, beginning of period       $              23,717      $           57,307
     Equity in losses of Local Limited Partnerships                            (245)                (32,221)
     Distributions received from Local Limited Partnerships                       -                  (1,029)
     Amortization of capitalized acquisition fees and costs
                                                                                (85)                   (340)
                                                                ---------------------      ------------------
     Investments per balance sheet, end of period             $              23,387      $           23,717
                                                                =====================      ==================

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2006
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Selected financial information for the three months ended June 30, 2006 and 2005 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested as follows:


                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                       2006                      2005
                                                               ----------------------      ------------------
        Revenues                                             $             1,956,000      $        1,761,000
                                                               ----------------------      ------------------
        Expenses:
         Operating expenses                                                1,334,000               1,212,000
         Interest expense                                                    411,000                 356,000
         Depreciation and amortization                                       463,000                 436,000
                                                               ----------------------      ------------------
        Total expenses                                                     2,208,000               2,004,000
                                                               ----------------------      ------------------
        Net loss                                             $              (252,000)     $         (243,000)
                                                               ======================      ==================
                                                             $              (250,000)     $         (240,000)
        Net loss allocable to the Partnership
                                                               ======================      ==================
        Net loss recorded by the Partnership                 $                    -       $          (10,000)
                                                               ======================      ==================

Certain Local Limited Partnerships have incurred operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2006
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a) Annual asset management fee. An annual asset management fee equal to 0.5% of the invested assets of the Local Limited Partnerships. Invested Assets means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Apartment Complexes owned by such Local Limited Partnerships. Fees of $74,866 were incurred during each of three months ended June 30, 2006 and 2005. The Partnership paid the General Partner or its affiliates $6,875 and $13,750 of those fees during the three months ended June 30, 2006 and 2005, respectively.

(b) Subordinated disposition fee. A subordinated disposition fee is earned in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 16% through December 31, 2002 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fees were earned for the periods presented.

(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements were approximately $0 and $20,130 during the three months ended June 30, 2006 and 2005, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                                        June 30, 2006                 March 31, 2006
                                                    ---------------------          ------------------
   Asset management fee payable                  $              3,261,887       $           3,193,896
   Reimbursement  for  expenses  paid by the
   General Partner and/or its affiliates                            5,575                       4,712
                                                    ----------------------         -------------------
                                                 $              3,267,462       $           3,198,608
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

With the exception of the discussion regarding historical information, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-Q contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

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

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.

The following discussion and analysis compares the results of operations for the three months ended June 30, 2006 and 2005, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2006 consisted primarily of $164,000 in cash and aggregate investments in the forty-eight Local Limited Partnerships of $23,000. Liabilities at June 30, 2006 primarily consisted of $3,267,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005. The Partnership's net loss for the three months ended June 30, 2006 was $(61,000), reflecting a decrease of $27,000 from the net loss for the three months ended June 30, 2005 of $(88,000). This change was primarily due to $10,000 decrease in equity in losses of Local Limited Partnerships for the three months ended June 30, 2006. This decrease was a result of the Partnership not recognizing losses in certain Local Limited Partnerships as the investment in such Local Limited Partnerships had reached zero at June 30, 2006. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. Along with the decrease in equity in losses of limited partnerships, the loss from operations decreased by $17,000, from $(78,000) for the three months ended June 30, 2005 to $(61,000) for the three months ended June 30, 2006, which was caused by a $8,000 decrease in operating expenses offset by a $9,000 increase in distribution income. The decrease in operating expenses was primarily due to a $6,000 decrease in legal and accounting fees and $2,000 decrease in other operating expenses.

Liquidity and Capital

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005. Net cash provided during the three months ended June 30, 2006 was $8,000, compared to net cash used in the three months ended June 30, 2005 of $(28,000), reflecting a change of $36,000. This change was primarily due to a cash increase provided by operating activities.

During the three months ended June 30, 2006, accrued asset management fees payable and advances due to the General Partner increased by $69,000. The General Partner does not anticipate that the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The Partnership expects its future cash flows, together with its net available assets at June 30, 2006, to be sufficient to meet all currently foreseeable future cash requirements. This excludes amounts owed to Associates by the Partnership.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         NOT APPLICABLE

Item 4.  Controls and Procedures

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

         Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. Other  Information

Item 1.  Legal Proceedings

         NONE

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

Date: March 6, 2007




By:  /s/ Thomas J. Riha
     ------------------

Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: March 6, 2007