Form 10-Q
period 2006-09-30
WNC HOUSING TAX CREDIT FUND III L P
filed 2007-03-06
CIK 875278

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from            to
                                           ------------  -------------

                         Commission file number: 0-21494


                      WNC HOUSING TAX CREDIT FUND III, L.P.

                 California                            33-0463432
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

Yes          No     X
  -----------  ------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes          No    X
   ----------  -------------

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                    For the Quarter Ended September 30, 2006

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets
                September 30, 2006 and March 31, 2006..........................3

          Statements of Operations
                For the Three and Six Months Ended September 30, 2006 and 2005.4

          Statement of Partners' Deficit
                For the Six Months Ended September 30, 2006 ...................5

          Statements of Cash Flows
                For the Six Months Ended September 30, 2006 and 2005...........6

          Notes to Financial Statements........................................7


  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................14

  Item 3. Quantitative and Qualitative Disclosures above Market Risk..........15

  Item 4. Controls and Procedures.............................................15

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings...................................................16

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.........16

  Item 3. Defaults Upon Senior Securities.....................................16

  Item 4. Submission of Matters to a Vote of Security Holders.................16

  Item 5. Other Information...................................................16

  Item 6. Exhibits and Reports on Form 8-K....................................16

  Signatures..................................................................17

  Certifications........................................................ 18 & 19

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                     September 30, 2006            March 31, 2006
                                                                   -----------------------        ------------------
                                                                        (unaudited)
ASSETS
Cash and cash equivalents                                        $               158,578        $         156,158
Investments in Local Limited Partnerships, net (Note 2)                           22,856                   23,717
                                                                   -----------------------        ------------------
      Total Assets                                               $               181,434        $         179,875
                                                                   =======================        ==================
LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to
     General Partner and affiliates (Note 3)                     $             3,348,631        $       3,198,608

Partners' deficit:

  General Partner                                                                (72,194)                 (70,709)
  Limited Partners (15,000 Partnership Units authorized;
    15,000 Partnership Units issued and outstanding)                          (3,095,003)              (2,948,024)
                                                                   -----------------------        ------------------
      Total partners' deficit                                                 (3,167,197)              (3,018,733)
                                                                   -----------------------        ------------------
      Total Liabilities and Partners' Deficit                    $               181,434         $        179,875
                                                                   =======================        ==================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2006 and 2005
                                   (unaudited)

                                                          2006                                        2005
                                       -------------------------------------------    -------------------------------------
                                         Three Months              Six Months          Three Months          Six Months
                                       ------------------      -------------------    ----------------    -----------------
Interest income                      $               182                      367   $             229                  468
Distribution income                                6,476                   21,179              12,354               17,782
                                       ------------------      -------------------    ----------------    -----------------
                                                   6,658                   21,546              12,583               18,250
                                       ------------------      -------------------    ----------------    -----------------
Operating expenses:
  Amortization (Note 2)                               85                      170                  85                  170
  Asset management fees (Note 3)                  74,866                  149,732              74,866              149,732
  Legal and accounting                            16,687                   16,921              10,376               15,851
  Other                                            2,066                    2,696               1,750                4,602
                                       ------------------      -------------------    ----------------    -----------------
    Total operating expenses                      93,704                  169,519              87,077              170,355
                                       ------------------      -------------------    ----------------    -----------------
Loss from operations                             (87,046)                (147,973)            (74,494)            (152,105)

Equity in losses of Local
 Limited Partnerships (Note 2)                      (246)                    (491)            (10,329)             (20,658)
                                       ------------------      -------------------    ----------------    -----------------
Net loss                             $           (87,292)                (148,464)   $        (84,823)            (172,763)
                                       ==================      ===================    ================    =================
Net loss allocated to:
  General Partner                    $              (873)                  (1,485)   $           (848)              (1,728)
                                       ==================      ===================    ================    =================
  Limited Partners                   $           (86,419)                (146,979)   $        (83,975)            (171,035)
                                       ==================      ===================    ================    =================

Net loss per Partnership Unit        $                (6)                     (10)   $             (5)                 (11)
                                       ==================      ===================    ================    =================
Outstanding weighted Partnership
  Units                                           15,000                   15,000              15,000               15,000
                                       ==================      ===================    ================    =================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                   For the Six Months Ended September 30, 2006

                                                           General               Limited
                                                           Partner              Partners                 Total
                                                        ---------------      ----------------      ------------------
Partners' deficit at March 31, 2006                   $       (70,709)     $     (2,948,024)     $       (3,018,733)

Net loss (unaudited)                                           (1,485)             (146,979)               (148,464)
                                                        ---------------      ----------------      ------------------
Partners' deficit at September 30, 2006 (unaudited)   $       (72,194)     $     (3,095,003)     $       (3,167,197)
                                                        ===============      ================      ==================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2006 and 2005
                                   (unaudited)

                                                                            2006                 2005
                                                                        --------------      ---------------
Cash flows from operating activities:
  Net loss                                                            $     (148,464)     $      (172,763)
    Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:
        Amortization                                                             170                  170
        Equity in losses of Local Limited Partnerships                           491               20,658
        Change in accrued  fees and expenses due to
          General Partner and affiliates                                     150,023              119,907
                                                                        --------------      ---------------
Net cash provided by (used in) operating activities                            2,220              (32,028)
                                                                        --------------      ---------------
Cash flows from investing activities:
   Distributions received from Local Limited Partnerships                        200                    -
                                                                        --------------      ---------------
Net increase (decrease) in cash and cash equivalents                           2,420              (32,028)

Cash and cash equivalents, beginning of period                               156,158              212,588
                                                                        --------------      ---------------
Cash and cash equivalents, end of period                              $      158,578      $       180,560
                                                                        ==============      ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                         $            -      $             -
                                                                        ==============      ===============

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2006
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2006.

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

The Partnership Agreement authorized the sale of up to 15,000 of Limited Partnership interest ("Partnership Units") at $1,000 per Partnership Unit. The offering of Partnership Units concluded on September 30, 1993, at which time 15,000 Partnership Units representing subscriptions in the amount of $15,000,000 had been accepted. The General Partner has 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the "Limited Partne") will be allocated the remaining 99% of these items in proportion to their respective investments.

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

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2006
                                   (unaudited)

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

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Tax Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

Substantially all of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated a significant amount of Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Credit compliance period, risks exist for potential recapture of prior Low Income Housing Tax Credits.

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2006
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Risks and Uncertainties, continued
----------------------------------

No trading market for the Partnership Units exists or is expected to develop. Limited Partners may be unable to sell their Partnership Units except at a discount and should consider their Partnership Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through September 30, 2007, if the Partnership were to experience a working capital deficiency.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. As of September 30, 2006, no Housing Complexes have completed 15 year compliance period or been selected for disposition. The dissolution of the Partnership was not imminent as of September 30, 2006 and therefore the Partnership continues to be accounted for as a going concern.

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

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2006
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Method of Accounting For Investments in Limited Partnerships
------------------------------------------------------------

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made or distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years. (See Note 2)

"Equity in losses of the Local Limited Partnerships" for each period ended September 30, 2006 and 2005 have been recorded by the Partnership based on six months of results estimated by management of the Partnership. Management's estimate for the six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent quarterly financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended. (See Note 2)

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income.

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

Concentration of Credit Risk
----------------------------

At September 30, 2006, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2006 and March 31, 2006, the Partnership had no cash equivalents.

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2006
                                   (unaudited)

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of the periods presented, the Partnership has acquired limited partnership interests in 48 Local Limited Partnerships, each of which owns one Housing Complex, except one Local Limited Partnership that owns three Housing Complexes, consisting of an aggregate of 1,685 housing units. The respective General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                   For the Six               For the Year
                                                                   Months Ended                  Ended
                                                                September 30, 2006          March 31, 2006
                                                              -----------------------      ------------------
     Investments per balance sheet, beginning of period       $              23,717      $           57,307
     Equity in losses of limited partnerships                                  (491)                (32,221)
     Distributions received from Local Limited Partnerships                    (200)                 (1,029)
     Amortization of capitalized acquisition fees and
     costs                                                                     (170)                   (340)
                                                                ---------------------      ------------------
     Investments per balance sheet, end of period             $              22,856      $           23,717
                                                                =====================      ==================

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    For the Quarter Ended September 30, 2006
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Selected financial information for the six months ended September 30, 2006 and 2005 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:


                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                       2006                      2005
                                                               ----------------------      ------------------
        Revenues                                             $             3,912,000      $        3,522,000
                                                               ----------------------      ------------------
        Expenses:
          Operating expenses                                               2,668,000               2,424,000
          Interest expense                                                   822,000                 712,000
          Depreciation and amortization                                      927,000                 872,000
                                                               ----------------------      ------------------
        Total expenses                                                     4,417,000               4,008,000
                                                               ----------------------      ------------------
        Net loss                                             $              (505,000)     $         (486,000)
                                                               ======================      ==================
                                                             $              (500,000)     $         (480,000)
        Net loss allocable to the Partnership
                                                               ======================      ==================
        Net loss recorded by the Partnership                 $                     -      $          (21,000)
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

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2006
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a) Annual asset management fee. An annual asset management fee equal to 0.5% of the invested assets of the Local Limited Partnerships. Invested Assets means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $149,732 were incurred during each of the six months ended September 30, 2006 and 2005. The Partnership paid the General Partner or its affiliates $13,750 and $20,625 of those fees during the six months ended September 30, 2006 and 2005, respectively.

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

(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were approximately $5,575 and $29,652 during the six months ended September 30, 2006 and 2005, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                                      September 30, 2006               March 31, 2006
                                                    ---------------------          -------------------
   Asset management fee payable                  $              3,329,878                   3,193,896
   Reimbursement  for  expenses  paid by the
   General Partner and/or its affiliates                           18,753                       4,712
                                                    ----------------------         -------------------
                                                 $              3,348,631       $           3,198,608
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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2006 and 2005, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2006 consisted primarily of $158,000 in cash and aggregate investments in the forty-eight Local Limited Partnerships of $23,000. Liabilities at September 30, 2006 primarily consisted of $3,349,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005. The Partnership's net loss for the three months ended September 30, 2006 was $(87,000), reflecting a increase of $(2,000) from the net loss for the three months ended September 30, 2005 of $(85,000). This increase was primarily due to a increase of $(12,000) in loss from operations offset by a decrease of $10,000 in equity in losses of Local Limited Partnerships for the three months ended September 30, 2006. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships, as the investments in such Local Limited Partnerships had reached $0 at September 30, 2006. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. The increase in loss from operations was primarily caused by $(6,000) increase in legal and accounting fees along with the decrease of $(6,000) in distribution income.

Six Months Ended September 30, 2006 Compared to Six Months Ended September 30, 2005. The Partnership's net loss for the six months ended September 30, 2006 was $(149,000), reflecting a decrease of $24,000 from the net loss for the six months ended September 30, 2005 of $(173,000). This decrease was primarily due to equity in losses of Local Limited Partnerships, which decreased by $20,000 for the six months ended September 30, 2006. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships, as the investments in such Local Limited Partnerships had reached $0 at September 30, 2006. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. Along with the decrease in equity in losses of Local Limited Partnerships, the loss from operations decreased by $4,000, from $(152,000) for the six months ended September 30, 2005 to $(148,000) for the six months ended September 30, 2006, due to a $1,000 decrease in operating expenses and a $3,000 increase in distribution income. The decrease in operating expenses was primarily due to a $2,000 decrease in other expenses which was offset by a $(1,000) increase in legal and accounting expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital

Six Months Ended September 30, 2006 Compared to Six Months Ended September 30, 2005. Net cash provided during the six months ended September 30, 2006 was $2,000, compared to net cash used in the six months ended September 30, 2005 of $(32,000), reflecting an increase of $34,000 in net cash provided in operating activities.

During the six months ended September 30, 2006 , accrued asset management fees payable and advances due to the General Partner increased by $150,000. The General Partner does not anticipate that the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at September 30, 2006, to be sufficient to meet all currently foreseeable future cash requirements. This excludes amounts owed to Associates by the Partnership.

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

         Changes   in   internal   controls.   There  were  no  changes  in  the
         Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

         NONE

(b)      Exhibits.

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