Form 10-Q
period 2006-12-31
WNC HOUSING TAX CREDIT FUND III L P
filed 2007-03-07
CIK 875278

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from             to
                                           -------------   -------------

                         Commission file number: 0-21494


                      WNC HOUSING TAX CREDIT FUND III, L.P.

                 California                           33-0463432
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

Yes             No      X
   -------------  -------------


Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes             No      X
   -------------  -------------

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                     For the Quarter Ended December 31, 2006

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets
               December 31, 2006 and March 31, 2006............................3

          Statements of Operations
               For the Nine Months and Three Months Ended December 31, 2006  and
               2005............................................................4

           Statement of Partners' Deficit
               For the Nine Months Ended December 31, 2006 ....................5

           Statements of Cash Flows
               For the Nine Months Ended December 31, 2006 and 2005............6

           Notes to Financial Statements.......................................7


  Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................14

  Item 3.  Quantitative and Qualitative Disclosures above Market Risk.........15

  Item 4.  Controls and Procedures............................................15

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings..................................................16

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........16

  Item 3.  Defaults Upon Senior Securities....................................16

  Item 4.  Submission of Matters to a Vote of Security Holders................16

  Item 5.  Other Information..................................................16

  Item 6.  Exhibits and Reports on Form 8-K...................................16

  Signatures..................................................................17

  Certifications.........................................................18 & 19

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                     December 31, 2006             March 31, 2006
                                                                   -----------------------        ------------------
                                                                        (unaudited)
ASSETS
Cash and cash equivalents                                        $               130,798        $          156,158
Investments in Local Limited Partnerships, net (Note 2)                           22,525                    23,717
                                                                   -----------------------        ------------------
       Total  Assets                                             $               153,323        $          179,875
                                                                   =======================        ==================
LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to
     General Partner and affiliates (Note 3)                     $             3,396,574        $        3,198,608

Partners' deficit:
  General Partner                                                                (72,954)                  (70,709)
  Limited Partners (15,000 Partnership Units authorized;
    15,000 Partnership Units issued and outstanding)                          (3,170,297)               (2,948,024)
                                                                   -----------------------        ------------------
      Total partners' deficit                                                 (3,243,251)               (3,018,733)
                                                                   -----------------------        ------------------
      Total Liabilities and Partners' Deficit                    $               153,323        $          179,875
                                                                   =======================        ==================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2006 and 2005
                                   (unaudited)

                                                          2006                                        2005
                                       -------------------------------------------    -------------------------------------
                                         Three Months             Nine Months          Three Months         Nine Months
                                       ------------------      -------------------    ----------------    -----------------
Interest income                      $               176     $               543    $            211   $              679
Distribution income                                    -                  21,179                   -               17,782
                                       ------------------      -------------------    ----------------    -----------------
                                                     176                  21,722                 211               18,461
                                       ------------------      -------------------    ----------------    -----------------
Operating expenses:
  Amortization (Note 2)                               85                     255                  85                  255
  Asset management fees (Note 3)                  74,866                 224,598              74,866              224,598
  Legal and accounting                               109                  17,030              13,092               28,943
  Other                                              924                   3,620               1,089                5,691
                                       ------------------      -------------------    ----------------    -----------------
    Total operating expenses                      75,984                 245,503              89,132              259,487
                                       ------------------      -------------------    ----------------    -----------------
Loss from operations                             (75,808)               (223,781)            (88,921)            (241,026)

Equity in losses of
 Local Limited Partnerships
 (Note 2)                                          (246)                    (737)             (2,495)             (23,153)
                                       ------------------      -------------------    ----------------    -----------------
Net loss                             $          (76,054)     $          (224,518)   $        (91,416)   $        (264,179)
                                       ==================      ===================    ================    =================
Net loss allocated to:
  General Partner                    $             (761)     $            (2,245)   $           (914)   $          (2,642)
                                       ==================      ===================    ================    =================
  Limited Partners                   $          (75,293)     $          (222,273)   $        (90,502)   $        (261,537)
                                       ==================      ===================    ================    =================
Net loss per Partnership Unit        $               (5)     $               (15)   $             (6)   $             (17)
                                       ==================      ===================    ================    =================
Outstanding weighted Partnership
Units                                            15,000                   15,000              15,000               15,000
                                       ==================      ===================    ================    =================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                   For the Nine Months Ended December 31, 2006

                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------
Partners' deficit at March 31, 2006                  $       (70,709)     $     (2,948,024)     $       (3,018,733)

Net loss (unaudited)                                          (2,245)             (222,273)               (224,518)
                                                       ---------------      ----------------      ------------------
Partners' deficit at December 31, 2006 (unaudited)   $       (72,954)     $     (3,170,297)     $       (3,243,251)
                                                       ===============      ================      ==================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2006 and 2005
                                   (unaudited)

                                                                             2006                 2005
                                                                        --------------      ---------------
Cash flows from operating activities:
  Net loss                                                            $     (224,518)     $      (264,179)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                             255                  255
        Equity in losses of Local Limited Partnerships                           737               23,153
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                    197,966              177,317
                                                                        --------------      ---------------
Net cash used in operating activities                                        (25,560)             (63,454)
                                                                        --------------      ---------------
Cash flows from investing activities:
    Distributions received from Local Limited Partnerships                       200                    -
                                                                        --------------      ---------------
Net decrease in cash and cash equivalents                                    (25,360)             (63,454)

Cash and cash equivalents, beginning of period                               156,158              212,588
                                                                        --------------      ---------------
Cash and cash equivalents, end of period                              $      130,798      $       149,134
                                                                        ==============      ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                         $            -      $             -
                                                                        ==============      ===============

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                     For the Quarter Ended December 31, 2006
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2006.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                     For the Quarter Ended December 31, 2006
                                   (unaudited)

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                     For the Quarter Ended December 31, 2006
                                   (unaudited)

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

Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through December 31, 2007, if the Partnership were to experience a working capital deficiency.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. As of December 31, 2006, no Housing Complexes have completed 15 year compliance period or been selected for disposition. The dissolution of the Partnership was not imminent as of December 31, 2006 and therefore the Partnership continues to be accounted for as a going concern.

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

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                     For the Quarter Ended December 31, 2006
                                   (unaudited)

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

"Equity in losses of the Local Limited Partnerships" for each period ended December 31, 2006 and 2005 have been recorded by the Partnership based on nine months of results estimated by management of the Partnership. Management's estimate for the nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent quarterly financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended. (See Note 2)

Distributions received from the Local Limited Partnerships will be accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero will be recognized as distribution income.

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

Concentration of Credit Risk
----------------------------

At December 31, 2006, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                     For the Quarter Ended December 31, 2006
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2006 and March 31, 2006, the Partnership had no cash equivalents.

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of the periods presented, the Partnership has acquired Local Limited Partnership interests in 48 Local Limited Partnerships, each of which owns one Housing Complex, except one Local Limited Partnership that owns three Housing Complexes, consisting of an aggregate of 1,685 apartment units. The respective General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                   For the Nine              For the Year
                                                                   Months Ended                  Ended
                                                                December 31, 2006           March 31, 2006
                                                              -----------------------      ------------------
     Investments per balance sheet, beginning of period       $              23,717      $           57,307
     Equity in losses of Local Limited Partnerships                            (737)                (32,221)
     Distributions received from Local Limited Partnerships                    (200)                 (1,029)
     Amortization of capitalized acquisition fees and costs                    (255)                   (340)
                                                                ---------------------      ------------------
     Investments per balance sheet, end of period             $              22,525      $           23,717
                                                                =====================      ==================

                                       WNC HOUSING TAX CREDIT FUND III, L.P.
                                        (A California Limited Partnership)

                                     NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                      For the Quarter Ended December 31, 2006
                                                    (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
Selected financial information for the nine months ended December 31, 2006 and 2005 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                       2006                      2005
                                                               ----------------------      ------------------
        Revenues                                             $             5,867,000      $        5,283,000
        Expenses:

          Interest expense                                                 1,233,000               1,068,000
          Depreciation and amortization                                    1,390,000               1,308,000
          Operating expenses                                               4,002,000               3,636,000
                                                               ----------------------      ------------------
        Total expenses                                                     6,625,000               6,012,000
                                                               ----------------------      ------------------
        Net loss                                             $              (758,000)     $         (729,000)
                                                               ======================      ==================
                                                             $              (750,000)     $         (720,000)
        Net loss allocable to the Partnership
                                                               ======================      ==================
        Net loss recorded by the Partnership                 $                (1,000)     $          (23,000)
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

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                     For the Quarter Ended December 31, 2006
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a) Annual asset management fee. An annual asset management fee equal to 0.5% of the invested assets of the Local Limited Partnerships. Invested Assets means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset Management fees of $224,598 were incurred during each of the nine months ended December 31, 2006 and 2005. The Partnership paid the General Partner or its affiliates $22,500 and $27,500 of those fees during the nine months ended December 31, 2006 and 2005, respectively.

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

(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements were $24,781 and $54,415 during the nine months ended December 31, 2006 and 2005, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                                        December 31, 2006              March 31, 2006
                                                    ---------------------          -------------------
   Asset management fee payable                  $              3,395,994                   3,193,896
   Reimbursement  for  expenses  paid by the
   General Partner and/or its affiliates                              580                       4,712
                                                    ----------------------         -------------------
                                                 $              3,396,574       $           3,198,608
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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2006 and 2005, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2006 consisted primarily of $131,000 in cash and aggregate investments in the forty-eight Local Limited Partnerships of $22,000. Liabilities at December 31, 2006 primarily consisted of $3,397,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005. The Partnership's net loss for the three months ended December 31, 2006 was $(76,000), reflecting a decrease of $15,000 from the net loss for the three months ended December 31, 2005 of $(91,000). This decrease was primarily due to a decrease of $13,000 in loss from operations along with a decrease of $2,000 in equity in losses of Local Limited Partnerships for the three months ended December 31, 2006. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships, as the investments in such Local Limited Partnerships had reached $0 at December 31, 2006. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. The decrease in loss from operations was primarily caused by $13,000 decrease in legal and accounting expenses.

Nine Months Ended December 31, 2006 Compared to Nine Months Ended December 31, 2005. The Partnership's net loss for the nine months ended December 31, 2006 was $(225,000), reflecting a decrease of $39,000 from the net loss for the nine months ended December 31, 2005 of $(264,000). This decrease was primarily due to a decrease of $22,000 in equity in losses of Local Limited Partnerships for the nine months ended December 31, 2006. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships, as the investments in such Local Limited Partnerships had reached $0 at December 31, 2006. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. Along with the decrease in equity in losses of Local Limited Partnerships, the loss from operations decreased by $17,000, from $(241,000) for the nine months ended December 31, 2005 to $(224,000) for the nine months ended December 31, 2006, due to a $12,000 decrease in legal and accounting expenses and a $2,000 decrease in other operating expenses along with a $3,000 increase in distribution income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital

Nine Months Ended December 31, 2006 Compared to Nine Months Ended December 31, 2005. Net cash used during the nine months ended December 31, 2006 was $(25,000), compared to net cash used in the nine months ended December 31, 2005 of $(63,000), reflecting a decrease of $38,000 in cash used. The change was primarily due to the decrease of $38,000 of cash used in operating activities.

During the nine months ended December 31, 2006, accrued asset management fees payable and advances due to the General Partner increased by $198,000. The General Partner does not anticipate that the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2006, to be sufficient to meet all currently foreseeable future cash requirements. This excludes amounts owed to Associates by the Partnership.

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

          Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. Other Information

Item 1.  Legal Proceedings

         NONE

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE

Item 6.  Exhibits and Reports on Form 8-K

(a)      Reports on Form 8-K
         -------------------

         NONE

(b)      Exhibits
         --------

31.1     Certification  of the   Principal  Executive  Officer  pursuant to Rule
         13a-15 (e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

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