Form 10-K
period 2007-03-31
WNC HOUSING TAX CREDIT FUND III L P
filed 2007-09-20
CIK 875278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    For the fiscal year ended March 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes       No    X
   -------  --------

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes       No     X
   -------  --------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X       No
   --------------  --------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
one): Large accelerated  filer     Accelerated  filer     Non-accelerated  filer
                              -----                  -----
  X
-----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     No   X
   -----  -------

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

                                      NONE

PART I.

Item 1.  Business

Organization

WNC Housing Tax Credit Fund III, L.P. (the "Partnership") is a California Limited Partnership formed under the laws of the State of California on May 10, 1991. The Partnership was formed to acquire limited partnership interests or membership interest in other limited partnerships or limited liability companies ("Local Limited Partnerships") which own and operate multi-family housing complexes ("Housing Complexes") that are eligible for Federal low-income housing tax credits ("Low Income Housing Tax Credits").

The general partner of the partnership is WNC Tax Credit Partners, L.P. (the "General Partner"). WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper, Sr. are the general partners of WNC Tax Credit Partners, L.P. The chairman and president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the General Partner and the Partnership have no employees of their own.

Pursuant to a registration statement filed with the Securities and Exchange Commission on April 27, 1990, the Partnership commenced a public offering of 15,000 units of limited partnership interest ("Partnership Units") at a price of $1,000 per Partnership Unit. As of the close of the offering on September 30, 1993, a total of 15,000 Partnership Units representing $15,000,000 had been sold. Holders of Partnership Units are referred to herein as "Limited Partners."

The Partnership shall continue in full force and effect until December 31, 2050 unless terminated prior to that date pursuant to the Partnership Agreement (as defined below) or law.

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Tax Credits. The Partnership's principal business consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which owns and operates a Housing Complex which qualifies for the Low Income Housing Tax Credits. In general, under
Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Tax Credits to be used to reduce Federal taxes otherwise due in each year of a ten-year credit period. Each Housing Complex is subject to a 15 year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

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

The Partnership invested in forty-eight Local Limited Partnerships, none of which had been sold or otherwise disposed as of March 31, 2007. Each of these Local Limited Partnerships owns a Housing Complex that was eligible for the Federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. As of March 31, 2007, no Housing Complexes have been selected for disposition. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2007. As of March 31, 2007 no Housing Complexes had completed the 15 year compliance period.

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

There can be no assurance that recapture will not occur. If it does, recapture will be a portion of all Low Income Housing Tax Credits taken in prior years for that Housing Complex, plus interest. During the first 11 years of the Compliance Period, non-compliance results in one-third of the Low Income Housing Tax Credits up to that point for the particular Housing Complex being recaptured, plus interest. Between years 12 and 15, the recapture is phased out ratably.

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

     The failure to pay mortgage debt could result in a forced sale of a Housing Complex. Each Local Limited Partnership leverages the Partnership's investment therein by incurring mortgage debt. A Local Limited Partnership's revenues could be less than its debt payments and taxes and other operating costs. If so, the Local Limited Partnership would have to use working capital reserves, seek additional funds, or suffer a forced sale of its Housing Complex, which could include a foreclosure. The same results could occur if government subsidies ceased. Foreclosure would result in a loss of the Partnership's capital invested in the Housing Complex. Foreclosure could also result in a recapture of Low Income Housing Tax Credits, and a loss of Low Income Housing Tax Credits for the year in which the foreclosure occurs. If the Housing Complex is highly-leveraged, a relatively slight decrease in the rental revenues could adversely affect the Local Limited Partnership's ability to pay its debt service requirements. Mortgage debt may be repayable in a self-amortizing series of equal installments or with a large balloon final payment. Balloon payments maturing prior to the end of the anticipated holding period for the Housing Complex create the risk of a forced sale if the debt cannot be refinanced. There can be no assurance that additional funds will be available to any Local Limited Partnership if needed on acceptable terms or at all.

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

     Housing Complexes subsidized by other government programs are subject to additional rules which may make it difficult to operate and sell Housing
Complexes. Some or all of the Housing Complexes receive or may receive government financing or operating subsidies in addition to Low Income Housing Tax Credits. The following are risks associated with such subsidy programs:

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

     Uninsured casualties could result in losses and recapture. There are casualties which are either uninsurable or not economically insurable. These include earthquakes, floods, wars and losses relating to hazardous materials or environmental matters. If a Housing Complex experienced an uninsured casualty, the Partnership could lose both its invested capital and anticipated profits in such property. Even if the casualty were an insured loss, the Local Limited Partnership might be unable to rebuild the destroyed property. A portion of prior Low Income Housing Tax Credits could be recaptured and future Low Income Housing Tax Credits could be lost if the Housing Complex were not restored within a reasonable period of time. And liability judgments against the Local Limited Partnership could exceed available insurance proceeds or otherwise materially and adversely affect the Local Limited Partnership. The cost of liability and casualty insurance has increased in recent years. Casualty insurance has become more difficult to obtain and may require large deductible amounts.

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

     Payment of fees to the General Partner and its affiliates reduces cash available for investment in Local Limited Partnerships. The General Partner and it affiliates perform many services for the Partnership. They are paid fees for these services, which reduce the amount of the cash available for investment in Local Limited Partnerships. Accordingly, an investor investing directly in a low income housing Housing Complex would have a greater amount available for investment than an investor investing in low income housing through the Partnership.

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

     The interests of Limited Partners may conflict with the interests of the General Partner and it affiliates. The General Partner and it affiliates are committed to the management of more than 100 other limited partnerships that have investments similar to those of the Partnership. The General Partner and it affiliates receive substantial compensation from the Partnership.

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

Not applicable.

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the forty-eight Housing Complexes as of the dates or for the periods indicated:

                                                    --------------------------------------------  ----------------------------------
                                                                As of March 31, 2007                    As of December 31, 2006
                                                    --------------------------------------------  ----------------------------------
                                                                                                            Estimated     Mortgage
                                                                                                          Aggregate Low  Balances of
                                        General    Partnership's Total     Amount of                          Income      Local
Local Limited                           Partner    Investment in Local  Investment Paid Number of         Housing Tax    Limited
Partnership Name       Location          Name      Limited Partnerships    to Date        Units  Occupancy Credits (1) Partnership
------------------------------------------------------------------------------------------------------------------------------------
Beaumont Elderly       Beaumont,         Donald W. Sowell    $ 229,000    $ 229,000         30      97%     $ 462,000     $  909,000
Housing, L.P.          Mississippi

Brownfield Seniors     Brownfield,       Winston Sullivan      147,000      147,000         24      92%       292,000        696,000
Community, Ltd.        Texas

Buffalo Apartments,    Buffalo, Texas    Donald W. Sowell       91,000       91,000         24      96%       177,000        390,000
Ltd.

Cambridge Court        Grottoes,         The Humphrey          254,000      254,000         39     100%       557,000      1,278,000
Associates             Virginia          Companies
Limited Partnership

Candleridge Apartments Bondurant, Iowa   Eric A. Sheldahl       99,000       99,000         23      96%       222,000        570,000
of Bondurant L.P.

Candleridge Apartments Waukee, Iowa      Eric A. Sheldahl      101,000      101,000         23      96%       227,000        625,000
of Waukee L.P.

Carlinville Associates Carlinville,      Kenneth M. Vitor      105,000      105,000         20      75%       208,000        487,000
I, L.P.                Illinois

Cherokee Housing, Ltd. Cedar Bluff,      Thomas H. Cooksey     110,000      110,000         19     100%       272,000        604,000
                       Alabama           and Apartment
                                         Developers, Inc.

Chester Associates  I, Chester,          Kenneth M. Vitor      159,000      159,000         24      88%       358,000        674,000
a  Limited Partnership Illinois

Clinton Terrace        Albany, Kentucky  Eddie C. Dalton       138,000      138,000         24     100%       290,000        742,000
Apartments, Ltd.

                                                --------------------------------------------  --------------------------------------
                                                             As of March 31, 2007                    As of December 31, 2006
                                                --------------------------------------------  --------------------------------------
                                                                                                        Estimated          Mortgage
                                                                                                      Aggregate Low      Balances of
                                     General    Partnership's Total     Amount of                        Income             Local
Local Limited                        Partner    Investment in Local  Investment Paid Number of         Housing Tax         Limited
Partnership Name   Location           Name      Limited Partnerships    to Date        Units  Occupancy Credits (1)      Partnership
------------------------------------------------------------------------------------------------------------------------------------
Coffeeville        Coffeeville,   Thomas H.         103,000             103,000         19       79%      239,000            526,000
Housing, Ltd.      Alabama        Cooksey and
                                  Apartment
                                  Developers,
                                  Inc.

Coosa County       Rockford,      Thomas H.         103,000             103,000         19      100%      265,000            537,000
Housing, Ltd.      Alabama        Cooksey and
                                  Developers,
                                  Inc.

Crockett Manor,    Crockett,      Jean Johnson      184,000             184,000         40      100%      383,000            845,000
Ltd.               Texas

Crockett Manor     Crockett,      Jean Johnson      203,000             203,000         36      100%      446,000            994,000
Senior Citizens    Texas
Complex, Ltd.

Delta Manor, L.P.  Techula,       Glenn D. Miller   227,000             227,000         36       94%      499,000          1,206,000
                   Mississippi

Eupora Apartments, Eupora,        Richard Tenhet    138,000             138,000         36      100%      310,000          1,175,000
L.P.               Mississippi    and Geraldine
                                  Tenhet

Fairview Village   Carroll,       Kevin A. Bierl    119,000             119,000         20      100%      273,000            567,000
V, Limited         Iowa
Partnership

Fox Lake Manor     Fox Lake,      William E.         84,000              84,000         12       67%      161,000            361,000
Limited            Wisconsin      Paschke, Jr.
Partnership                       and Robert E.
                                  Campbell

Ft. Deposit        Fort Deposit,  Thomas H.         127,000             127,000         23       96%      330,000            686,000
Housing, Ltd.      Alabama        Cooksey and
                                  Apartment
                                  Developers,
                                  Inc.

                                              --------------------------------------------  ----------------------------------------
                                                          As of March 31, 2007                       As of December 31, 2006
                                              --------------------------------------------  ----------------------------------------
                                                                                                         Estimated         Mortgage
                                                                                                      Aggregate Low      Balances of
                                   General    Partnership's Total     Amount of                          Income            Local
Local Limited                      Partner    Investment in Local  Investment Paid Number of           Housing Tax        Limited
Partnership Name   Location         Name      Limited Partnerships    to Date        Units  Occupancy  Credits (1)      Partnership
------------------------------------------------------------------------------------------------------------------------------------
Gulf Coast        Gulfport,       Philip Napier    320,000          320,000           60      100%       698,000           1,352,000
Apartments, L.P.  Mississippi

Gulf Coast        Long Beach,     Philip Napier    315,000          315,000           60       98%       685,000           1,372,000
Apartments of     Mississippi
Long Beach, L.P.

Heritage Colonial Blackshear,     Robert J.        115,000          115,000           20       95%       126,000             508,000
Homes, L.P.       Georgia         Deharder and
Benson                            Inc.
                                  Jacqueline F.
                                  McPhillips

HOI Limited       Benson, North   Housing         269,000          269,000            50       94%       577,000           1,064,000
Partnership of    Carolina        Opportunities,
Benson

HOI Limited      Dallas, North    Housing         366,000          366,000            60      100%       787,000           1,628,000
Partnership of   Carolina         Opportunities,
Dallas                            Inc.

HOI Limited      Dunn, North      Housing         170,000          170,000            34      100%       366,000             779,000
Partnership of   Carolina         Opportunities,
Dunn                              Inc.

HOI Limited      Kings Mountain,  Housing         262,000          262,000            46      100%       563,000           1,170,000
Partnership of   North Carolina   Opportunities,
Kings Mt.                         Inc.

HOI Limited      Sanford, North   Housing         419,000          419,000            78       97%       901,000           1,876,000
Partnership      Carolina         Opportunities,
of Lee                            Inc.

HOI Limited      Sanford,         Housing         277,000          277,000            50       96%       594,000           1,647,000
Partnership of   North Carolina   Opportunities,
Sanford                           Inc.

HOI Limited      Selma, North     Housing         271,000          271,000            58       98%       582,000           1,054,000
Partnership of   Carolina         Opportunities,
Selma                             Inc.

Killbuck         Killbuck,        Georg E. Maharg 151,000          151,000            24      100%       338,000             730,000
Limited          Ohio
Partnership

                                              --------------------------------------------  ----------------------------------------
                                                           As of March 31, 2007                    As of December 31, 2006
                                              --------------------------------------------  ----------------------------------------
                                                                                                         Estimated         Mortgage
                                                                                                      Aggregate Low      Balances of
                                   General    Partnership's Total     Amount of                          Income            Local
Local Limited                      Partner    Investment in Local  Investment Paid Number of           Housing Tax        Limited
Partnership Name   Location         Name      Limited Partnerships    to Date        Units  Occupancy  Credits (1)      Partnership
------------------------------------------------------------------------------------------------------------------------------------
Lake Ridge        Tiptonville,   Lewis Beasley,    317,000          317,000            44       91%       647,000          1,424,000
Apartments, L.P.  Tennessee      Jr. and Carol
                                 Beasley

Levelland Manor,  Levelland,     1600 Capital      175,000          175,000            36       97%       393,000            883,000
L.P.              Texas          Company

Logan Park        Caldwell,      Riley J. Hill     571,000          571,000            50       98%     1,281,000          2,220,000
Associates        Idaho
Limited
Partnership

Meadow Run        Gordonsville,  The Humphrey      302,000          302,000            43      100%       662,000          1,462,000
Associates        Virginia       Companies
Limited
Partnership

Oakdale Senior    Oakdale,       Oakdale Senior    919,000          919,000            80      100%     2,110,000          2,712,000
Housing           California     Housing
Limited                          Corporation
Partnership

Orange Beach      Orange Beach,  Thomas H. Cooksey 208,000          208,000            31       97%       472,000          1,058,000
Housing, Ltd.     Alabama        and  Apartment
                                 Developers, Inc.

Parks I Limited   Chatham,       Sallie B. Garst   253,000          253,000            39       95%       568,000          1,205,000
Partnership       Virginia       and Lillien S.
                                 Brown

Post Manor, L.P.  Post, Texas    1600 Capital      122,000          122,000            24       96%       263,000            617,000
                                 Company

Red Bud           Red Bud,       Kenneth M. Vitor  135,000          135,000            20      100%       303,000            583,000
Associates I,     Illinois
a Limited
Partnership

Steeleville       Steeleville,   Kenneth M. Vitor  110,000          110,000            16      100%       247,000            525,000
Associates I,     Illinois
a Limited
Partnership

                                              --------------------------------------------  ----------------------------------------
                                                           As of March 31, 2007                    As of December 31, 2006
                                              --------------------------------------------  ----------------------------------------
                                                                                                        Estimated         Mortgage
                                                                                                      Aggregate Low      Balances of
                                   General    Partnership's Total     Amount of                          Income             Local
Local Limited                      Partner    Investment in Local  Investment Paid Number of           Housing Tax         Limited
Partnership Name      Location       Name      Limited Partnerships    to Date       Units  Occupancy  Credits (1)      Partnership
------------------------------------------------------------------------------------------------------------------------------------
Tanglewood Limited    Frankfurt,    Georg E. Maharg    212,000           212,000       36       97%       475,000          1,040,000
Partnership           Ohio          and Maharg Realty,
                                    Inc.

Village Lane          Farmington,   ERC Properties,    168,000           168,000       36      100%       370,000            861,000
Properties,           Arkansas      Inc.
a Limited
Partnership

Whitted Forest        Hillsborough, Hillsborough       685,000           685,000       35       86%     1,572,000            882,000
Limited Partnership   North         Affordable
                      Carolina      Housing
                                    Corporation

Wilcam Housing, Ltd.  Camden,       Thomas H.          106,000           106,000       19       89%       299,000            606,000
                      Alabama       Cooksey and
                                    Apartment
                                    Developers,
                                    Inc.

Wills Point Manor,    Wills Point,  1600 Capital       124,000           124,000       24       96%       277,000            614,000
L.P.                  Texas         Company

Windmere Associates   Lexington,    The Humphrey       291,000           291,000       38      100%       539,000          1,454,000
Limited Partnership   Virginia      Company

Woodlands Apartments, Mount         1600 Capital       239,000           239,000       48       92%       537,000          1,222,000
L.P.                  Pleasant,     Company
                      Texas

Woodview Limited      Chillicothe,  Michael K.         269,000           269,000       36      100%       362,000          1,166,000
Partnership           Illinois and  Moore          -----------      ------------    -----      ----   -----------       ------------
                      Glassford,
                      Illinois
                                                 $  10,862,000      $ 10,862,000    1,685       97%  $ 23,565,000       $ 47,586,000
                                                 =============      ============    =====      ====  ============       ============

(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. Substantially all of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships. Accordingly, the Partnership does not anticipate a significant amount of Low Income Housing Tax Credits being allocated to the Limited Partners in the future.

                                       ---------------------------------------------------------------------------------------------
                                                                For the year ended December 31, 2006
                                       ---------------------------------------------------------------------------------------------
                                                                                                             Low Income
                                                                                                             Housing Tax
                                                                                                               Credits
Local Limited                                                                                                Allocated to
Partnership Name                       Rental Income            Net Income/(Loss)                             Partnership
------------------------------------------------------------------------------------------------------------------------------------
Beaumont Elderly Housing, L.P.           $  143,000                   $(2,000)                                    99%

Brownfield Seniors Community, Ltd.          126,000                   (14,000)                                    99%

Buffalo Apartments, Ltd.                     99,000                     1,000                                     99%

Cambridge Court Associates Limited          163,000                   (46,000)                                    99%
Partnership

Candleridge Apartments of Bondurant L.P.    124,000                   (11,000)                                    99%

Candleridge Apartments of Waukee L.P.       138,000                    (3,000)                                    99%

Carlinville Associates I, L.P.               73,000                    (3,000)                                    99%

Cherokee Housing, Ltd.                       82,000                    (9,000)                                    99%

Chester Associates  I, a Limited Partnership 85,000                   (30,000)                                    99%

Clinton Terrace Apartments, Ltd.             94,000                    (5,000)                                    99%

Coffeeville Housing, Ltd.                    76,000                     3,000                                     99%

Coosa County Housing, Ltd.                   82,000                     1,000                                     99%

Crockett Manor, Ltd.                        173,000                     2,000                                     99%

Crockett Manor Senior Citizens Complex,     149,000                   (25,000)                                    99%
Ltd.

Delta Manor, L.P.                           173,000                   (45,000)                                    99%

Eupora Apartments, L.P.                     125,000                   (22,000)                                    99%

Fairview Village V, Limited Partnership      71,000                   (12,000)                                    99%

Fox Lake Manor Limited Partnership           32,000                   (18,000)                                    99%

Ft. Deposit Housing, Ltd.                   104,000                    (7,000)                                    99%

Gulf Coast Apartments, L.P.                 255,000                    18,000                                     99%

                                       ---------------------------------------------------------------------------------------------
                                                                For the year ended December 31, 2006
                                       ---------------------------------------------------------------------------------------------
                                                                                                         Low Income
                                                                                                         Housing Tax
                                                                                                           Credits
Local Limited                                                                                           Allocated to
Partnership Name                       Rental Income            Net Income/(Loss)                       Partnership
------------------------------------------------------------------------------------------------------------------------------------
Gulf Coast Apartments of Long Beach, L.P.   265,000                     14,000                             99%

Heritage Colonial Homes, L.P.               125,000                    (17,000)                            99%

HOI Limited Partnership of Benson           250,000                     (7,000)                            99%

HOI Limited Partnership of Dallas           272,000                    (35,000)                            99%

HOI Limited Partnership of Dunn             156,000                    (19,000)                            99%

HOI Limited Partnership of Kings Mt.        190,000                     (9,000)                            99%

HOI Limited Partnership of Lee              365,000                    (70,000)                            99%

HOI Limited Partnership of Sanford          297,000                    (56,000)                            99%

HOI Limited Partnership of Selma            287,000                    (37,000)                            99%

Killbuck Limited Partnership                 94,000                    (20,000)                            99%

Lake Ridge Apartments, L.P.                 182,000                    (32,000)                            99%

Levelland Manor, L.P.                       137,000                    (20,000)                            99%

Logan Park Associates Limited Partnership   448,000                    (25,000)                            99%

Meadow Run Associates Limited Partnership   188,000                    (29,000)                            99%

Oakdale Senior Housing Limited Partnership  474,000                   (146,000)                            99%

Orange Beach Housing, Ltd.                  132,000                    (17,000)                            99%

Parks I Limited Partnership                 226,000                    (24,000)                            99%

Post Manor, L.P.                             95,000                     (3,000)                            99%

Red Bud Associates I, a Limited Partnership  76,000                    (27,000)                            99%

                                       ---------------------------------------------------------------------------------------------
                                                                For the year ended December 31, 2006
                                       ---------------------------------------------------------------------------------------------
                                                                                                      Low Income
                                                                                                      Housing Tax
                                                                                                        Credits
Local Limited                                                                                        Allocated to
Partnership Name                       Rental Income            Net Income/(Loss)                    Partnership
------------------------------------------------------------------------------------------------------------------------------------
Steeleville Associates I, a Limited
Partnership                                  63,000                  (12,000)                            99%

Tanglewood Limited Partnership              121,000                  (30,000)                            99%

Village Lane Properties, a Limited
Partnership                                 189,000                  (19,000)                            99%

Whitted Forest Limited Partnership          189,000                  (63,000)                            99%

Wilcam Housing, Ltd.                         79,000                  (18,000)                            99%

Wills Point Manor, L.P.                      91,000                   (9,000)                            99%

Windmere Associates Limited Partnership     189,000                  (30,000)                            99%

Woodlands Apartments, L.P.                  181,000                   (6,000)                            99%

Woodview Limited Partnership                179,000                  (28,000)                            99%
                                   ----------------           --------------
                                   $      7,907,000            $  (1,021,000)                            99%
                                   ================           ==============

Item 3.  Legal Proceedings

NONE

Item 4.  Submission of Matters to a Vote of Security Holders

NONE

PART II

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

(b) At March 31, 2007, there were 965 Limited Partners and 20 assignees of Partnership Units who were not admitted as Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement.

(d) No securities are authorized for issuance by the Partnership under equity compensation plans.

(e) No unregistered securities were sold by the Partnership during the year ended March 31, 2007.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                                   For the Years Ending March 31,
                                        --------------------------------------------------------------------------------------
                                            2007              2006              2005             2004              2003
                                        --------------    --------------   ---------------   --------------   ----------------
ASSETS
Cash                                  $       149,077   $       156,158  $        212,588  $       226,870  $         251,056
Investments in Local Limited
 Partnerships, net                             20,384            23,717            57,307          514,148          1,358,412
                                        --------------    --------------   ---------------   --------------   ----------------
                                      $       169,461   $       179,875  $        269,895  $       741,018  $       1,609,468
                                        ==============    ==============   ===============   ==============   ================
LIABILITIES
Accrued fees and expenses
  due to General Partner
  and affiliates                      $     3,475,587   $     3,198,608  $      2,948,938  $     2,660,187  $       2,392,085
PARTNERS' DEFICIT                          (3,306,126)       (3,018,733)       (2,679,043)      (1,919,169)          (782,617)
                                        --------------    --------------   ---------------   --------------   ----------------
                                      $       169,461   $       179,875  $        269,895  $       741,018  $       1,609,468
                                        ==============    ==============   ===============   ==============   ================

Selected results of operations, cash flows, and other information for the Partnership are as follows:

                                                              For the Years Ended March 31,
                                  --------------------------------------------------------------------------------------
                                       2007               2006            2005              2004              2003
                                  --------------    --------------   --------------    --------------    ---------------
Loss from operations
(Note 1)                        $      (285,083)    $      (308,325) $      (644,309) $       (868,336)   $     (362,294)
Equity in losses of Local
   Limited Partnerships                  (2,993)            (32,221)        (116,289)         (268,216)         (409,732)
Interest income                             683                 856              724                 -                 -
                                  --------------    ----------------   --------------    --------------    --------------
Net loss                        $      (287,393)    $      (339,690) $      (759,874) $     (1,136,552)   $     (772,026)
                                  ==============    ================   ==============    ==============    ==============
Net loss allocated to:

   General Partner              $        (2,874)    $        (3,397) $        (7,599) $        (11,366)   $       (7,720)
                                  ==============    ================   ==============    ==============    ==============
   Limited Partners             $      (284,519)    $      (336,293) $      (752,275) $     (1,125,186)   $     (764,306)
                                  ==============    ================   ==============    ==============    ==============
Net loss per
  Partnership Unit              $        (18.97)    $        (22.42) $        (50.16) $         (75.01)   $       (50.95)
                                  ==============    ================   ==============    ==============   ===============
Outstanding weighted
  Partnership Units                      15,000              15,000           15,000            15,000            15,000
                                  ==============    ================   ==============    ==============    ==============

Note 1 - Loss from operations for the years ended March 31, 2007, 2006, 2005, 2004 and 2003 includes a charge for impairment losses on investments in Local Limited Partnerships of $0, $0, $330,705, $549,216 and $0 respectively.

                                                             For the Years Ended March 31,
                                  -------------------------------------------------------------------------------------
                                      2007              2006             2005              2004              2003
                                  --------------    --------------   --------------    --------------    --------------
Net cash provided by
  (used in):
  Operating activities          $        (7,081) $        (57,459)  $      (16,573)  $       (25,711)  $       (63,801)
  Investing activities                        -             1,029            2,291             1,525            19,911
                                  --------------    --------------   --------------    --------------    --------------
Net decrease in cash
                                         (7,081)          (56,430)         (14,282)          (24,186)          (43,890)
Cash,  beginning of period              156,158           212,588          226,870           251,056           294,946
                                  --------------    --------------   --------------    --------------    --------------
Cash,  end of period
                                $       149,077   $       156,158   $      212,588   $       226,870   $       251,056
                                  ==============    ==============   ==============    ==============    ==============

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

                                     2006              2005              2004              2003              2002
                                  ------------    -------------      ------------      ------------      ------------
Federal                         $            -   $           4     $          34     $          125     $         136
State                                        -               -                 -                  -                 -
                                  ------------    -------------      -----------      -------------      ------------
Total                           $            -   $           4     $          34     $          125     $         136
                                  ============    =============      ===========      =============      ============

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

"Equity in losses of Local Limited Partnerships" for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual un-audited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available.

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

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships which are Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in Investments in Local Limited Partnerships represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners.

Income Taxes

No provision for income taxes has been recorded in the financial statements as any liabilities and or benefits for income taxes flow to the partners of the Partnership and are their obligations and/or benefits. For income tax purposes, the Partnership reports on a calendar year basis.

Certain Risks and Uncertainties

See item 1A for a discussion of risks regarding the Partnership.

All of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated any significant Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Tax Credit compliance period risks exist for potential recapture of prior Low Income Housing Tax Credits.

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

Financial Condition

The Partnership's assets at March 31, 2007 consisted primarily of $149,000 in cash and aggregate investments in the forty-eight Local Limited Partnerships of $20,000 (See "Method of Accounting for Investments in Local Limited
Partnerships" above). Liabilities at March 31, 2007 primarily consisted of $3,476,000 of accrued annual management fees and reimbursements for expenses paid by the General Partner and/or its affiliate. (See "Future Contractual Cash Obligations" below)

Results of Operations

Year ended March 31, 2007 Compared to Year Ended March 31, 2006. The Partnership's net loss for the year ended March 31, 2007 was $(288,000), reflecting a decrease of $52,000 from the net loss experienced for the year ended March 31, 2006 of $(340,000). The decrease in net loss is due to a decrease in loss from operations of $23,000 along with a decrease in equity in losses from Local Limited Partnerships of $29,000. The decrease in equity in losses of Local Limited Partnerships is primarily due to the Partnership not recognizing certain losses of Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 as of March 31, 2007. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. The decrease of $23,000 in loss from operations was due to a decrease of $13,000 in accounting fees, a $1,000 decrease in other operation expenses, and a $10,000 increase in distribution income offset by a $(1,000) decrease in reporting fee income.

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

Liquidity and Capital Resources

Year ended March 31, 2007 Compared to Year Ended March 31, 2006. Net cash used during the year ended March 31, 2006 was $(7,000), compared to net cash used for the year ended March 31, 2005 of $(56,000). The $49,000 decrease in net cash used was due primarily to a decrease of $50,000 in net cash used by operating activities due to the fact that there was an increase of $27,000 in change in accrued fees and expenses due to General Partner and affiliates and a decrease of $13,000 in accounting fees, a $1,000 decrease in other operation expenses, and a $10,000 increase in distribution income offset by a $(1,000) decrease in reporting fee income. The decrease of $50,000 in operating activities was offset by a $(1,000) decrease in distributions received from Local Limited Partnerships.

Year ended March 31, 2006 Compared to Year Ended March 31, 2005. Net cash used during the year ended March 31, 2006 was $(56,000), compared to net cash used for the year ended March 31, 2005 of $(14,000). The $(42,000) increase in net cash used was due primarily to an increase of $(41,000) in net cash used by operating activities due to the fact that there was a decrease of $(39,000) in change in accrued fees and expenses due to General Partner and affiliates and a $3,000 increase in total income offset by a $(5,000) increase in accounting fees and other expenses. In addition to the increase in net cash used in operating activities, there was a $(1,000) decrease in distributions received from Local Limited Partnerships.

During the years ended March 31, 2007, 2006 and 2005, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $277,000, $250,000 and $289,000, respectively. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2007, to be sufficient to meet all currently foreseeable future cash requirements. This excludes amounts owed to Associates by the Partnership disclosed below.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of March 31, 2007:

                                             2008         2009        2010       2011        2012      Thereafter          Total
                                          ----------   ----------  ---------   --------   ---------   ------------   ---------------
Asset Management Fees (1)               $ 3,770,324    $ 299,462   $ 299,462  $ 299,462  $  299,462  $  11,379,556  $     16,347,728
Capital Contributions payable to
   Local Limited Partnerships                     -            -           -          -           -              -                 -
                                          ----------   ---------   ----------   -------   ---------   ------------   --------------
Total contractual cash obligations      $ 3,770,324    $ 299,462   $ 299,462  $ 299,462  $  299,462  $ 11,379,556   $     16,347,728
                                          ==========   =========    =========   =======   =========   ============   ===============

(1) Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2050. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2050. Amounts due to the General Partner as of March 31, 2007 have been included in the 2008 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

For additional information regarding our asset management fees, see Note 3 to the financial statements included elsewhere herein.

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Exit Strategy

See item 1 for information in this regard.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

To the Partners
WNC Housing Tax Credit Fund III, L.P.

     We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund III, L.P. (the Partnership) as of March 31, 2007 and 2006, and the related statements of operations, partners' deficit and cash flows for the periods ended March 31, 2007, 2006 and 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund III, L.P.) as of March 31, 2007 and 2006, and the results of its operations and its cash flows for the periods ended March 31, 2007, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 15(a)(2) in the index are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, based on our audits, fairly state in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ Reznick Group, P.C.

Bethesda, Maryland
September 12, 2007

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                                                            March 31
                                                                                             ---------------------------------------
                                                                                                   2007                  2006
                                                                                             -----------------     -----------------
ASSETS
Cash and cash equivalents                                                                  $          149,077    $          156,158
Investments in Local Limited Partnerships, net (Notes 2 and 3)                                         20,384                23,717
                                                                                             -----------------     -----------------
     Total Assets                                                                          $          169,461    $          179,875
                                                                                             =================     =================
LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to General
    Partner and affiliates (Note 3)                                                        $        3,475,587    $        3,198,608

Partners' deficit:
   General Partner                                                                                    (73,583)              (70,709)
   Limited Partners (15,000 Partnership Units authorized;
     15,000 Partnership Units issued and outstanding)                                              (3,232,543)           (2,948,024)
                                                                                             -----------------     -----------------
     Total Partners' Deficit                                                                       (3,306,126)           (3,018,733)
                                                                                             -----------------     -----------------
     Total Liabilities and Partners' Deficit                                               $          169,461    $          179,875
                                                                                             =================     =================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Years Ended March 31, 2007, 2006 and 2005

                                                                                For the Years Ended March 31,
                                                                  ----------------------------------------------------------
                                                                        2007                 2006                2005
                                                                  -----------------     ---------------     ----------------
Reporting fees                                                  $           11,950    $         12,716    $          17,274
Distribution income                                                         27,568              17,758               10,186
                                                                  -----------------     ---------------     ----------------
     Total income                                                           39,518              30,474               27,460
                                                                  -----------------     ---------------     ----------------
Operating expenses:
   Amortization (Notes 2 and 3)                                                340                 340                7,556
   Asset management fees (Note 3)                                          299,464             299,464              299,462
   Impairment loss (Note 2)                                                     -                   -               330,705
   Accounting fees                                                          16,776              29,618               18,575
   Other expenses                                                            8,021               9,377               15,471
                                                                  -----------------     ---------------     ----------------
     Total operating expenses                                              324,601             338,799              671,769
                                                                  -----------------     ---------------     ----------------
Loss from operations                                                      (285,083)           (308,325)            (644,309)

Equity in losses of Local Limited                                           (2,993)            (32,221)            (116,289)
  Partnerships (Note 2)

Interest income                                                                683                 856                  724
                                                                  -----------------     ---------------     ----------------
Net loss                                                        $         (287,393)    $      (339,690)    $       (759,874)
                                                                  =================     ===============     ================
Net loss allocated to:
   General Partner                                              $           (2,874) $           (3,397)    $         (7,599)
                                                                  =================     ===============     ================
   Limited Partners                                             $         (284,519) $         (336,293)    $       (752,275)
                                                                  =================     ===============     ================
Net loss per Partnership Unit                                   $           (18.97) $           (22.42)    $         (50.16)
                                                                  =================     ===============     ================
Outstanding weighted Partnership
  Units                                                                     15,000              15,000               15,000
                                                                  =================     ===============     ================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                         STATEMENTS OF PARTNERS' DEFICIT

                For the Years Ended March 31, 2007, 2006 and 2005

                                                            General Partner          Limited Partners               Total
                                                          --------------------      --------------------      -------------------
Partners' deficit at March 31, 2004                    $             (59,713)   $          (1,859,456)    $         (1,919,169)

Net loss                                                              (7,599)                (752,275)                (759,874)
                                                          --------------------      --------------------      -------------------
Partners' deficit at March 31, 2005                                  (67,312)              (2,611,731)              (2,679,043)

Net loss                                                              (3,397)                (336,293)                (339,690)
                                                          --------------------      --------------------      -------------------
Partners' deficit at March 31, 2006                                  (70,709)              (2,948,024)              (3,018,733)

Net Loss                                                              (2,874)                (284,519)                (287,393)
                                                          --------------------      --------------------      -------------------
Partners' deficit at March 31, 2007                    $             (73,583)   $          (3,232,543)    $         (3,306,126)
                                                          ====================      ====================      ===================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Years Ended March 31, 2007, 2006 and 2005

                                                                                     For the Years Ended
                                                                                          March 31,
                                                               -----------------------------------------------------------------
                                                                     2007                    2006                   2005
                                                               ------------------       ---------------      -------------------
Cash flows from operating activities:
   Net loss                                                  $          (287,393)     $       (339,690)     $          (759,874)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Amortization                                                            340                   340                    7,556
     Equity in losses of Local Limited
       Partnerships                                                        2,993                32,221                  116,289
     Impairment loss                                                           -                     -                  330,705
     Change in accrued fees and
       expenses due to General Partner
       and affiliates                                                    276,979               249,670                  288,751
                                                               ------------------       ---------------      -------------------
Net cash used in operating activities                                     (7,081)              (57,459)                 (16,573)
                                                               ------------------       ---------------      -------------------
Cash flows from investing activities:
   Distributions from Local Limited
     Partnerships                                                              -                 1,029                    2,291
                                                               ------------------       ---------------      -------------------
Net decrease in cash                                                      (7,081)              (56,430)                 (14,282)

Cash and cash equivalents, beginning
  of period                                                              156,158               212,588                  226,870
                                                               ------------------       ---------------      -------------------
Cash and cash equivalents, end of
  period                                                     $           149,077      $        156,158     $            212,588
                                                               ==================       ===============      ===================
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
     Taxes paid                                              $               800      $            800     $                800
                                                               ==================       ===============      ===================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Years Ended March 31, 2007, 2006 and 2005

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

The general partner is WNC Tax Credit Partners, L.P. (the "General Partner"). WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper, Sr. are the general partners of WNC Tax Credit Partners, L.P. The chairman and president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the General Partner and the Partnership have no employees of their own.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -continued

                For the Years Ended March 31, 2007, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------

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

All of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated any significant Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until the Local Limited
Partnerships have completed the 15 year Low Income Housing Tax Credits compliance period risks exist for potential recapture of prior Low Income Housing Tax Credits.

Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 30, 2008, if the Partnership were to experience a working capital deficiency.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -continued

                For the Years Ended March 31, 2007, 2006 and 2005


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------

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

With that in mind, the General Partner is continuing its review of the Housing Complexes, with special emphasis on the more mature Housing Complexes such as any that have satisfied the IRS compliance requirements. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. As of March 31, 2007, no Housing Complexes have been selected for disposition. While liquidation of the Housing Complexes continue to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2007 and therefore the Partnership continues to be accounted for as a going concern.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -continued

                For the Years Ended March 31, 2007, 2006 and 2005


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------

Method of Accounting For Investments in Local Limited Partnerships
------------------------------------------------------------------

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years. (see Notes 2 and 3)

"Equity in losses of Local Limited Partnerships" for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual un-audited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 3). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in investments in Local Limited Partnerships, plus the risk of recapture of Low Income Housing Tax Credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantees against credit recapture.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -continued

                For the Years Ended March 31, 2007, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2007 and 2006, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

During certain parts of the years ended March 31, 2007 and 2006, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

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

Income Taxes
------------

No provision for income taxes has been recorded in the accompanying financial statements as any liabilities and or benefits for income taxes flows to the partners of the Partnership and are their obligations and/or benefits. For income tax purposes, the Partnership reports on a calendar year basis.

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of the periods presented, the Partnership has acquired limited partnership interests in 48 Local Limited Partnerships each of which owns one Housing Complex consisting of an aggregate of 1,685 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2007 and 2006 are approximately $7,058,000 and $6,005,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses, as discussed below, acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account along with impairment losses recorded in the Partnership's investment account. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -continued

                For the Years Ended March 31, 2007, 2006 and 2005


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

A loss in value from a Local Limited Partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. Accordingly, the Partnership recorded an impairment loss of $0, $0, and $330,705, during the years ended March 31, 2007, 2006 and 2005, respectively.

At March 31, 2007 and 2006, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the years ended March 31, 2006, 2005 and 2004 amounting to approximately $1,023,000, $935,000 and
$988,000, respectively; have not been recognized. As of March 31, 2007, the aggregate share of net losses not recognized by the Partnership amounted to $7,865,000.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                                                For the Years Ended
                                                                                                     March 31,
                                                                          ----------------------------------------------------------
                                                                                 2007                 2006                 2005
                                                                          ------------------   ------------------   ----------------
Investments per balance sheet, beginning of period                       $            23,717    $         57,307    $       514,148
Impairment loss                                                                            -                   -           (330,705)
Equity in losses of Local Limited Partnerships                                        (2,993)            (32,221)          (116,289)
Distributions from Local Limited Partnerships                                              -              (1,029)            (2,291)
Amortization of paid acquisition fees and costs                                         (340)               (340)            (7,556)
                                                                           ------------------   ------------------   ---------------
Investments per balance sheet, end of period                             $            20,384    $         23,717    $        57,307
                                                                           ==================   ==================   ===============

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -continued

                For the Years Ended March 31, 2007, 2006 and 2005

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

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                              2006                     2005
                                                                                       --------------------     --------------------
ASSETS
Buildings and improvements, net of accumulated depreciation as of
  December 31, 2006 and 2005 of  $25,973,000 and $24,089,000,
  respectively                                                                      $          36,715,000    $          38,267,000
Land                                                                                            4,261,000                4,244,000
Other assets                                                                                    6,279,000                6,164,000
                                                                                       --------------------     --------------------
      Total Assets                                                                  $          47,255,000    $          48,675,000
                                                                                       ====================     ====================
LIABILITIES

Mortgage loans payable                                                              $          47,586,000    $          48,030,000
Due to related parties                                                                          2,935,000                2,651,000
Other liabilities                                                                               1,098,000                1,401,000
                                                                                       --------------------     --------------------
      Total Liabilities                                                                        51,619,000               52,082,000
                                                                                       --------------------     --------------------
PARTNERS' CAPITAL (DEFICIT)

WNC Housing Tax Credit Fund III, L.P.                                                          (7,034,000)              (5,981,000)
Other partners                                                                                  2,670,000                2,574,000
                                                                                       --------------------     --------------------
   Total Partners' Deficit                                                                     (4,364,000)              (3,407,000)
                                                                                       --------------------     --------------------
         Total Liabilities & Partners' Deficit                                      $          74,255,000    $          48,675,000
                                                                                       ====================     ====================

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -continued

                For the Years Ended March 31, 2007, 2006 and 2005

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                       2006                      2005                     2004
                                                               --------------------      --------------------       ----------------
Revenues                                                      $           8,187,000    $            7,823,000   $         7,457,000
                                                               --------------------      --------------------       ----------------
Expenses:
   Operating expenses                                                     5,648,000                 5,336,000             5,101,000
   Interest expense                                                       1,692,000                 1,644,000             1,596,000
   Depreciation and amortization                                          1,868,000                 1,853,000             1,887,000
                                                               --------------------      --------------------       ----------------
     Total expenses                                                       9,208,000                 8,833,000             8,584,000
                                                               --------------------      --------------------       ----------------
Net loss                                                      $          (1,021,000)   $          (1,010,000)   $        (1,127,000)
                                                               ====================      ====================       ================
Net loss allocable to the Partnership                         $          (1,009,000)   $          (1,000,000)   $        (1,114,000)
                                                               ====================      ====================       ================
Net loss recorded by the Partnership                          $              (3,000)   $             (32,000)   $          (116,000)
                                                               ====================      ====================       ================

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -continued

                For the Years Ended March 31, 2007, 2006 and 2005


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

Acquisition fees not to exceed 9% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of March 31, 2007 and 2006, respectively, the Partnership incurred acquisition fees of $1,350,000. Accumulated amortization of these capitalized costs was $1,344,515 and $1,344,175 as of March 31, 2007 and 2006, respectively. Of the accumulated amortization recorded on the balance sheet, $0, $0 and $62,586 of the related expense was reflected as equity in losses of Local Limited Partnerships during the years ended March 31, 2007, 2006 and 2005, respectively, to reduce the respective net acquisition fee component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

          Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.6% of the gross proceeds. As of March 31, 2007 and 2006, the Partnership incurred acquisition costs of $67,423, which have been included in investments in limited partnerships. Accumulated amortization was $67,423 for all periods presented.

          An annual asset management fee equal to 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Management fees of $299,464, $299,464, and $299,462 were incurred during the years ended March 31, 2007, 2006, and 2005, respectively of which $22,500, $34,375 and $30,000 was paid during the years ended March 31, 2007, 2006, and 2005, respectively.

          The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were approximately $24,800, $54,400 and $14,800 during the years ended March 31, 2007, 2006 and 2005, respectively.

          A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2002 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred in the three year period ended March 31, 2007.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -continued

                For the Years Ended March 31, 2007, 2006 and 2005

NOTE 3 - RELATED PARTY TRANSACTIONS-continued
---------------------------------------------

The accrued fees and expenses due to General Partner and affiliates consist of the following:

                                                                                                     March 31,
                                                                                       --------------------------------------
                                                                                            2007                  2006
                                                                                       ----------------      ----------------
Expenses  paid  by  the  General Partner  or  its  affiliate  on  behalf  of the
     Partnership                                                                     $           4,727     $           4,712
Accrued asset management fees                                                                3,470,860             3,193,896
                                                                                       ----------------      ----------------
                                                                                     $       3,475,587     $       3,198,608
                                                                                       ================      ================

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31:

                                                        June 30            September 30          December 31            March 31
                                                     -------------      -----------------      ----------------      ---------------
                    2007
                    ----
Income                                             $        15,000     $          7,000     $               -     $          17,000

Operating expenses                                         (76,000)             (94,000)              (76,000)              (79,000)

Equity in losses of Local Limited
    Partnerships                                                 -                    -                     -                (3,000)

Interest Income                                                  -                    -                     -                 1,000

Net loss                                                   (61,000)             (87,000)              (76,000)              (64,000)

Net Loss available to Limited Partners                     (60,000)             (86,000)              (75,000)              (63,000)

Net Loss per  Partnership Unit                                  (4)                  (6)                   (5)                   (4)

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -continued

                For the Years Ended March 31, 2007, 2006 and 2005

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued
---------------------------------------------------------------

                                                        June 30            September 30          December 31            March 31
                                                     --------------      ----------------      ----------------      ---------------
                    2006
                    ----
Income                                             $         5,000     $          13,000     $               -     $         12,000

Operating expenses                                         (83,000)              (87,000)              (89,000)             (80,000)

Equity in losses of Local Limited
     Partnerships                                          (10,000)              (11,000)               (2,000)              (9,000)

Interest Income                                                  -                     -                     -                1,000

Net loss                                                   (88,000)              (85,000)              (91,000)             (76,000)

Net Loss available to Limited Partners                     (87,000)              (84,000)              (91,000)             (74,000)

Net Loss per  Partnership Unit                                  (6)                   (5)                   (6)                  (5)

                    2005
                    ----
Income                                             $         7,000     $           7,000     $           1,000     $         12,000

Operating expenses                                         (86,000)              (87,000)              (86,000)            (413,000)

Equity in losses of Local Limited
     Partnerships                                          (40,000)              (31,000)               (8,000)             (37,000)

Interest Income                                                  -                     -                     -                1,000

Net loss                                                  (119,000)             (111,000)              (93,000)            (437,000)

Net Loss available to Limited Partners                    (118,000)             (110,000)              (92,000)            (432,000)

Net Loss per Partnership Unit                                   (8)                   (7)                   (6)                 (29)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

Item 9A. Controls and Procedures

(a) As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

(b) There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 9B. Other Information

NONE

PART III

Item 10. Directors and Executive Officers of the Registrant

(a)   Identification of Directors,  (b) Identification of Executive Officers,
      --------------------------------------------------------------------------
      (c) Identification of Certain Significant Employees, (d)
      --------------------------------------------------------
      Family Relationships, and (e) Business Experience
      --------------------------------------------------

Neither the General Partner nor the Partnership has directors, executives officers or employees of its own. The business of the Partnership is conducted primarily through Associates. Associates is a California corporation which was organized in 1971. The following biographical information is presented for the officers and employees of Associates with principal responsibility for the Partnership's affairs.

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

In addition to Wilfred N. Cooper,  Sr., the directors of Associates  are Wilfred
N. Cooper, Jr., Kay L. Cooper, and Jennifer Cooper. The principal shareholders of Associates are a trust established by the Coopers.

Wilfred N. Cooper, Sr., age 76, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders, a National Trustee for NAHB's Political Action Committee, and a past Chairman of NAHB's Multifamily Council. He is a Director of the National Housing Conference and a member of NHC's Board of Governors, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 44, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of Associates. He is President and a Director of, and a registered principal with, WNC Capital Corporation, and is a Director and Vice President of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable Housing Finance and LIHTC Monthly
                                   ---------------------------     -------------
Report,  a  Steering  Member  of  the  Housing  Credit  Group  of  the  National
Association of Home Builders, a member of the Tax Policy Council for the National Trust for Historical Preservation, a member of the Advisory Board of the New York State Association for Affordable Housing, a member of the Urban Land Institute and a member of TEC International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay
Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 55, is an Executive Vice President, and a member of the Acquisition Committee of Associates, and a Director, Vice President and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Michael J. Gaber, age 41, is an Executive Vice President - Oversees the Originations, Acquisitions and Real Estate Development Department, and is a member of the Acquisition Committee of Associates and Vice President of WNC Management, Inc... Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Sylvester P. Garban, age 61, is Senior Vice President - Institutional Investments of Associates and registered principal with WNC Capital Corporation. Mr. Garban has been involved in real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice President with MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Thomas J. Riha, age 52, is Senior Vice President - Chief Financial Officer and a member of the Acquisition Committee and the Commercial Real Estate Group of Associates and Vice President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and Management Company, last serving as Vice President - Operations. He is a founding member of the Housing Credit Certified Professional Board of Governors, a national professional certification program administered by the NAHB and the National Affordable Housing Management Association. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Thomas J. Hollingsworth, CPA, age 56, is Vice President - Asset Management of WNC & Associates, Inc. and oversees WNC's asset management group. Mr.
Hollingsworth has been involved in real estate acquisitions, operations and syndication of multifamily properties for 25 years. Prior to joining WNC in 2005, he was the senior workout specialist at Key Corporation Housing Management, Inc., a division of Key Bank. He has also been responsible for structuring several tax sheltered multifamily acquisitions during his career. Mr. Hollingsworth graduated from the University of Utah in 1973 with a Bachelor of Science degree (cum laude) in Business Administration.

Gregory S. Hand, age 43, is Vice President - Acquisitions and a member of the Commercial Real Estate Group of Associates. He is responsible for the oversight of property underwriting. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining Associates in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Melanie R. Wenk, CPA, age 39, is Vice President-Portfolio Management of Associates. She is responsible for overseeing institutional and retail fund portfolio management, including partnership accounting, SEC reporting, quarterly and annual investor reporting and monitoring investment returns for all stabilized WNC institutional funds. Prior to joining Associates in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona, in 1999 with a Bachelor of Science degree in accounting.

(f)  Involvement in Certain Legal Proceedings
     ----------------------------------------

     Two Local Limited Partnerships invested in by other Associates-sponsored public limited partnerships were unable to meet their obligations as they became due, and each has filed a voluntary petition in bankruptcy. The local general partner of one of them is not affiliated with Associates. The original unaffiliated local general partner of the other was removed and replaced with a general partner wholly-owned by two of the executive officers of WNC identified above.

(g)  Promoters and Control Persons
     -----------------------------

     Inapplicable.

(h)  Audit  Committee  Financial  Expert,  and (i)  Identification  of the Audit
     ---------------------------------------------------------------------------
     Committee
     ---------

     Neither the Partnership, the General Partner, nor Associates have an audit committee.

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

Item 11. Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" is defined as the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $299,464, $299,464 and $299,462 were incurred during the years ended March 31, 2007, 2006, and 2005, respectively. The Partnership paid the General Partner or its affiliates, $22,500, $34,375, and $30,000 of those fees during the years ended March 31, 2007, 2006, and 2005, respectively

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price may be received in connection with the sale or disposition of an Housing Complex or Local Limited Partnership interest. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Preferred Return on investment to the Limited Partners. "Preferred Return" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Tax Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 16% through December 31, 2002, and (ii) 6% for the balance of the Partnerships term. No disposition fees have been paid.

(c) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $25,000, $54,000 and $15,000 during the years ended March 31, 2007, 2006 and 2005, respectively.

(d) Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Tax Credits, which approximated $0, $600 and $5,000 for the General Partner for the tax years ended December 31, 2006, 2005 and 2004, respectively. The General Partner is also entitled to receive a percentage of gain and loss allocations, and of cash distributions. There were no distributions of cash to the General Partner during the years ended March 31, 2007, 2006 and 2005.

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

(b)      Security Ownership of Certain Beneficial Owners
         -----------------------------------------------

         No person is known to own beneficially in excess of 5% of the outstanding Partnership Units.

(c)      Security Ownership of Management
         --------------------------------

         Neither the General Partner, Associates, its affiliates, nor any of the officers or directors of the General Partner, Associates, or its affiliates own directly or beneficially any Partnership Units.

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

         First, with the consent of any other General Partners and a majority-in-interest of the Limited Partners, any General Partner may designate one or more persons to be successor or additional General Partners. In addition, any General Partner may, without the consent of any other General Partner or the Limited Partners, (i) substitute in its stead as General Partner any entity which has, by merger, consolidation or otherwise, acquired substantially all of its assets, stock or other evidence of equity interest and continued its business, or (ii) cause to be admitted to the Partnership an additional General Partner or Partners if it deems such admission to be necessary or desirable so that the Partnership will be classified a partnership for Federal income tax purposes. Finally, a majority-in-interest of the Limited Partners may at any time remove the General Partner of the Partnership and elect a successor General Partner.

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

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership principal independent registered public accounting firm for the years ended March 31:

                                                            2007                      2006
                                                     --------------------      --------------------
Audit Fees                                         $              13,776     $              26,618
Audit-related Fees                                                     -                         -
Tax Fees                                                           3,000                     3,000
All Other Fees                                                         -                         -
                                                     --------------------      --------------------
TOTAL                                              $              16,776     $              29,618
                                                     ====================      ====================

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership's independent auditors are pre-approved by the General Partner.

PART IV.

Item 15. Exhibits and Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   List of financial statements included in Part II hereof:
         --------------------------------------------------------

         Balance Sheets, March 31, 2007 and 2006
         Statements of Operations for the years ended March 31, 2007, 2006, and 2005
         Statements of Partners' Deficit for the years ended March 31, 2007, 2006, and 2005
         Statements of Cash Flows for the years ended March 31, 2007, 2006, and 2005
         Notes to Financial Statements

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

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007

                       ----------------------------------------------------------------   ------------------------------------------
                                             As of March 31, 2007                                  As of December 31, 2006
                       ----------------------------------------------------------------   ------------------------------------------
                                         Total
                                      Investment in              Mortgage
                                          Local      Amount of  Balances of
Local Limited                           Limited     Investment  Local Limited        Building and     Accumulated
Partnership Name       Location       Partnership  Paid to Date Partnerships  Land   Improvements    Depreciation     Net Book Value
------------------------------------------------------------------------------------------------------------------------------------
Beaumont Elderly       Beaumont,       $ 229,000    $ 229,000    $ 909,000  $ 62,000 $ 1,248,000      $ 388,000            $ 922,000
Housing, L.P.          Mississippi

Brownfield Seniors     Brownfield,       147,000      147,000      696,000    38,000     811,000        261,000              588,000
Community, Ltd.        Texas

Buffalo Apartments,    Buffalo,           91,000       91,000      390,000    10,000     627,000        217,000              420,000
Ltd.                   Texas

Cambridge Court        Grottoes,         254,000      254,000    1,278,000    59,000   1,594,000        596,000            1,057,000
Associates Limited     Virginia
Partnership

Candleridge            Bondurant,         99,000       99,000      570,000    48,000     834,000        417,000              465,000
Apartments             Iowa
of Bondurant
L.P.

Candleridge            Waukee,           101,000      101,000      625,000    87,000     821,000        399,000              509,000
Apartments of          Iowa
Waukee L.P.

Carlinville            Carlinville,      105,000      105,000      487,000    37,000     539,000        252,000              324,000
Associates I,          Illinois
L.P.

Cherokee Housing,      Cedar Bluff,      110,000      110,000      604,000    44,000     712,000        293,000              463,000
Ltd.                   Alabama

Chester Associates     Chester,          159,000      159,000      674,000    37,000     989,000        508,000              518,000
I, a Limited           Illinois
Partnership

Clinton Terrace        Albany,           138,000      138,000      742,000    24,000     906,000        359,000              571,000
Apartments, Ltd.       Kentucky

Coffeeville            Coffeeville,      103,000      103,000      526,000    34,000     635,000        267,000              402,000
Housing, Ltd.          Alabama

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007

                       ----------------------------------------------------------------   ------------------------------------------
                                             As of March 31, 2007                                  As of December 31, 2006
                       ----------------------------------------------------------------   ------------------------------------------
                                         Total
                                      Investment in              Mortgage
                                          Local      Amount of  Balances of
Local Limited                           Limited     Investment  Local Limited        Building and     Accumulated
Partnership Name       Location       Partnership  Paid to Date Partnerships  Land   Improvements    Depreciation     Net Book Value
------------------------------------------------------------------------------------------------------------------------------------
Coosa County Housing,   Rockford,       103,000      103,000       537,000   32,000     661,000         273,000              420,000
Ltd.                    Alabama

Crockett Manor, Ltd.    Crockett,       184,000      184,000       845,000   80,000   1,134,000         401,000              813,000
                        Texas

Crockett Manor Senior   Crockett,       203,000      203,000       994,000   23,000   1,363,000         392,000              994,000
Citizens Complex, Ltd.  Texas

Delta Manor, L.P.       Techula,        227,000      227,000     1,206,000   41,000   1,542,000         814,000              769,000
                        Mississippi

Eupora Apartments, L.P. Eupora,         138,000      138,000     1,175,000   26,000   1,445,000         508,000              963,000
                        Mississippi

Fairview Village V,     Carroll, Iowa   119,000      119,000       567,000   45,000     765,000         317,000              493,000
Limited Partnership

Fox Lake Manor          Fox Lake,        84,000       84,000       361,000    6,000     473,000         239,000              240,000
Limited Partnership     Wisconsin

Ft. Deposit Housing,    Fort Deposit,   127,000      127,000       686,000   56,000     811,000         344,000              523,000
Ltd.                    Alabama

Gulf Coast Apartments,  Gulfport,       320,000      320,000     1,352,000   33,000   1,908,000         882,000            1,059,000
Ltd.                    Mississippi

Gulf Coast Apartments   Long Beach,     315,000      315,000     1,372,000   47,000   1,910,000         875,000            1,082,000
of Long Beach, L.P.     Mississippi

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007

                       ----------------------------------------------------------------   ------------------------------------------
                                             As of March 31, 2007                                  As of December 31, 2006
                       ----------------------------------------------------------------   ------------------------------------------
                                         Total
                                      Investment in              Mortgage
                                          Local      Amount of  Balances of
Local Limited                           Limited     Investment  Local Limited        Building and    Accumulated
Partnership Name       Location       Partnership  Paid to Date Partnerships  Land   Improvements    Depreciation     Net Book Value
------------------------------------------------------------------------------------------------------------------------------------
Heritage Colonial  Blackshear, Georgia     115,000     115,000     508,000    20,000    732,000         259,000              493,000
Homes, L.P.

HOI Limited        Benson, North Carolina  269,000     269,000   1,064,000   274,000  1,468,000         650,000            1,092,000
Partnership
of Benson

HOI Limited        Dallas, North Carolina  366,000     366,000   1,628,000   299,000  2,005,000         923,000            1,381,000
Partnership
of Dallas

HOI Limited        Dunn, North Carolina    170,000     170,000     779,000   190,000    917,000         460,000              647,000
Partnership of
Dunn

HOI Limited        Kings Mountain, North   262,000     262,000   1,170,000   219,000  1,427,000         654,000              992,000
Partnership of     Carolina
Kings Mt.

HOI Limited        Sanford, North Carolina 419,000     419,000   1,876,000   401,000  2,282,000         992,000            1,691,000
Partnership of
Lee

HOI Limited        Sanford, North Carolina 277,000     277,000   1,647,000   338,000  1,917,000         695,000            1,560,000
Partnership of
Sanford

HOI Limited        Selma, North Carolina   271,000     271,000   1,054,000   315,000  1,505,000         716,000            1,104,000
Partnership of
Selma

Killbuck Limited   Killbuck, Ohio          151,000     151,000     730,000    32,000    904,000         477,000              459,000
Partnership

Lake Ridge         Tiptonville, Tennessee  317,000     317,000   1,424,000    15,000  1,907,000         856,000            1,066,000
Apartments, L.P.

Levelland Manor,   Levelland, Texas        175,000     175,000     883,000    27,000  1,116,000         382,000              761,000
L.P.

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007

                       ----------------------------------------------------------------   ------------------------------------------
                                             As of March 31, 2007                                  As of December 31, 2006
                       ----------------------------------------------------------------   ------------------------------------------
                                         Total
                                      Investment in              Mortgage
                                          Local      Amount of  Balances of
Local Limited                           Limited     Investment  Local Limited        Building and     Accumulated
Partnership Name       Location       Partnership  Paid to Date Partnerships  Land   Improvements    Depreciation     Net Book Value
------------------------------------------------------------------------------------------------------------------------------------
Logan Park Associates  Caldwell, Idaho   571,000     571,000       2,220,000  60,000    2,989,000      1,201,000           1,848,000
Limited Partnership

Meadow Run Associates  Gordonsville,     302,000     302,000       1,462,000  46,000    1,810,000        614,000           1,242,000
Limited Partnership    Virginia

Oakdale Senior Housing Oakdale,          919,000     919,000       2,712,000 400,000    4,271,000      1,916,000           2,755,000
Limited Partnership    California

Orange Beach Housing,  Orange Beach,     208,000     208,000       1,058,000  73,000    1,313,000        472,000             914,000
Ltd.                   Alabama

Parks I Limited        Chatham,          253,000     253,000       1,205,000  63,000    1,598,000        601,000           1,060,000
Partnership            Virginia

Post Manor, L.P.       Post, Texas       122,000     122,000         617,000  35,000      703,000        244,000             494,000

Red Bud Associates     Red Bud,          135,000     135,000         583,000  30,000      931,000        457,000             504,000
I, a Limited           Illinois
Partnership

Steeleville            Steeleville,      110,000     110,000         525,000  32,000      707,000        357,000             382,000
Associates             Illinois
I, a Limited
Partnership

Tanglewood Limited     Frankfurt,        212,000     212,000       1,040,000  20,000    1,308,000        677,000             651,000
Partnership            Ohio

Village Lane,          Farmington,       168,000     168,000        861,0000 130,000      854,000        487,000             497,000
Properties             Arkansas
a Limited
Partnership

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007

                       ----------------------------------------------------------------   ------------------------------------------
                                             As of March 31, 2007                                  As of December 31, 2006
                       ----------------------------------------------------------------   ------------------------------------------
                                         Total
                                      Investment in              Mortgage
                                          Local      Amount of  Balances of
Local Limited                           Limited     Investment  Local Limited        Building and    Accumulated
Partnership Name       Location       Partnership  Paid to Date Partnerships  Land   Improvements    Depreciation     Net Book Value
------------------------------------------------------------------------------------------------------------------------------------
Whitted Forest         Hillsborough,    685,000       685,000      882,000    118,000    1,915,000      559,000            1,474,000
Limited Partnership    North Carolina

Wilcam Housing,        Camden, Alabama  106,000       106,000      606,000     26,000      748,000      287,000              487,000
Ltd.

Wills Point Manor,     Wills Point,     124,000       124,000      614,000     26,000      741,000      259,000              508,000
L.P.                   Texas

Windmere Associates    Lexington,       291,000       291,000    1,454,000    124,000    1,744,000      584,000            1,284,000
Limited Partnership    Virginia

Woodlands Apartments,  Mount Pleasant,  239,000       239,000    1,222,000     46,000    1,495,000      518,000            1,023,000
L.P.                   Texas

Woodview Limited       Chillicothe,
Partnership            Illinois and
                       Glassford,
                       Illinois         269,000       269,000    1,166,000     33,000    1,653,000      674,000            1,012,000
                                   -------------   ----------  -----------   --------  -----------  ------------         -----------
                                  $  10,862,000  $ 10,862,000 $ 47,586,000 $4,261,000 $ 62,688,000  $ 25,973,000    $     40,976,000
                                  ==============   ==========  =========== ==========  ============ ============     ===============

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007

                                                  ----------------------------------------------------------------------------------
                                                                       For the year ended December 31, 2006
                                                  ----------------------------------------------------------------------------------
                                                                                                                        Estimated
                                                                                                                          Useful
  Local Limited Partnership Name             Rental Income    Net Income/(loss)    Year Investment Acquired  Status     Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
Beaumont Elderly Housing, L.P.                   $143,000             $(2,000)               1995           Completed             45

Brownfield Seniors Community, Ltd.
                                                  126,000             (14,000)               1994           Completed             40

Buffalo Apartments, Ltd.                           99,000               1,000                1995           Completed             35

Cambridge Court Associates Limited Partnership    163,000             (46,000)               1992           Completed             35

Candleridge Apartments of Bondurant L.P.          124,000             (11,000)               1992           Completed           27.5

Candleridge Apartments of Waukee L.P.             138,000              (3,000)               1992           Completed           27.5

Carlinville Associates I, L.P.                     73,000              (3,000)               1994           Completed             30

Cherokee Housing, Ltd.                             82,000              (9,000)               1993           Completed             40

Chester Associates  I, a Limited Partnership       85,000             (30,000)               1992           Completed           27.5

Clinton Terrace Apartments, Ltd.                   94,000              (5,000)               1993           Completed             40

Coffeeville Housing, Ltd.                          76,000               3,000                1993           Completed             40

Coosa County Housing, Ltd.                         82,000               1,000                1992           Completed             40

Crockett Manor, Ltd.                              173,000               2,000                1994           Completed             40

Crockett Manor Senior Citizens Complex, Ltd.      149,000             (25,000)               1993           Completed             50

Delta Manor, L.P.                                 173,000             (45,000)               1993           Completed           27.5

Eupora Apartments, L.P.                           125,000             (22,000)               1992           Completed             40

Fairview Village V, Limited Partnership            71,000             (12,000)               1992           Completed             40

Fox Lake Manor Limited Partnership                 32,000              18,000                1994           Completed           27.5

Ft. Deposit Housing, Ltd.                         104,000              (7,000)               1992           Completed             40

Gulf Coast Apartments, L.P.                       255,000             (18,000)               1993           Completed             30

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007

                                                  ----------------------------------------------------------------------------------
                                                                          For the year ended December 31, 2006
                                                  ----------------------------------------------------------------------------------
                                                                                                                        Estimated
Local Limited Partnership Name             Rental Income    Net Income/(loss)  Year Investment Acquired  Status   Useful Life(Years)
------------------------------------------------------------------------------------------------------------------------------------
Gulf Coast Apartments of Long Beach, L.P.  265,000              14,000                     1993        Completed                  30

Heritage Colonial Homes, L.P.              125,000             (17,000)                    1994        Completed                  40

HOI Limited Partnership of Benson          250,000              (7,000)                    1993        Completed                  40

HOI Limited Partnership of Dallas          272,000             (35,000)                    1993        Completed                  40

HOI Limited Partnership of Dunn            156,000             (19,000)                    1993        Completed                  40

HOI Limited Partnership of Kings Mt.       190,000              (9,000)                    1993        Completed                  40

HOI Limited Partnership of Lee             365,000             (70,000)                    1993        Completed                  40

HOI Limited Partnership of Sanford         297,000             (56,000)                    1993        Completed                  40

HOI Limited Partnership of Selma           287,000             (37,000)                    1993        Completed                  40

Killbuck Limited Partnership                94,000             (20,000)                    1992        Completed                27.5

Lake Ridge Apartments, L.P.                182,000             (32,000)                    1994        Completed                  50

Levelland Manor, L.P.                      137,000             (20,000)                    1993        Completed                  40

Logan Park Associates Limited Partnership  448,000             (25,000)                    1993        Completed                27.5

Meadow Run Associates Limited Partnership  188,000             (29,000)                    1992        Completed                  35

Oakdale Senior Housing Limited Partnership 474,000            (146,000)                    1993        Completed                  30

Orange Beach Housing, Ltd.                 132,000             (17,000)                    1994        Completed                  40

Parks I Limited Partnership                226,000             (24,000)                    1993        Completed                  40

Post Manor, L.P.                            95,000              (3,000)                    1992        Completed                  40

Red Bud Associates I, a                     76,000             (27,000)                    1992        Completed                27.5
Limited Partnership

Steeleville Associates I,                   63,000             (12,000)                    1992        Completed                27.5
a Limited Partnership

Tanglewood Limited Partnership             121,000             (30,000)                    1992        Completed                27.5

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                                  ----------------------------------------------------------------------------------
                                                                         For the year ended December 31, 2006
                                                  ----------------------------------------------------------------------------------
                                                                                                                       Estimated
Local Limited Partnership Name             Rental Income    Net Income/(loss)  Year Investment Acquired  Status   Useful Life(Years)
------------------------------------------------------------------------------------------------------------------------------------
Village Lane Properties,                       189,000               (19,000)           1993         Completed                    25
a Limited Partnership

Whitted Forest Limited Partnership             189,000               (63,000)           1993         Completed                    40

Wilcam Housing, Ltd.                            79,000               (18,000)           1993         Completed                    40

Wills Point Manor, L.P.                         91,000                (9,000)           1992         Completed                    40

Windmere Associates Limited Partnership        189,000               (30,000)           1992         Completed                    35

Woodlands Apartments, L.P.                     181,000                (6,000)           1992         Completed                    40

Woodview Limited Partnership                   179,000               (28,000)           1992         Completed                    40
                                    -------------------    ------------------
                                  $          7,907,000   $        (1,021,000)
                                    ===================    ==================

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                       ----------------------------------------------------------------   ------------------------------------------
                                             As of March 31, 2006                                  As of December 31, 2005
                       ----------------------------------------------------------------   ------------------------------------------
                                         Total
                                      Investment in              Mortgage
                                          Local      Amount of  Balances of
Local Limited                           Limited     Investment  Local Limited        Building and    Accumulated
Partnership Name       Location       Partnership  Paid to Date Partnerships  Land   Improvements    Depreciation     Net Book Value
------------------------------------------------------------------------------------------------------------------------------------
Beaumont Elderly     Beaumont,       $ 229,000        $ 229,000   $ 913,000  $ 62,000  $ 1,248,000    $ 354,000          $   956,000
Housing, L.P.        Mississippi

Brownfield           Brownfield,       147,000          147,000     675,000    38,000      809,000      239,000              608,000
Seniors Community,   Texas
Ltd.

Buffalo Apartments,  Buffalo,           91,000           91,000     394,000    10,000      605,000      198,000              417,000
Ltd.                 Texas

Cambridge Court      Grottoes,         254,000          254,000   1,287,000    58,000    1,594,000      558,000            1,094,000
Associates Limited   Virginia
Partnership

Candleridge          Bondurant,         99,000           99,000     575,000    48,000      798,000      383,000              463,000
Apartments of        Iowa
Bondurant L.P.

Candleridge          Waukee,           101,000          101,000     630,000    87,000      819,000      366,000              540,000
Apartments           Iowa
of Waukee L.P.

Carlinville          Carlinville,      105,000          105,000     489,000    37,000      527,000      235,000              329,000
Associates I,        Illinois
L.P.

Cherokee Housing,    Cedar Bluff,      110,000          110,000     607,000    44,000      712,000      273,000              483,000
Ltd.                 Alabama

Chester Associates   Chester,          159,000          159,000     678,000    37,000      987,000      470,000              554,000
 I, a Limited        Illinois
Partnership

Clinton Terrace      Albany,           138,000          138,000     747,000    25,000      906,000      338,000              593,000
Apartments, Ltd.     Kentucky

Coffeeville          Coffeeville,      103,000          103,000     529,000    34,000      629,000      251,000              412,000
Housing, Ltd.        Alabama

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                       ----------------------------------------------------------------   ------------------------------------------
                                             As of March 31, 2006                                  As of December 31, 2005
                       ----------------------------------------------------------------   ------------------------------------------
                                         Total
                                      Investment in              Mortgage
                                          Local      Amount of  Balances of
Local Limited                           Limited     Investment  Local Limited        Building and    Accumulated
Partnership Name       Location       Partnership  Paid to Date Partnerships  Land   Improvements    Depreciation     Net Book Value
------------------------------------------------------------------------------------------------------------------------------------
Coosa County           Rockford,        103,000       103,000      542,000   32,000     661,000         256,000              437,000
Housing, Ltd.          Alabama

Crockett Manor,        Crockett,        184,000       184,000      855,000   80,000   1,128,000         368,000              840,000
Ltd.                   Texas

Crockett Manor         Crockett,        203,000       203,000      999,000   23,000   1,347,000         357,000            1,013,000
Senior Citizens        Texas
Complex, Ltd.

Delta Manor, L.P.      Techula,         227,000       227,000    1,212,000   42,000   1,532,000         756,000              818,000
                       Mississippi

Eupora Apartments,     Eupora,          138,000       138,000    1,181,000   26,000   1,396,000         473,000              949,000
L.P.                   Mississippi

Fairview Village V,    Carroll,         119,000       119,000      572,000   45,000     763,000         295,000              513,000
Limited Partnership    Iowa

Fox Lake Manor         Fox Lake,         84,000        84,000      364,000    7,000     388,000         186,000              209,000
Limited Partnership    Wisconsin

Ft. Deposit            Fort Deposit,    127,000       127,000      689,000   56,000     811,000         323,000              544,000
Housing, Ltd.          Alabama

Gulf Coast             Gulfport,        320,000       320,000    1,368,000   33,000   1,901,000         830,000            1,104,000
Apartments,            Mississippi
L.P.

Gulf Coast             Long Beach,      315,000       315,000    1,387,000   47,000   1,902,000         821,000            1,128,000
Apartments of          Mississippi
Long Beach, L.P.

Heritage Colonial      Blackshear,      115,000       115,000      511,000   20,000     732,000         241,000              511,000
Homes, L.P.            Georgia

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                       ----------------------------------------------------------------   ------------------------------------------
                                             As of March 31, 2006                                  As of December 31, 2005
                       ----------------------------------------------------------------   ------------------------------------------
                                         Total
                                      Investment in              Mortgage
                                          Local      Amount of  Balances of
Local Limited                           Limited     Investment  Local Limited        Building and    Accumulated
Partnership Name       Location       Partnership  Paid to Date Partnerships  Land   Improvements    Depreciation     Net Book Value
------------------------------------------------------------------------------------------------------------------------------------
HOI Limited        Benson,           269,000           269,000    1,091,000  274,000   1,468,000        604,000            1,138,000
Partnership        North Carolina
of Benson

HOI Limited        Dallas,           366,000           366,000    1,643,000  299,000   1,995,000        863,000            1,431,000
Partnership        North Carolina
of Dallas

HOI Limited        Dunn, North       170,000           170,000      787,000  190,000     917,000        432,000              675,000
Partnership        Carolina
of Dunn

HOI Limited        Kings Mountain,   262,000           262,000    1,182,000  219,000   1,426,000        611,000            1,034,000
Partnership        North Carolina
of Kings Mt.

HOI Limited        Sanford,          419,000           419,000    1,897,000  391,000   2,282,000        923,000            1,750,000
Partnership of     North Carolina
Lee

HOI Limited        Sanford,          277,000           277,000    1,654,000  331,000   1,916,000        620,000            1,627,000
Partnership        North Carolina
of Sanford

HOI Limited        Selma,            271,000           271,000    1,087,000  315,000   1,505,000        672,000            1,148,000
Partnership        North Carolina
of Selma

Killbuck           Killbuck, Ohio    151,000           151,000      734,000   32,000     904,000        445,000              491,000
Limited
Partnership

Lake Ridge         Tiptonville,      317,000           317,000    1,431,000   15,000   1,893,000        786,000            1,122,000
Apartments,        Tennessee
L.P.

Levelland          Levelland,        175,000           175,000      887,000   27,000   1,099,000        354,000              772,000
Manor, L.P.        Texas

Logan Park         Caldwell,         571,000           571,000    2,231,000   60,000   2,989,000      1,131,000            1,918,000
Associates         Idaho
Limited
Partnership

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                       ----------------------------------------------------------------   ------------------------------------------
                                             As of March 31, 2006                                  As of December 31, 2005
                       ----------------------------------------------------------------   ------------------------------------------
                                         Total
                                      Investment in              Mortgage
                                          Local      Amount of  Balances of
Local Limited                           Limited     Investment  Local Limited        Building and    Accumulated
Partnership Name       Location       Partnership  Paid to Date Partnerships  Land   Improvements    Depreciation     Net Book Value
------------------------------------------------------------------------------------------------------------------------------------
Meadow Run         Gordonsville,         302,000      302,000      1,467,000  46,000   1,810,000        570,000            1,286,000
Associates         Virginia
Limited
Partnership

Oakdale Senior     Oakdale,              919,000      919,000      2,796,000 400,000   4,271,000      1,774,000            2,897,000
Housing Limited    California
Partnership

Orange Beach       Orange Beach,         208,000      208,000      1,064,000  73,000   1,313,000        436,000              950,000
Housing, Ltd.      Alabama

Parks I Limited    Chatham,              253,000      253,000      1,213,000  63,000   1,596,000        559,000            1,100,000
Partnership        Virginia

Post Manor,        Post, Texas           122,000      122,000        620,000  35,000     703,000        226,000              512,000
L.P.

Red Bud Associates Red Bud,              135,000      135,000        586,000  30,000     925,000        419,000              536,000
I, a Limited       Illinois
Partnership

Steeleville        Steeleville,          110,000      110,000        528,000  32,000     706,000        331,000              407,000
Associates I,      Illinois
a Limited
Partnership

Tanglewood         Frankfurt,            212,000      212,000      1,045,000  20,000   1,307,000        634,000              693,000
Limited            Ohio
Partnership

Village Lane       Farmington,           168,000      168,000        866,000 130,000     854,000        454,000              530,000
Properties,        Arkansas
a Limited
Partnership

Whitted Forest     Hillsborough,         685,000      685,000        905,000 117,000   1,915,000        520,000            1,512,000
Limited            North Carolina
Partnership

Wilcam Housing,    Camden, Alabama       106,000      106,000        609,000  26,000     748,000        267,000              507,000
Ltd.

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                       ----------------------------------------------------------------   ------------------------------------------
                                             As of March 31, 2006                                  As of December 31, 2005
                       ----------------------------------------------------------------   ------------------------------------------
                                     Total
                                  Investment in              Mortgage
                                     Local      Amount of  Balances of
Local Limited                       Limited     Investment  Local Limited        Building and    Accumulated
Partnership Name   Location       Partnership  Paid to Date Partnerships  Land   Improvements    Depreciation     Net Book Value
------------------------------------------------------------------------------------------------------------------------------------
Wills Point     Wills Point,      124,000       124,000      617,000      26,000     741,000       240,000                   527,000
Manor, L.P.     Texas

Windmere        Lexington,        291,000       291,000    1,460,000     123,000   1,744,000       542,000                 1,325,000
Associates      Virginia
Limited
Partnership

Woodlands       Mount Pleasant,   239,000       239,000    1,228,000      46,000   1,495,000       481,000                 1,060,000
Apartments,     Texas
L.P.

Woodview        Chillicothe,
Limited         Illinois          269,000       269,000    1,172,000      33,000   1,639,000       624,000                 1,048,000
Partnership     and Glassford,                ---------    ---------  ----------  ----------   -----------               -----------
                Illinois      $10,862,000   $10,862,000  $48,030,000 $ 4,244,000 $62,356,000  $ 24,089,000    $           42,511,000
                           ==============   ===========  =========== =========== ===========   ===========           ===============

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                                  ----------------------------------------------------------------------------------
                                                                        For the year ended December 31, 2005
                                                  ----------------------------------------------------------------------------------
Local Limited                                                                                                  Estimated Useful Life
Partnership Name                          Rental Income    Net Income/(loss)  Year Investment Acquired  Status        (Years)
------------------------------------------------------------------------------------------------------------------------------------
Beaumont Elderly Housing, L.P.              $144,000              $5,000                1995           Completed                  45

Brownfield Seniors Community, Ltd.           129,000              (6,000)               1994           Completed                  40

Buffalo Apartments, Ltd.                      93,000               1,000                1995           Completed                  35

Cambridge Court Associates                   161,000             (30,000)               1992           Completed                  35
Limited Partnership

Candleridge Apartments of                    124,000             (21,000)               1992           Completed                27.5
Bondurant L.P.

Candleridge Apartments                       139,000              (1,000)               1992           Completed                27.5
of Waukee L.P.

Carlinville Associates I, L.P.                64,000             (12,000)               1994           Completed                  30

Cherokee Housing, Ltd.                        79,000              (8,000)               1993           Completed                  40

Chester Associates  I, a                      92,000             (22,000)               1992           Completed                27.5
Limited Partnership

Clinton Terrace Apartments, Ltd.              92,000              (2,000)               1993           Completed                  40

Coffeeville Housing, Ltd.                     72,000              (6,000)               1993           Completed                  40

Coosa County Housing, Ltd.                    76,000              (5,000)               1992           Completed                  40

Crockett Manor, Ltd.                         164,000              (4,000)               1994           Completed                  40

Crockett Manor Senior                        146,000              (2,000)               1993           Completed                  50
Citizens Complex, Ltd.

Delta Manor, L.P.                            162,000             (54,000)               1993           Completed                27.5

Eupora Apartments, L.P.                      123,000             (23,000)               1992           Completed                  40

Fairview Village V,                           73,000              (7,000)               1992           Completed                  40
Limited Partnership

Fox Lake Manor                                36,000             (16,000)               1994           Completed                27.5
Limited Partnership

Ft. Deposit Housing, Ltd.                     96,000              (2,000)               1992           Completed                  40

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                                  ----------------------------------------------------------------------------------
                                                                        For the year ended December 31, 2005
                                                  ----------------------------------------------------------------------------------
Local Limited                                                                                                  Estimated Useful Life
Partnership Name                          Rental Income    Net Income/(loss)  Year Investment Acquired  Status        (Years)
------------------------------------------------------------------------------------------------------------------------------------
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

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                                  ----------------------------------------------------------------------------------
                                                                        For the year ended December 31, 2005
                                                  ----------------------------------------------------------------------------------
Local Limited                                                                                                  Estimated Useful Life
Partnership Name                          Rental Income    Net Income/(loss)  Year Investment Acquired  Status        (Years)
------------------------------------------------------------------------------------------------------------------------------------
Steeleville Associates I, a Limited Partnership   58,000         (12,000)           1992              Completed                 27.5

Tanglewood Limited Partnership                   115,000         (32,000)           1992              Completed                 27.5

Village Lane Properties, a Limited Partnership   182,000         (32,000)           1993              Completed                   25

Whitted Forest Limited Partnership               176,000         (50,000)           1993              Completed                   40

Wilcam Housing, Ltd.                              75,000         (10,000)           1993              Completed                   40

Wills Point Manor, L.P.                           89,000         (12,000)           1992              Completed                   40

Windmere Associates Limited Partnership          186,000         (24,000)           1992              Completed                   35

Woodlands Apartments, L.P.                       172,000         (19,000)           1992              Completed                   40

Woodview Limited Partnership                     188,000         (28,000)           1992              Completed                   40
                                              ----------     -----------
                                              $7,651,000     $(1,010,000)
                                              ==========    =============

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                   ----------------------------------------------------   ------------------------------------------
                                             As of March 31, 2005                                  As of December 31, 2004
---------------------------------------------------------------------------------------   ------------------------------------------
                                     Total
                                  Investment in              Mortgage
                                     Local      Amount of  Balances of
Local Limited                       Limited     Investment  Local Limited  Building and     Accumulated
Partnership Name   Location       Partnership  Paid to Date Partnerships    Improvements    Depreciation              Net Book Value
------------------------------------------------------------------------------------------------------------------------------------
Beaumont Elderly    Beaumont,       $ 229,000     $ 229,000   $  916,000  $ 1,310,000          $ 320,000                   $ 990,000
Housing, L.P.       Mississippi

Brownfield Seniors  Brownfield,       147,000       147,000      678,000      845,000            218,000                     627,000
Community, Ltd.     Texas

Buffalo Apartments, Buffalo,           91,000        91,000      398,000      611,000            179,000                     432,000
Ltd.                Texas

Cambridge Court    Grottoes,          254,000       254,000    1,295,000    1,652,000            520,000                   1,132,000
Associates Limited Virginia
Partnership

Candleridge        Bondurant,          99,000        99,000      581,000      832,000            350,000                     482,000
Apartments of      Iowa
Bondurant L.P.

Candleridge        Waukee,            101,000       101,000      635,000      873,000            331,000                     542,000
Apartments         Iowa
of Waukee L.P.

Carlinville        Carlinville,       105,000       105,000      492,000      561,000            218,000                     343,000
Associates I,      Illinois
L.P.

Cherokee Housing,  Cedar Bluff,       110,000       110,000      610,000      756,000            251,000                     505,000
Ltd.               Alabama

Chester Associates Chester,           159,000       159,000      681,000    1,022,000            432,000                     590,000
I, a Limited       Illinois
Partnership

Clinton Terrace    Albany,            138,000       138,000      752,000      930,000            317,000                     613,000
Apartments, Ltd.   Kentucky

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                   ----------------------------------------------------   ------------------------------------------
                                             As of March 31, 2005                                  As of December 31, 2004
---------------------------------------------------------------------------------------   ------------------------------------------
                                     Total
                                  Investment in              Mortgage
                                     Local      Amount of  Balances of
Local Limited                       Limited     Investment  Local Limited  Building and     Accumulated
Partnership Name   Location       Partnership  Paid to Date Partnerships    Improvements    Depreciation              Net Book Value
------------------------------------------------------------------------------------------------------------------------------------
Coffeeville          Coffeeville,    103,000     103,000       532,000         663,000            234,000                 429,000
Housing, Ltd.        Alabama

Coosa County         Rockford,       103,000     103,000       546,000         693,000            239,000                 454,000
Housing, Ltd.        Alabama

Crockett Manor,      Crockett,       184,000     184,000       864,000       1,194,000            336,000                 858,000
Ltd.                 Texas

Crockett Manor       Crockett,       203,000     203,000     1,004,000       1,354,000            325,000               1,029,000
Senior Citizens      Texas
Complex, Ltd.

Delta Manor, L.P.    Techula,        227,000     227,000     1,217,000       1,564,000            700,000                 864,000
                     Mississippi

Eupora Apartments,   Eupora,         138,000     138,000     1,186,000       1,422,000            439,000                 983,000
L.P.                Mississippi

Fairview Village V,  Carroll,        119,000     119,000       576,000         807,000            274,000                 533,000
Limited Partnership  Iowa

Fox Lake Manor       Fox Lake,        84,000      84,000       365,000         395,000            169,000                 226,000
Limited Partnership  Wisconsin

Ft. Deposit Housing, Fort Deposit,   127,000     127,000       692,000         867,000            302,000                 565,000
Ltd.                 Alabama

Gulf Coast           Gulfport,       320,000     320,000     1,384,000       1,923,000            778,000               1,145,000
Apartments,          Mississippi
L.P.

Gulf Coast           Long Beach,     315,000     315,000     1,401,000       1,938,000            770,000               1,168,000
Apartments of        Mississippi
Long Beach, L.P.

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                  -----------------------------------------------------   ------------------------------------------
                                             As of March 31, 2005                                  As of December 31, 2004
---------------------------------------------------------------------------------------   ------------------------------------------
                                     Total
                                  Investment in              Mortgage
                                     Local      Amount of  Balances of
Local Limited                       Limited     Investment  Local Limited  Building and     Accumulated
Partnership Name   Location       Partnership  Paid to Date Partnerships    Improvements    Depreciation              Net Book Value
------------------------------------------------------------------------------------------------------------------------------------
Heritage Colonial  Blackshear,        115,000      115,000      514,000        752,000          222,000                 530,000
Homes, L.P.        Georgia

HOI Limited        Benson,             269,000     269,000    1,117,000       1,705,000         559,000               1,146,000
Partnership        North
of Benson          Carolina

HOI Limited        Dallas,             366,000     366,000    1,657,000       2,292,000         802,000               1,490,000
Partnership        North
of Dallas          Carolina

HOI Limited        Dunn, North         170,000     170,000      795,000       1,106,000         399,000                 707,000
Partnership        Carolina
of Dunn

HOI Limited        Kings Mountain,     262,000     262,000    1,193,000       1,644,000         568,000               1,076,000
Partnership        North Carolina
of Kings Mt.

HOI Limited        Sanford,            419,000     419,000    1,917,000       2,653,000         855,000               1,798,000
Partnership        North Carolina
of Lee

HOI Limited         Sanford,           277,000     277,000    1,167,000       1,754,000         572,000               1,182,000
Partnership         North Carolina
of Sanford

HOI Limited         Selma,             271,000     271,000    1,117,000       1,772,000         622,000               1,150,000
Partnership         North Carolina
of Selma

Killbuck Limited    Killbuck,          151,000     151,000      737,000         937,000         413,000                 524,000
Partnership         Ohio

Lake Ridge          Tiptonville,       317,000     317,000    1,438,000       1,882,000         720,000               1,162,000
Apartments, L.P.    Tennessee

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                       ----------------------------------------------------------------   ------------------------------------------
                                             As of March 31, 2005                                  As of December 31, 2004
---------------------------------------------------------------------------------------   ------------------------------------------
                                     Total
                                  Investment in              Mortgage
                                     Local      Amount of  Balances of
Local Limited                       Limited     Investment  Local Limited  Building and     Accumulated
Partnership Name   Location       Partnership  Paid to Date Partnerships    Improvements    Depreciation              Net Book Value
------------------------------------------------------------------------------------------------------------------------------------
Levelland Manor, L.P. Levelland,       175,000     175,000      891,000       1,127,000         326,000                 801,000
                      Texas

Logan Park Associates Caldwell,        571,000     571,000    2,241,000       3,049,000       1,061,000               1,988,000
Limited Partnership   Idaho

Meadow Run Associates Gordonsville,    302,000     302,000    1,472,000       1,856,000         527,000               1,329,000
Limited Partnership   Virginia

Oakdale Senior        Oakdale,         919,000     919,000    2,821,000       4,673,000       1,633,000               3,040,000
Housing Limited       California
Partnership

Orange Beach          Orange Beach,    208,000     208,000    1,070,000       1,386,000         397,000                 989,000
Housing, Ltd.         Alabama

Parks I Limited       Chatham,         253,000     253,000    1,220,000       1,600,000         517,000               1,083,000
Partnership           Virginia

Post Manor, L.P.      Post, Texas      122,000     122,000      622,000         738,000         209,000                 529,000

Red Bud Associates    Red Bud,         135,000     135,000      589,000         952,000         382,000                 570,000
I, a Limited          Illinois
Partnership

Steeleville           Steeleville,     110,000     110,000      530,000         738,000         304,000                 434,000
Associates I,         Illinois
a Limited
Partnership

Tanglewood            Frankfurt,       212,000     212,000    1,049,000       1,327,000         590,000                 737,000
Limited               Ohio
Partnership

Village Lane          Farmington,      168,000     168,000      871,000         984,000         420,000                 564,000
Properties,           Arkansas
a Limited
Partnership

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                       ----------------------------------------------------------------   ------------------------------------------
                                             As of March 31, 2005                                  As of December 31, 2004
---------------------------------------------------------------------------------------   ------------------------------------------
                                     Total
                                  Investment in              Mortgage
                                     Local      Amount of  Balances of
Local Limited                       Limited     Investment  Local Limited  Building and     Accumulated
Partnership Name   Location       Partnership  Paid to Date Partnerships    Improvements    Depreciation              Net Book Value
------------------------------------------------------------------------------------------------------------------------------------
Whitted Forest        Hillsborough      685,000     685,000     931,000       2,033,000         485,000               1,548,000
Limited Partnership   North Carolina

Wilcam Housing, Ltd.  Camden, Alabama   106,000     106,000     611,000         765,000         247,000                 518,000

Wills Point Manor,    Wills Point,      124,000     124,000     619,000         767,000         222,000                 545,000
L.P.                  Texas

Windmere Associates   Lexington,        291,000     291,000   1,465,000       1,865,000         500,000               1,365,000
Limited Partnership   Virginia

Woodlands Apartments, Mount Pleasant,   239,000     239,000   1,234,000       1,541,000         442,000               1,099,000
L.P.                  Texas

Woodview Limited      Chillicothe,      269,000     269,000   1,177,000       1,651,000         567,000               1,084,000
Partnership           Illinois  and    --------    --------   ---------     -----------        --------              ----------
                      Glassford,
                      Illinois
                                    $10,862,000 $10,862,000  $47,870,000    $65,761,000      $22,263,000            $43,498,000
                                   ============ ===========  ===========    ===========      ===========            ===========

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                                  ----------------------------------------------------------------------------------
                                                                        For the year ended December 31, 2004
                                                  ----------------------------------------------------------------------------------
Local Limited                                                                                                  Estimated Useful Life
Partnership Name                          Rental Income    Net Income/(loss)  Year Investment Acquired  Status        (Years)
------------------------------------------------------------------------------------------------------------------------------------
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

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                                  ----------------------------------------------------------------------------------
                                                                        For the year ended December 31, 2004
                                                  ----------------------------------------------------------------------------------
Local Limited                                                                                                  Estimated Useful Life
Partnership Name                          Rental Income    Net Income/(loss)  Year Investment Acquired  Status        (Years)
------------------------------------------------------------------------------------------------------------------------------------
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

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                                  ----------------------------------------------------------------------------------
                                                                        For the year ended December 31, 2004
                                                  ----------------------------------------------------------------------------------
Local Limited                                                                                                  Estimated Useful Life
Partnership Name                          Rental Income    Net Income/(loss)  Year Investment Acquired  Status        (Years)
------------------------------------------------------------------------------------------------------------------------------------
Steeleville Associates I, a Limited Partnership  59,000                 (11,000)            1992         Completed              27.5

Tanglewood Limited Partnership                  116,000                 (30,000)            1992         Completed              27.5

Village Lane Properties, a Limited Partnership  178,000                 (33,000)            1993         Completed                25

Whitted Forest Limited Partnership              188,000                 (42,000)            1993         Completed                40

Wilcam Housing, Ltd.                             80,000                 (18,000)            1993         Completed                40

Wills Point Manor, L.P.                          89,000                 (18,000)            1992         Completed                40

Windmere Associates Limited Partnership         178,000                 (39,000)            1992         Completed                35

Woodlands Apartments, L.P.                      171,000                 (11,000)            1992         Completed                40

Woodview Limited Partnership                    187,000                 (22,000)            1992         Completed                40
                                         --------------           --------------
                                          $   7,314,000    $         (1,127,000)
                                         ==============         ================

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

Date:    September 13, 2007

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

Date:    September 13, 2007




By:      /s/ Thomas J. Riha
         ------------------
         Thomas J. Riha,
         Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc. (Chief financial officer and principal accounting officer)


Date:   September 13, 2007




By:      /s/ Wilfred N. Cooper, Sr.
         --------------------------
         Wilfred N. Cooper, Sr.,
         Chairman of the Board of WNC & Associates, Inc.

Date:   September 13, 2007




By:      /s/ Kay L. Cooper
         -----------------
         Kay L. Cooper
         Director of WNC & Associates, Inc.

Date:   September 13, 2007