Form 10-Q
period 2007-06-30
WNC HOUSING TAX CREDIT FUND III L P
filed 2007-11-14
CIK 875278

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2007

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from            to
                                           ------------  ------------

                         Commission file number: 0-21494


                      WNC HOUSING TAX CREDIT FUND III, L.P.

                 California                       33-0463432
                (State or other jurisdiction of  (I.R.S. Employer
               incorporation or organization)    Identification No.)



                     17782 Sky Park Circle, Irvine, CA 92614
                   ( Address of principle executive offices )

                                 (714) 662-5565
                              ( Telephone Number )

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    Accelerated filer    Non-accelerated filer  X
                       ----                 ----                      ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes       No   X
   -------  ------

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                  For the Quarterly Period Ended June 30, 2007


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

       Balance Sheets
         As of June 30, 2007 and March 31, 2007................................3

       Statements of Operations
         For the Three Months Ended June 30, 2007 and 2006.....................4

       Statement of Partners' Deficit
         For the Three Months Ended June 30, 2007 .............................5

       Statements of Cash Flows
         For the Three Months Ended June 30, 2007 and 2006.....................6

       Notes to Financial Statements...........................................7


     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................14

     Item 3. Quantitative and Qualitative Disclosures about Market Risk.......15

     Item 4. Controls and Procedures..........................................15

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

     Item 5. Other Information................................................16

     Item 6. Exhibits.........................................................16

     Signatures...............................................................17

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                  (Unaudited)

                                                                                    June 30, 2007               March 31, 2007
                                                                               -----------------------     -------------------------
ASSETS
Cash and cash equivalents                                                     $               154,309      $                149,077
Investments in Local Limited Partnerships, net (Note 2)                                        19,651                        20,384
                                                                               -----------------------     -------------------------
       Total Assets                                                           $               173,960      $                169,461
                                                                               =======================     =========================
LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to
     General Partner and affiliates (Note 3)                                  $             3,543,900      $              3,475,587

Partners' deficit:

  General Partner                                                                             (74,221)                      (73,583)
  Limited Partners (15,000 Partnership Units authorized; 15,000 Partnership
    Units issued and outstanding)                                                          (3,295,719)                   (3,232,543)
                                                                               -----------------------     -------------------------
      Total partners' deficit                                                              (3,369,940)                   (3,306,126)
                                                                               -----------------------     -------------------------
      Total Liabilities and  Partner's Deficit                                $               173,960      $                169,461
                                                                               =======================     =========================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2007 and 2006
                                   (unaudited)

                                                                              2007                                    2006
                                                                          Three Months                             Three Months
                                                                 --------------------------------          -------------------------
Reporting fee income                                           $                           3,293         $                        -
Distribution income                                                                       10,551                             14,703
                                                                 --------------------------------          -------------------------
   Total income                                                $                          13,844         $                   14,703
                                                                 --------------------------------          -------------------------
Operating expenses:
  Amortization (Note 2)                                                                       85                                 85
  Asset management fees (Note 3)                                                          74,866                             74,866
  Legal and accounting                                                                         -                                234
  Other                                                                                    2,197                                630
                                                                 --------------------------------          -------------------------
   Total operating expenses                                                               77,148                             75,815
                                                                 --------------------------------          -------------------------
Loss from operations                                                                     (63,304)                           (61,112)

Equity in losses of Local Limited
  Partnerships (Note 2)                                                                     (648)                              (245)

Interest income                                                                              138                                185
                                                                 --------------------------------          -------------------------
Net loss                                                       $                         (63,814)        $                  (61,172)
                                                                 ================================          =========================
Net loss allocated to:
  General Partner                                              $                            (638)        $                     (612)
                                                                 ================================          =========================
  Limited Partners                                             $                         (63,176)        $                  (60,560)
                                                                 ================================          =========================
Net loss per Partnership Unit                                  $                              (4)        $                       (4)
                                                                 ================================          =========================
Outstanding weighted Partnership Units                                                    15,000                             15,000
                                                                 ================================          =========================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                    For the Three Months Ended June 30, 2007
                                  (Unaudited)

                                                                              General              Limited
                                                                              Partner              Partners               Total
                                                                        -----------------     -----------------      ---------------
Partners' deficit at March 31, 2007                                   $          (73,583)    $       (3,232,543)   $     (3,306,126)

Net loss                                                                            (638)               (63,176)            (63,814)
                                                                        -----------------     ------------------     ---------------
Partners' deficit at June 30, 2007                                    $          (74,221)    $       (3,295,719)   $     (3,369,940)
                                                                        =================     ==================     ===============

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2007 and 2006
                                   (Unaudited)

                                                                                          2007                       2006
                                                                                   -------------------       -------------------
Cash flows from operating activities:
  Net loss                                                                       $            (63,814)      $            (61,172)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
        Amortization                                                                               85                         85
        Equity in losses of Local Limited Partnerships                                            648                        245
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                                      68,313                     68,854
                                                                                   --------------------       --------------------
Net cash provided by operating activities                                                       5,232                      8,012
                                                                                   --------------------       --------------------
Net increase in cash and cash equivalents                                                       5,232                      8,012

Cash and cash equivalents, beginning of period                                                149,077                    156,158
                                                                                   --------------------       --------------------
Cash and cash equivalents, end of period                                         $            154,309       $            164,170
                                                                                   ====================       ====================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                                    $                  -       $                  -
                                                                                   ====================       ====================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2007
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2007.

Organization
------------

WNC Housing Tax Credit Fund III, L.P. (the "Partnership"), a California Limited Partnership, was formed on May 10, 1991 under the laws of the State of California. The Partnership was formed to invest primarily in other limited partnerships or limited liability companies ("Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complexes") that are eligible for Federal low-income housing tax credits ("Low Income Housing Tax Credits"). The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes.

The general partner of the Partnership is WNC Tax Credit Partners, L.P. (the "General Partner"). WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper Sr. are the general partners of the WNC Tax Credit Partners, L.P. The chairman and president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates as the General Partner and the Partnership have no employees of their own.

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

The proceeds from the disposition of any of the Local Limited Partnership properties will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the Partnership. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partners would then be entitled to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partners.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2007
                                   (Unaudited)

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2007
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through October 31, 2008, if the Partnership were to experience a working capital deficiency.

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

Exit Strategy
-------------

The IRS Compliance Period for Low Income Housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer syndicated investments using the Low Income Housing Tax Credits. The initial programs are completing their compliance periods.

With that in mind, the Partnership is continuing to review the Housing Complexes, with special emphasis on the more mature properties such as any that have satisfied the IRS compliance requirements. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complex, and the tax consequences to the Limited Partners from the sale of the Housing Complex.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. As of June 30, 2007, no Housing Complexes had completed the 15 year compliance period. As of June 30, 2007, no Housing Complexes have been selected for disposition. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2007.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2007
                                   (Unaudited)

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

"Equity in losses of Local Limited Partnerships" for each period ended June 30, 2007 and 2006 have been recorded by the Partnership based on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in investments in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the local General Partners and their guarantees against credit recapture.

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment that has reached zero is recognized as distribution income.

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

The Partnership considers all highly liquid investments with original maturities

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2007
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

of three months or less when purchased to be cash equivalents. As of June 30, 2007 and March 31, 2007, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At June 30, 2007, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

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

Amortization
------------

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for the three months ended June 30, 2007 and 2006 was $85, respectively.


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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                                       For the Three
                                                                                        Months Ended             For the Year Ended
                                                                                        June 30, 2007              March 31, 2007
                                                                                  -------------------------     --------------------
      Investments per balance sheet, beginning of period                          $                 20,384      $            23,717
      Equity in losses of Local Limited Partnerships                                                  (648)                  (2,993)
      Amortization of capitalized acquisition fees and costs                                           (85)                    (340)
                                                                                  -------------------------     --------------------
      Investments per balance sheet, end of period                                $                 19,651      $            20,384
                                                                                  =========================     ====================

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2007
                                   (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

                                                                                              For the Three          For the Year
                                                                                              Months Ended           Ended March
                                                                                              June 30,2007             31, 2007
                                                                                            -------------------  -------------------
Investments in Local Limited Partnerships, net                                          $              14,251    $            14,899
Acquisition fees and costs, net of accumulated amortization of $1,412,023 and
$1,411,938                                                                                              5,400                  5,485
                                                                                            -------------------  -------------------
Investments per balance sheet, end of period                                            $              19,651    $            20,384
                                                                                            ===================  ===================

Selected financial information for the three months ended June 30, 2007 and 2006 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                                              2007                       2006
                                                                                    ------------------------     -------------------
           Revenues                                                               $               2,047,000      $        1,956,000
                                                                                    ------------------------     -------------------
           Expenses:
             Operating expenses                                                                   1,412,000               1,334,000
             Interest expense                                                                       423,000                 411,000
             Depreciation and amortization                                                          467,000                 463,000
                                                                                    ------------------------     -------------------
           Total expenses                                                                         2,302,000               2,208,000
                                                                                    ------------------------     -------------------
           Net loss                                                               $                (255,000)     $         (252,000)
                                                                                    ========================     ===================
           Net loss allocable to the Partnership                                  $                (252,000)     $         (250,000)
                                                                                    ========================     ===================
           Net loss recorded by the Partnership                                   $                  (1,000)     $                -
                                                                                    ========================     ===================

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

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2007
                                   (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Acquisition fees of up to 9% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,350,000. Accumulated amortization of these capitalized costs was $1,344,600 and $1,344,515 as of June 30, 2007 and March 31, 2007, respectively.

(b) Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.5% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $67,423, which have been included in investments in Local Limited Partnerships. Accumulated amortization was $67,423 as of June 30, 2007 and March 31, 2007.

(c) Annual asset management fee. An annual asset management fee equal to 0.5% of the invested assets of the Local Limited Partnerships. Invested Assets means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Apartment Complexes owned by such Local Limited Partnerships. Fees of $74,866 were incurred during each of three months ended June 30, 2007 and 2006. The Partnership paid the General Partner or its affiliates $8,750 and $6,875 of those fees during the three months ended June 30, 2007 and 2006, respectively.

(d) Subordinated disposition fee. A subordinated disposition fee is earned in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 16% through December 31, 2002 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fees were earned for the periods presented.

(e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements were approximately $0 and $0 during the three months ended June 30, 2007 and 2006, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                                                            June 30, 2007                         March 31, 2007
                                                                    -----------------------------            -----------------------
   Expenses paid by the General Partner and/or its affiliates
   on behalf of the Partnership                                  $                          6,924          $                  4,727
   Accrued Asset management fee payable                                                 3,536,976                         3,470,860
                                                                    ------------------------------           -----------------------
                                                                 $                      3,543,900          $              3,475,587
                                                                    ==============================           =======================

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2007 and 2006, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2007 consisted primarily of $154,000 in cash and $20,000 in investments in Local Limited Partnerships. Liabilities at June 30, 2007 consisted primarily of $3,544,000 of accrued annual management fees and advances paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006. The Partnership's net loss for the three months ended June 30, 2007 was $(64,000), reflecting an increase of $3,000 from the net loss of $(61,000) for the three months ended June 30, 2006. The increase in net loss was primarily due to an increase of $(2,000) in other operating expenses. In addition, there was a decrease of $(1,000) in operating income which was due to a $(4,000) decrease in distribution income, offset by a $3,000 increase in reporting fee income.

Liquidity and Capital Resources

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006. Net cash provided during the three months ended June 30, 2007 was $5,000, compared to net cash provided during the three months ended June 30, 2006 of $8,000, reflecting a change of $(3,000). This change was primarily due to a decrease in net cash increase provided by operating activities.

During the three months ended June 30, 2007, accrued asset management fees payable and advances due to the General Partner increased by $68,000. The General Partner does not anticipate that the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2007, to be sufficient to meet all currently foreseeable future cash requirements. This excludes amounts owed to Associates by the Partnership. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through October 31, 2008, if the Partnership were to experience a working capital deficiency.

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

          Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Date: November 14, 2007




By:  /s/ Thomas J. Riha
     ------------------
     Thomas J. Riha
     Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 14, 2007