Form 10-Q
period 2007-09-30
WNC HOUSING TAX CREDIT FUND III L P
filed 2008-02-01
CIK 875278

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2007

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from            to
                                           ------------  -----------

                         Commission file number: 0-21494


                      WNC HOUSING TAX CREDIT FUND III, L.P.

                 California                        33-0463432
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

Yes            No     X
   ------------  ------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes            No      X
   ------------  ------------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     Accelerated filer    Non-accelerated filer  X
                       ----                 ----                     -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No    X
   -------  --------

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                For the Quarterly Period Ended September 30, 2007

PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements

      Balance Sheets
        As of September 30, 2007 and March 31, 2007............................3

      Statements of Operations
        For the Three Months and Six Months Ended September 30, 2007 and 2006..4

      Statement of Partners' Deficit
        For the Six Months Ended September 30, 2007 ...........................5

      Statements of Cash Flows
        For the Six Months Ended September 30, 2007 and 2006...................6

      Notes to Financial Statements............................................7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................14

     Item 3. Quantitative and Qualitative Disclosures about Market Risk.......15

     Item 4.  Controls and Procedures.........................................15
PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................16

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....16

     Item 3.  Defaults Upon Senior Securities.................................16

     Item 4.  Submission of Matters to a Vote of Security Holders.............16

     Item 5.  Other Information...............................................16

     Item 6. Exhibits.........................................................16

     Signatures...............................................................17

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                   (unaudited)

                                                                                 September 30, 2007              March 31, 2007
                                                                             --------------------------    -------------------------
ASSETS
Cash and cash equivalents                                                   $                  145,769     $                149,077
Investments in Local Limited Partnerships, net (Note 2)                                         18,919                       20,384
                                                                             --------------------------    -------------------------
       Total Assets                                                         $                  164,688     $                169,461
                                                                             ==========================    =========================
LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to
     General Partner and affiliates (Note 3)                                $                3,622,455     $              3,475,587

Partners' deficit:
  General Partner                                                                              (75,099)                     (73,583)
  Limited Partners (15,000 Partnership Units authorized; 15,000 Partnership
    Units issued and outstanding)                                                           (3,382,668)                  (3,232,543)
                                                                             --------------------------    -------------------------
      Total partners' deficit                                                               (3,457,767)                  (3,306,126)
                                                                             --------------------------    -------------------------
      Total Liabilities and  Partners' Deficit                              $                  164,688     $                169,461
                                                                             ==========================    =========================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

      For the Three Months and Six Months Ended September 30, 2007 and 2006
                                   (unaudited)

                                                    2007                                                2006
                                --------------------------------------------   -------------------------------------------------
                                     Three Months           Six Months              Three Months                 Six Months
                                --------------------   ---------------------   ----------------------     ----------------------
Reporting fees                 $                -                     3,293     $                  -                           -
Distribution income                         7,053                    17,604                    6,476                      21,179
                                --------------------   ---------------------   ----------------------     -----------------------
                                            7,053                    20,897                    6,476                      21,179
                                --------------------   ---------------------   ----------------------     -----------------------
Operating expenses:
  Amortization (Note 2)                        85                       170                       85                         170
  Asset management fees (Note 3)           74,866                   149,732                   74,866                     149,732
  Legal and accounting                     19,218                    19,218                   16,687                      16,921
  Other                                       145                     2,342                    2,066                       2,696
                                --------------------   ---------------------   ----------------------     -----------------------
    Total operating expenses               94,314                   171,462                   93,704                     169,519
                                --------------------   ---------------------   ----------------------     -----------------------
Loss from operations                      (87,261)                 (150,565)                 (87,228)                   (148,340)

Equity in losses of Local
 Limited Partnerships (Note 2)               (647)                   (1,295)                    (246)                       (491)

Interest income                                81                       219                      182                         367
                                --------------------   ---------------------   ----------------------     -----------------------
Net loss                       $          (87,827)                 (151,641)    $            (87,292)                   (148,464)
                                ====================   =====================   ======================     =======================
Net loss allocated to:
  General Partner              $             (878)                   (1,516)    $               (873)                     (1,485)
                                ====================   =====================   ======================     =======================
  Limited Partners             $          (86,949)                 (150,125)    $            (86,419)                   (146,979)
                                ====================   =====================   ======================     =======================
Net loss per Partnership Unit  $               (6)                      (10)    $                 (6)                        (10)
                                ====================   =====================   ======================     =======================
Outstanding weighted Partnership
  Units                                    15,000                    15,000                   15,000                      15,000
                                ====================   =====================   ======================     =======================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                   For the Six Months Ended September 30, 2007
                                   (unaudited)

                                                                      General                  Limited
                                                                      Partner                  Partners                Total
                                                               ---------------------    ---------------------    -------------------
Partners' deficit at March 31, 2007                          $             (73,583)     $          (3,232,543)  $        (3,306,126)

Net loss                                                                    (1,516)                  (150,125)             (151,641)
                                                               ---------------------    ---------------------    -------------------
Partners' deficit at September 30, 2007                      $             (75,099)     $          (3,382,668)  $        (3,457,767)
                                                               =====================    =====================    ===================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2007 and 2006
                                   (unaudited)

                                                                                             2007                       2006
                                                                                     --------------------       --------------------
Cash flows from operating activities:
  Net loss                                                                          $           (151,641)      $           (148,464)
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
        Amortization                                                                                 170                        170
        Equity in losses of Local Limited Partnerships                                             1,295                        491
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                                        146,868                    150,023
                                                                                     --------------------       --------------------
Net cash provided by (used in) operating activities                                               (3,308)                      2,220
                                                                                     --------------------       --------------------
Cash flows from investing activities:
    Distributions received from Local Limited Partnerships                                             -                        200
                                                                                     --------------------       --------------------
Net increase (decrease) in cash and cash equivalents                                              (3,308)                      2,420

Cash and cash equivalents, beginning of period                                                   149,077                    156,158
                                                                                     --------------------       --------------------

Cash and cash equivalents, end of period                                            $            145,769       $            158,578
                                                                                     ====================       ====================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                                       $                 -       $                  -
                                                                                     ====================       ====================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended September 30, 2007
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2007.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2007
                                   (unaudited)

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2007
                                   (unaudited)

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. As of September 30, 2007, no Housing Complexes had completed the 15 year compliance period. As of September 30, 2007, no Housing Complexes have been selected for disposition. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2007.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2007
                                   (unaudited)

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

"Equity in losses of Local Limited Partnerships" for each period ended September 30, 2007 and 2006 have been recorded by the Partnership based on six months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in investments in Local Limited Partnerships, plus the risk of recapture of Low Income Housing Tax Credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the local General Partners and their guarantees against Low Income Housing Tax Credits recapture.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2007 and March 31, 2007, the Partnership had no cash equivalents.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2007
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Concentration of Credit Risk
----------------------------

At September 30, 2007, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

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

Amortization
------------

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for the three and six months ended September 30, 2007 and 2006 was $85, $170, $85 and $170, respectively.

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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                                  For the Six                      For the
                                                                                  Months Ended                     Year Ended
                                                                               September 30, 2007                March 31, 2007
                                                                         ----------------------------        -----------------------
      Investments per balance sheet, beginning of period                 $                    20,384        $                23,717
      Equity in losses of Local Limited Partnerships                                          (1,295)                        (2,993)
      Amortization of capitalized acquisition fees and costs                                    (170)                          (340)
                                                                         -----------------------------       -----------------------
      Investments per balance sheet, end of period                       $                    18,919        $                20,384
                                                                         =============================       =======================

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2007
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

                                                                                      For the Six Months Ended   For the Year Ended
                                                                                         September 30, 2007        March 31, 2007
                                                                                     ------------------------   --------------------
Investments in Local Limited Partnerships, net                                      $                13,605    $             14,900
Acquisition fees and costs, net of accumulated amortization of $1,412,108 and
$1,411,938                                                                                            5,314                   5,484
                                                                                     ------------------------   --------------------
Investments per balance sheet, end of period                                        $                18,919    $             20,384
                                                                                     ========================   ====================

Selected financial information for the six months ended September 30, 2007 and 2006 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                                       2007                          2006
                                                                            --------------------------     ------------------------
           Revenues                                                         $               4,094,000     $               3,912,000
                                                                            --------------------------     ------------------------
           Expenses:
             Operating expenses                                                             2,824,000                     2,668,000
             Interest expense                                                                 846,000                       822,000
             Depreciation and amortization                                                    934,000                       927,000
                                                                            --------------------------     ------------------------
           Total expenses                                                                   4,604,000                     4,417,000
                                                                            --------------------------     ------------------------
           Net loss                                                         $                (510,000)                     (505,000)
                                                                            ==========================     ========================
           Net loss allocable to the Partnership                            $                (504,000)    $                (500,000)
                                                                            ==========================     ========================
           Net loss recorded by the Partnership                             $                  (1,000)    $                       -
                                                                            ==========================     ========================

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

                     WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2007
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

     (a) Acquisition fees of up to 9% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,350,000. Accumulated amortization of these capitalized costs was $1,344,685 and $1,344,515 as of September 30, 2007 and March 31, 2007,
          respectively.

     (b) Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.5% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $67,423, which have been included in investments in Local Limited Partnerships. Accumulated amortization was $67,423 as of September 30, 2007 and March 31, 2007.

     (c) Annual asset management fee. An annual asset management fee equal to 0.5% of the invested assets of the Local Limited Partnerships. Invested Assets means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Apartment Complexes owned by such Local Limited Partnerships. Fees of $149,732 were incurred during each of six months ended September 30, 2007 and 2006. The Partnership paid the General Partner or its affiliates $17,500 and $13,750 of those fees during the six months ended September 30, 2007 and 2006, respectively.

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

     (e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements were approximately $6,924 and $5,575 during the six months ended September 30, 2007 and 2006, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                                                          September 30, 2007                     March 31, 2007
                                                                    -----------------------------           ------------------------
   Expenses  paid  by  the  General   Partner   and/or  its
   affiliates on behalf of the Partnership                       $                         19,363         $                   4,727
   Accrued asset management fee payable                                                 3,603,092                         3,470,860
                                                                    ------------------------------           -----------------------
                                                                 $                      3,622,455         $               3,475,587
                                                                    ==============================           =======================

The General Partners and/or its affiliates do not anticipate that the accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

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

The following discussion and analysis compares the results of operations for the six months ended September 30, 2007 and 2006, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2007 consisted primarily of $146,000 in cash and $19,000 in investments in the forty-eight Local Limited Partnerships. Liabilities at September 30, 2007 consisted primarily of $3,622,000 of accrued annual management fees and advances paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006. The Partnership's net loss for the three months ended September 30, 2007 was $(88,000), reflecting an increase of $(1,000) from the net loss for the three months ended September 30, 2007 of $(87,000). This increase was primarily due to an increase of $(1000) in total operating expenses for the three months ended September 30, 2007

Six Months Ended September 30, 2007 Compared to Six Months Ended September 30, 2006. The Partnership's net loss for the six months ended September 30, 2007 was $(152,000), reflecting an increase of $(3,000) from the net loss for the six months ended September 30, 2006 of $(149,000). This increase was primarily due to an increase of $(2,000) in total operating expenses and an increase of $(1,000) in equity in losses of Local Limited Partnerships for the six months ended September 30, 2007. The increase in operating expenses was primarily due to a $2,000 increase in legal and accounting expenses.

Liquidity and Capital Resources

Six Months Ended September 30, 2007 Compared to Six Months Ended September 30, 2006. Net cash used during the six months ended September 30, 2007 was $(3,000), compared to net cash provided during the six months ended September 30, 2006 of $2,000, reflecting a change of $(5,000). This change was primarily due to an increase of $(1,000) in equity in losses of Local Limited Partnerships and a decrease of $4,000 in accrued asset management fee for the six months ended September 30, 2007 as compared to the six months ended September 30, 2006.

During the six months ended September 30, 2007, accrued asset management fees payable and advances due to the General Partner increased by $147,000. The General Partner does not anticipate that the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at September 30, 2007, to be sufficient to meet all currently foreseeable future cash requirements. This excludes amounts owed to Associates by the Partnership. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through October 31, 2008, if the Partnership were to experience a working capital deficiency.

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

          Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Date:January 28, 2008





By:  /s/ Thomas J. Riha
     ------------------
    Thomas J. Riha
    Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: January 28, 2008