Form 10-Q
period 2007-12-31
WNC HOUSING TAX CREDIT FUND III L P
filed 2008-05-15
CIK 875278

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended December 31, 2007

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

Yes ___No _X__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___ Accelerated filer___

Non-accelerated filer___X__ Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___No _X__

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                For the Quarterly Period Ended December 31, 2007





PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

        Balance Sheets
         As of December 31, 2007 and March 31, 2007............................3

        Statements of Operations
              For the Three Months and Nine Months Ended December 31, 2007
               and 2006........................................................4

        Statement of Partners' Deficit
         For the Nine Months Ended December 31, 2007 ..........................5

        Statements of Cash Flows
         For the Nine Months Ended December 31, 2007 and 2006..................6

           Notes to Financial Statements.......................................7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................14

     Item 3. Quantitative and Qualitative Disclosures about Market Risk.......15

     Item 4.  Controls and Procedures.........................................15

     Item 4T.  Controls and Procedures........................................15

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

     Item 5.  Other Information...............................................16

     Item 6. Exhibits.........................................................16

     Signatures...............................................................17

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                   (unaudited)


                                                                     December 31, 2007             March 31, 2007
                                                                   -----------------------        ------------------
ASSETS

Cash                                                               $             126,748          $       149,077
Investments in Local Limited Partnerships, net (Note 2)                           18,186                   20,384
                                                                   -----------------------        ------------------

       Total Assets                                                $             144,934          $       169,461
                                                                   =======================        ==================


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to
     General Partner and affiliates (Note 3)                       $           3,703,923          $     3,475,587


Partners' deficit:
  General Partner                                                                (76,112)                 (73,583)
  Limited Partners (15,000 Partnership Units authorized;
    15,000 Partnership Units issued and outstanding)                          (3,482,877)              (3,232,543)
                                                                   -----------------------        ------------------

      Total Partners' Deficit                                                 (3,558,989)              (3,306,126)
                                                                   -----------------------        ------------------

      Total Liabilities and  Partners' Deficit                     $             144,934          $       169,461
                                                                   =======================        ==================

                 See accompanying notes to financial statements
                                        3

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

      For the Three Months and Nine Months Ended December 31, 2007 and 2006
                                   (unaudited)


                                                          2007                                        2006
                                       -------------------------------------------    -------------------------------------
                                         Three Months             Nine Months          Three Months         Nine Months
                                       ------------------      -------------------    ----------------    -----------------
Reporting fees                         $             859                    4,152                   -                    -
Distribution income                                    -       $           17,604     $             -     $         21,179
                                       ------------------      -------------------    ----------------    -----------------

   Total operating income                            859                   21,756                   -               21,179
                                       ------------------      -------------------    ----------------    -----------------

Operating expenses:
  Amortization (Note 2)                               85                      255                  85                  255
  Asset management fees (Note 3)                  74,866                  224,598              74,866              224,598
  Legal and accounting fees                       25,070                   44,288                 109               17,030
  Other                                            1,416                    3,758                 924                3,620
                                       ------------------      -------------------    ----------------    -----------------

    Total operating expenses                     101,437                  272,899              75,984              245,503
                                       ------------------      -------------------    ----------------    -----------------

Loss from operations                            (100,578)                (251,143)            (75,984)            (224,324)

Equity in losses of Local
 Limited Partnerships (Note 2)                      (648)                  (1,943)               (246)                (737)

Interest income                                        4                      223                 176                  543
                                       ------------------      -------------------    ----------------    -----------------

Net loss                               $        (101,222)      $         (252,863)    $       (76,054)   $        (224,518)
                                       ==================      ===================    ================    =================

Net loss allocated to:
  General Partner                      $          (1,012)      $           (2,529)    $          (761)   $          (2,245)
                                       ==================      ===================    ================    =================

  Limited Partners                     $        (100,210)      $         (250,334)    $       (75,293)   $        (222,273)
                                       ==================      ===================    ================    =================


Net loss per Partnership Units         $              (7)      $              (17)    $            (5)   $             (15)
                                       ==================      ===================    ================    =================

Outstanding weighted Partnership
  Units                                           15,000                   15,000              15,000               15,000
                                       ==================      ===================    ================    =================

                 See accompanying notes to financial statements
                                        4

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                   For the Nine Months Ended December 31, 2007
                                   (unaudited)


                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------
Partners' deficit at March 31, 2007                    $     (73,583)       $   (3,232,543)       $     (3,306,126)

Net loss                                                      (2,529)             (250,334)               (252,863)
                                                       ---------------      ----------------      ------------------


Partners' deficit at December 31, 2007                 $     (76,112)       $   (3,482,877)       $     (3,558,989)
                                                       ===============      ================      ==================

                   See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2007 and 2006
                                   (unaudited)


                                                                             2007                 2006
                                                                        --------------      ---------------
Cash flows from operating activities:
  Net loss                                                              $   (252,863)       $    (224,518)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                             255                  255
        Equity in losses of Local Limited Partnerships                         1,943                  737
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                    228,336              197,966
                                                                        --------------      ---------------

Net cash used in operating activities                                        (22,329)             (25,560)
                                                                        --------------      ---------------

Cash flows from investing activities:
    Distributions received from Local Limited Partnerships                         -                  200
                                                                        --------------      ---------------

Net decrease in cash                                                         (22,329)             (25,360)

Cash, beginning of period                                                    149,077              156,158
                                                                        --------------      ---------------

Cash, end of period                                                     $    126,748        $     130,798
                                                                        ==============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                           $          -        $           -
                                                                        ==============      ===============

                 See accompanying notes to financial statements
                                       6

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended December 31, 2007
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
General
-------
The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2007.

Organization
------------
WNC Housing Tax Credit Fund III, L.P. (the "Partnership"), a California limited partnership, was formed on May 10, 1991 under the laws of the State of California. The Partnership was formed to acquire limited partnership interests in other limited partnerships ("Local Limited Partnerships") which owns multi-family housing complexes ("Housing Complexes") that are eligible for Federal low-income housing tax credits ("Low Income Housing Tax Credits"). The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership (the "Local Limited Partnership Agreement").

The general partner of the Partnership is WNC Tax Credit Partners, L.P. (the "General Partner"). The general partners of the General Partner are WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper Sr. The chairman and president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partner, as the Partnership have no employees of its own.

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

The Partnership Agreement authorized the sale of 15,000 units of limited partnership interest ("Partnership Units") at $1,000 per Partnership Unit. The offering of Partnership Units concluded on September 30, 1993, at which time 15,000 Partnership Units representing subscriptions in the amount of $15,000,000 had been accepted. The General Partner has 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the "Limited Partners") will be allocated the remaining 99% of these items in proportion to their respective investments.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2007
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
---------------------------------------------------------------
Risks and Uncertainties
-----------------------
An investment in the Partnership and the Partnership's investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership's investments. Some of those risks include the following:

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended December 31, 2007
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
---------------------------------------------------------------
All of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated a significant amount of Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Tax Credit compliance period, risks exist for potential recapture of prior Low Income Housing Tax Credits.

No trading market for the Units exists or is expected to develop. Limited Partners may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through April 30, 2009.

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

Exit Strategy
-------------
The IRS Compliance Period for Low Income Housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments using the Low Income Housing Tax Credits. The initial programs are completing their compliance periods. As of December 31, 2007 non of the Local Limited Partnerships had completed the 15 year compliance period.

With that in mind, the Partnership is continuing to review the Housing Complexes, with special emphasis on the more mature Housing Complexes such as any that have satisfied the IRS compliance requirements. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. As of December 31, 2007, no Housing Complexes had completed the 15 year compliance period. As of December 31, 2007, no Housing Complexes have been selected for disposition. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2007.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended December 31, 2007
                                   (unaudited)

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

"Equity in losses of Local Limited Partnerships" for the periods ended December 31, 2007 and 2006 have been recorded by the Partnership based on nine months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment is accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnerships balance in investments in Local Limited Partnerships, plus the risk of recapture of Low Income Housing Tax Credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the local General Partners and their guarantees against Low Income Housing Tax Credits recapture.

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment that has reached zero is recognized as distribution income. As of December 31, 2007 forty-seven investment accounts in Local Limited Partnerships had reached a zero balance.

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

Cash and Cash Equivalents
-------------------------
The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. For all periods presented, the Partnership had no cash equivalents.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended December 31, 2007
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Concentration of Credit Risk
----------------------------
At December 31, 2007,  the  Partnership  maintained  cash  balances at a certain
financial   institution  in  excess  of  the  federally  insured  maximum.   The
Partnership believes it is not exposed to any significant financial risk on cash.

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

Amortization
------------

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for the three and nine months ended December 31, 2007 and 2006 was $85, $255, $85 and $255, respectively.


Impairment
----------
A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total of the remaining Low Income Housing Tax Credits allocate to the Partnership and the estimated residual value to the Partnership. There was no impairment loss for nine months ended December 31, 2007 or 2006, respectivlely.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended December 31, 2007
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------
The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                   For the Nine              For the Year
                                                                   Months Ended                  Ended
                                                                December 31, 2007           March 31, 2007
                                                              -----------------------      ------------------
     Investments per balance sheet, beginning of period        $             20,384        $         23,717
     Equity in losses of Local Limited Partnerships                          (1,943)                 (2,993)
     Amortization of capitalized acquisition fees and
     costs                                                                     (255)                   (340)
                                                               ---------------------      ------------------
     Investments per balance sheet, end of period              $             18,186        $         20,384
                                                               =====================      ==================


                                                                             For the Nine             For the Year
                                                                             Months Ended                Ended
                                                                          December 31, 2007           March 31, 2007
                                                                       -----------------------     --------------------
Investments in Local Limited Partnerships, net                         $               12,957      $            14,900
Acquisition fees and costs, net of accumulated amortization of
$1,412,193 and $1,411,938                                                               5,229                    5,484
                                                                       -----------------------     --------------------
Investments per balance sheet, end of period                           $               18,186      $            20,384
                                                                       =======================     ====================


Selected financial information for the nine months ended December 31, 2007 and 2006 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested as follows:


                                COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                                       2007                      2006
                                                               ----------------------      ------------------
        Revenues                                               $           6,140,000       $       5,867,000
                                                               ----------------------      ------------------
        Expenses:
          Operating expenses                                               4,236,000               4,002,000
          Interest expense                                                 1,269,000               1,233,000
          Depreciation and amortization                                    1,401,000               1,390,000
                                                               ----------------------      ------------------
        Total expenses                                                     6,906,000               6,625,000
                                                               ----------------------      ------------------

        Net loss                                               $            (766,000)               (758,000)
                                                               ======================      ==================

        Net loss allocable to the Partnership                  $            (757,000)      $        (750,000)
                                                               ======================      ==================
        Net loss recorded by the Partnership                   $              (2,000)      $          (1,000)
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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended December 31, 2007
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a) Acquisition fees of up to 9% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,350,000. Accumulated amortization of these capitalized costs was $1,344,770 and $1,344,515 as of December 31, 2007 and March 31, 2007, respectively.

(b) Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.5% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $67,423, which have been included in investments in Local Limited Partnerships. Accumulated amortization was $67,423 as of December 31, 2007 and March 31, 2007.

(c) Annual asset management fee. An annual asset management fee equal to 0.5% of the invested assets of the Local Limited Partnerships. Invested Assets means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Apartment Complexes owned by such Local Limited Partnerships. Fees of $224,598 were incurred during each of nine months ended December 31, 2007 and 2006. The Partnership paid the General Partner or its affiliates $17,500 and $22,500 of those fees during the nine months ended December 31, 2007 and 2006, respectively.

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

(e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $26,808 and $24,781 during the nine months ended December 31, 2007 and 2006, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                                        December 31, 2007              March 31, 2007
   Expenses  paid  by  the  General  Partner
   and/or  its  affiliates  on behalf of the
   Partnership                                      $              25,965          $            4,727
   Accrued asset management fee payable                         3,677,958                   3,470,860
                                                    ----------------------         -------------------

                                                    $           3,703,923          $        3,475,587
                                                    ======================         ===================


The General Partners and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2007 and 2006, and should be read in
conjunction   with  the  condensed   consolidated   financial   statements   and
accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2007 consisted primarily of $127,000 in cash and aggregate investments in the forty-eight Local Limited Partnerships of $18,000. Liabilities at December 31, 2007 consisted primarily of $3,703,000 of accrued annual management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006. The Partnership's net loss for the three months ended December 31, 2007 was $(101,000), reflecting an increase of $(25,000) from the net loss for the three months ended December 31, 2006 of $(76,000). This increase was primarily due to an increase of $(25,000) in legal and accounting fees. The increase was due to the Partnership paying for additional accounting work that was required to file annual reports in accordance with the Public Company Accounting Oversight Board.

Nine Months Ended December 31, 2007 Compared to Nine Months Ended December 31, 2006. The Partnership's net loss for the nine months ended December 31, 2007 was $(253,000), reflecting an increase of $(28,000) from the net loss for the nine months ended December 31, 2006 of $(225,000). It was primarily due to an increase of $(27,000) in loss from operations for the nine months ended December 31, 2007. The increase was due to the $(27,000) increase in legal and accounting fees. The increase was due to the Partnership paying for additional accounting work that was required to file annual reports in accordance with the Public Company Accounting Oversight Board. There was no net change in total operating income although the reporting fees increased by $4,000 while the distribution income decreased by the same amount. The changes are due to the fact that Local Limited Partnerships pay distributions and reporting fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

Liquidity and Capital Resources

Nine Months Ended December 31, 2007 Compared to Nine Months Ended December 31, 2006. Net cash used during the nine months ended December 31, 2007 was $(22,000), compared to net cash used during the nine months ended December 31, 2006 of ($25,000), reflecting a change of $3,000. This change was due to a decrease of $3,000 in cash paid for the nine months ended December 31, 2007 to the General Partner for reimbursement of operating expenses and accrued asset management fees. During the nine months ended December 31, 2007 the Partnership paid the General Partner or an affiliate $27,000 and $18,000 for reimbursement of operating expenses and accrued asset management fees, respectively compared to $25,000 and $23,000, respectively as compared to $25,000 and $23,000 for the nine months ended December 31, 2007, respectively.

During the nine months ended December 31, 2007, accrued asset management fees payable and advances due to the General Partner increased by $228,000. The General Partner does not anticipate that the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

The Partnership currently has insufficient working capital to fund its operations. WNC and Associates, Inc., the general partner of the General Partner of the Partnership, has agreed to provide advances sufficient enough to fund the operations and working capital requirements of the Partnership through April 30, 2009.

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

          Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 4T.  Controls and Procedures

          This annual report does not include an attestation report of the Partnership's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation work to be performed by the Partnership's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management's report in this annual report.

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

Date: May 15, 2008





By:  /s/ Thomas J. Riha
-----------------------

Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: May 15, 2008