Form 10-K
period 2008-03-31
WNC HOUSING TAX CREDIT FUND III L P
filed 2009-08-13
CIK 875278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    (Mark One)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                        For the year ended March 31, 2008

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes [ ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ ]   No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]   No [X]

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

                                      NONE

PART I.

ITEM 1.  BUSINESS

ORGANIZATION

WNC Housing Tax Credit Fund III, L.P. (the "Partnership") is a California Limited Partnership formed under the laws of the State of California on May 10, 1991. The Partnership was formed to acquire limited partnership interests in other limited partnerships ("Local Limited Partnerships") which own multi-family housing complexes ("Housing Complexes") that are eligible for Federal low income housing tax credits ("Low Income Housing Tax Credits"). The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the "Local Limited Partnership Agreement").

The general partner of the Partnership is WNC Tax Credit Partners, L.P. (the "General Partner"). WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper, Sr. are the general partners of WNC Tax Credit Partners, L.P. The chairman and president of Associates owns all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

Pursuant to a registration statement filed with the Securities and Exchange Commission, on April 27, 1990, the Partnership commenced a public offering of 15,000 units of limited partnership interest ("Partnership Units") at a price of $1,000 per Partnership Unit. As of the close of the public offering on September 30, 1993, a total of 15,000 Partnership Units representing $15,000,000 had been sold. Holders of Partnership Units are referred to herein as "Limited Partners".

The Partnership shall continue in full force and effect until December 31, 2050 unless terminated prior to that date pursuant to the Partnership Agreement (as defined below) or law.

DESCRIPTION OF BUSINESS

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Tax Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a Housing Complex which will qualify for the Low Income Housing Tax Credits. In general, under Section 42 of the Internal Revenue Code, an owner of low income housing can receive the Low Income Housing Tax Credits to be used to reduce Federal taxes otherwise due in each year of a ten-year credit period. Each Housing Complex is subject to a 15 year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, dated May 10, 1991 (the "Partnership Agreement"), will be accomplished promptly at the end of the Compliance Period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the Local General Partner will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Tax Credits.

The Partnership originally invested in forty-eight Local Limited Partnerships, none of which have been sold or otherwise disposed of as of March 31, 2008. Each of these Local Limited Partnerships owns one Housing Complex that was eligible for the Federal Low Income Housing Tax Credit, except for one Local Limited Partnership which owns three such Housing Complexes. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

EXIT STRATEGY

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their Compliance Periods.

The following table reflects the 15-year compliance period of the forty-eight Housing Complexes:

                  EXPIRATION DATE FOR 15-YEAR COMPLIANCE PERIOD

            LOCAL LIMITED
           PARTNERSHIP NAME                              15-YEAR EXPIRATION DATE
--------------------------------------------------------------------------------

Beaumont Elderly Housing, L.P.                                              2010
Brownfield Seniors Community, Ltd.                                          2010
Buffalo Apartments, Ltd.                                                    2008
Cambridge Court Associates Limited Partnership                              2008
Candleridge Apartments of Bondurant L.P.                                    2008
Candleridge Apartments of Waukee L.P.                                       2008
Carlinville Associates I, L.P.                                              2008
Cherokee Housing, Ltd.                                                      2008
Chester Associates  I, a Limited Partnership                                2008
Clinton Terrace Apartments, Ltd.                                            2008
Coffeeville Housing, Ltd.                                                   2009
Coosa County Housing, Ltd.                                                  2008
Crockett Manor, Ltd.                                                        2008
Crockett Manor Senior Citizens Complex, Ltd.                                2008
Delta Manor, L.P.                                                           2007
Eupora Apartments, L.P.                                                     2008
Fairview Village V, Limited Partnership                                     2008
Fox Lake Manor Limited Partnership                                          2008
Ft. Deposit Housing, Ltd.                                                   2008
Gulf Coast Apartments, L.P.                                                 2008
Gulf Coast Apartments of Long Beach, L.P.                                   2008
Heritage Colonial Homes, L.P.                                               2009
HOI Limited Partnership of Benson                                           2009
HOI Limited Partnership of Dallas                                           2008
HOI Limited Partnership of Dunn                                             2009
HOI Limited Partnership of Kings Mt.                                        2008
HOI Limited Partnership of Lee                                              2009
HOI Limited Partnership of Sanford                                          2009
HOI Limited Partnership of Selma                                            2009
Killbuck Limited Partnership                                                2008
Lake Ridge Apartments, L.P.                                                 2009
Levelland Manor, L.P.                                                       2008
Logan Park Associates Limited Partnership                                   2008
Meadow Run Associates Limited Partnership                                   2009
Oakdale Senior Housing Limited Partnership                                  2008
Orange Beach Housing, Ltd.                                                  2010

                  EXPIRATION DATE FOR 15-YEAR COMPLIANCE PERIOD

            LOCAL LIMITED
           PARTNERSHIP NAME                              15-YEAR EXPIRATION DATE
--------------------------------------------------------------------------------

Parks I Limited Partnership                                                 2008
Post Manor, L.P.                                                            2007
Red Bud Associates I, a Limited Partnership                                 2008
Steeleville Associates I, a Limited Partnership                             2008
Tanglewood Limited Partnership                                              2008
Village Lane Properties, a Limited Partnership                              2008
Whitted Forest Limited Partnership                                          2010
Wilcam Housing, Ltd.                                                        2010
Wills Point Manor, L.P.                                                     2007
Windmere Associates Limited Partnership                                     2009
Woodlands Apartments, L.P.                                                  2008
Woodview Limited Partnership                                                2008

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2008.

Subsequent to March 31, 2008, the Partnership sold its Limited Partnership interests in Carlinville Associate I, L.P. ("Carlinville"). Carlinville was appraised with a value of $514,000 and the outstanding mortgage debt was $483,978. The Limited Partnership interest was sold in December 2008 to the Local General Partner. The 15-year compliance period expired in 2008 therefore there will be no recapture of Low Income Housing Tax Credits. The Partnership received $30,022, for its Limited Partnership interests in this Local Limited Partnership, which was the difference between the appraised value and the outstanding debt of the property. The $30,022 is being kept in the Partnerships reserves to pay the costs incurred related to both dispositions and other operating expenses of the Partnership.

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

         a. RISKS ARISING FROM THE INTERNAL REVENUE CODE RULES GOVERNING LOW INCOME HOUSING TAX CREDITS

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

         b. RISKS RELATED TO INVESTMENT IN LOCAL LIMITED PARTNERSHIPS AND HOUSING COMPLEXES

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

         FLUCTUATING ECONOMIC CONDITIONS CAN REDUCE THE VALUE OF REAL ESTATE. The Partnership's principal business objective is providing its Limited Partners with low income housing tax credits, not the generation of gains from the appreciation of real estate held by the Local Limited Partnerships. In its financial statements, the Partnership has carried its investments in Local Limited Partnerships at values reflecting the sum of the total amount of the remaining future low income housing tax credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership of its interests in the Local Limited Partnerships.

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

         c. TAX RISKS OTHER THAN THOSE RELATING TO TAX CREDITS

         In addition to the risks pertaining specifically to Low Income Housing Tax Credits, there are other Federal income tax risks. Additional Federal income tax risks associated with the ownership of Partnership Units and the operations of the Partnership and the Local Limited Partnerships include, but are not limited to, the following:

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

If the IRS were successful in any such contention, the anticipated Low Income Housing Tax Credits and losses of the Partnership would be reduced, perhaps substantially.

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

         NEW ADMINISTRATIVE OR JUDICIAL INTERPRETATIONS OF THE LAW MIGHT REDUCE THE VALUE OF LOW INCOME HOUSING TAX CREDITS. Many of the provisions of the Internal Revenue Code related to low income housing and real estate investments have not been interpreted by the IRS in regulations, rulings or public announcements, or by the courts. In the future, these provisions may be interpreted or clarified by the IRS or the courts in a manner adverse to the Partnership or the Local Limited Partnerships. The IRS constantly reviews the Federal tax rules, and can revise its interpretations of established concepts. Any such revisions could reduce or eliminate tax benefits associated with an investment in the Partnership.

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

         d. RISKS RELATED TO THE PARTNERSHIP AND THE PARTNERSHIP AGREEMENT

         THE PARTNERSHIP MAY BE UNABLE TO TIMELY PROVIDE FINANCIAL REPORTS TO THE LIMITED PARTNERS WHICH WOULD ADVERSELY AFFECT THEIR ABILITY TO MONITOR PARTNERSHIP OPERATIONS. Historically, the Partnership has been unable to timely file and provide investors with all of its required periodic reports. In some instances, the delay has been substantial. Each Local General Partner is required to retain independent public accountants and to report financial information to the Partnership in a timely manner. There cannot be any assurance that the Local General Partners will satisfy these obligations. If not, the Partnership would be unable to provide to the Limited Partners in a timely manner its financial statements and other reports. That would impact the Limited Partners' ability to monitor Partnership operations. The Partnership's failure to meet its filing requirements under the Securities Exchange Act of 1934 could reduce the liquidity for the Partnership Units due to the unavailability of public information concerning the Partnership. The failure to file could also result in sanctions imposed by the SEC. Any defense mounted by the Partnership in the face of such sanctions could entail legal and other fees, which would diminish cash reserves.

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

         PAYMENT OF FEES TO THE GENERAL PARTNER AND ITS AFFILIATES REDUCES CASH AVAILABLE FOR INVESTMENT IN LOCAL LIMITED PARTNERSHIPS. The General Partner and it affiliates perform many services for the Partnership. They are paid fees for these services, which reduce the amount of the cash available for investment in Local Limited Partnerships. Accordingly, an investor investing directly in a Housing Complex would have a greater amount available for investment than an investor investing in Housing Complexes through the Partnership.

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

         THE INTERESTS OF LIMITED PARTNERS MAY CONFLICT WITH THE INTERESTS OF THE GENERAL PARTNER AND ITS AFFILIATES. The General Partner and its affiliates are committed to the management of more than 100 other limited partnerships that have investments similar to those of the Partnership. The General Partner and its affiliates receive substantial compensation from the Partnership. The General Partner decides how the Partnership's investments in Housing Complexes are managed, and when the investments will be sold. The General Partner may face a conflict in these circumstances because the General Partner's share of fees and cash distributions from the transaction may be more or less than their expected share of fees if a Housing Complex was not sold. The result of these conflicts could be that a Series may make investments which are less desirable, or on terms which are less favorable, to the Series than might otherwise be the case. The Partnership has not developed any formal process for resolving conflicts of interest. However, the General Partner is subject to a fiduciary duty to exercise good faith and integrity in handling the affairs of the Partnership, and that duty will govern its actions in all such matters. Furthermore, the manner in which the Partnership can operate and sell investments is subject to substantial restrictions as outlined in the Partnership Agreement.

         Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates.

         The Partnership's accrued payables consist primarily of the asset management fees payable to the General Partner. These accrued payables increased by approximately $272,000, $277,000, and $265,000 for the years ended March 31, 2008, 2007 and 2006, respectively. The Partnership's future contractual cash obligations consist solely of its obligations to pay future annual asset management fees. These will equal approximately $296,000 per year through the termination of the Partnership, which must occur no later than December 31, 2050. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the

General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

         Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2010.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the forty-eight Housing Complexes for which the Partnership had ownership during the year, as of the dates or for the periods indicated:

                                                                    --------------------------
                                                                       AS OF MARCH 31, 2008
                                                                    --------------------------
                                                                    PARTNERSHIP'S
                                                                       TOTAL                             ESTIMATED
                                                                     INVESTMENT                          AGGREGATE      MORTGAGE
                                                                      IN LOCAL     AMOUNT OF    NUMBER   LOW INCOME    BALANCES OF
  LOCAL LIMITED                                 GENERAL PARTNER        LIMITED     INVESTMENT    OF     HOUSING TAX   LOCAL LIMITED
PARTNERSHIP NAME          LOCATION                  NAME            PARTNERSHIPS  PAID TO DATE  UNITS   CREDITS (1)    PARTNERSHIP
-----------------------------------------------------------------------------------------------------------------------------------

Beaumont Elderly       Beaumont,             Donald W. Sowell        $   229,000  $    229,000      30  $    462,000  $     905,000
Housing, L.P.          Mississippi

Brownfield Seniors     Brownfield, Texas     Winston Sullivan            147,000       147,000      24       292,000        693,000
Community, Ltd.

Buffalo Apartments,    Buffalo, Texas        Donald W. Sowell             91,000        91,000      24       177,000        385,000
Ltd.

Cambridge Court        Grottoes, Virginia    The Humphrey                254,000       254,000      39       557,000      1,268,000
Associates Limited                           Companies
Partnership

Candleridge            Bondurant, Iowa       Eric A. Sheldahl             99,000        99,000      23       222,000        564,000
Apartments of
Bondurant L.P.

Candleridge            Waukee, Iowa          Eric A. Sheldahl            101,000       101,000      23       227,000        619,000
Apartments of Waukee
L.P.

Carlinville            Carlinville,          Kenneth M. Vitor            105,000       105,000      20       208,000        484,000
Associates I, L.P.     Illinois
(2)

Cherokee Housing,      Cedar Bluff, Alabama  Thomas H. Cooksey           110,000       110,000      19       272,000        601,000
Ltd.                                         and Apartment
                                             Developers, Inc.

Chester Associates     Chester, Illinois     Kenneth M. Vitor            159,000       159,000      24       358,000        671,000
I, a Limited
Partnership


                                                                    --------------------------
                                                                       AS OF MARCH 31, 2008
                                                                    --------------------------
                                                                    PARTNERSHIP'S
                                                                       TOTAL                             ESTIMATED
                                                                     INVESTMENT                          AGGREGATE      MORTGAGE
                                                                      IN LOCAL     AMOUNT OF    NUMBER   LOW INCOME    BALANCES OF
  LOCAL LIMITED                                 GENERAL PARTNER        LIMITED     INVESTMENT    OF     HOUSING TAX   LOCAL LIMITED
PARTNERSHIP NAME          LOCATION                  NAME            PARTNERSHIPS  PAID TO DATE  UNITS   CREDITS (1)    PARTNERSHIP
-----------------------------------------------------------------------------------------------------------------------------------

Clinton Terrace        Albany, Kentucky      Eddie C. Dalton             138,000       138,000      24       290,000        736,000
Apartments, Ltd.

Coffeeville Housing,   Coffeeville, Alabama  Thomas H. Cooksey           103,000       103,000      19       239,000        523,000
Ltd.                                         and Apartment
                                             Developers, Inc.

Coosa County Housing,  Rockford, Alabama     Thomas H. Cooksey           103,000       103,000      19       265,000        533,000
Ltd.                                         and Apartment
                                             Developers, Inc.

Crockett Manor, Ltd.   Crockett, Texas       Jean Johnson                184,000       184,000      40       383,000        835,000

Crockett Manor Senior  Crockett, Texas       Jean Johnson                203,000       203,000      36       446,000        988,000
Citizens Complex,
Ltd.

Delta Manor, L.P.      Techula, Mississippi  Glenn D. Miller             227,000       227,000      36       499,000      1,201,000

Eupora Apartments,     Eupora, Mississippi   Richard Tenhet and          138,000       138,000      36       310,000      1,169,000
L.P.                                         Geraldine Tenhet

Fairview Village V,    Carroll, Iowa         Kevin A. Bierl              119,000       119,000      20       273,000        561,000
Limited Partnership

Fox Lake Manor         Fox Lake, Wisconsin   William E.                   84,000        84,000      12       161,000        358,000
Limited Partnership                          Paschke, Jr. and
                                             Robert E. Campbell



                                                                    --------------------------
                                                                       AS OF MARCH 31, 2008
                                                                    --------------------------
                                                                    PARTNERSHIP'S
                                                                       TOTAL                             ESTIMATED
                                                                     INVESTMENT                          AGGREGATE      MORTGAGE
                                                                      IN LOCAL     AMOUNT OF    NUMBER   LOW INCOME    BALANCES OF
  LOCAL LIMITED                                 GENERAL PARTNER        LIMITED     INVESTMENT    OF     HOUSING TAX   LOCAL LIMITED
PARTNERSHIP NAME          LOCATION                  NAME            PARTNERSHIPS  PAID TO DATE  UNITS   CREDITS (1)    PARTNERSHIP
-----------------------------------------------------------------------------------------------------------------------------------

Ft. Deposit Housing    Fort Deposit,         Thomas H. Cooksey and       127,000       127,000      23       330,000        682,000
Ltd.                   Alabama               Apartment Developers,
                                             Inc.

Gulf Coast             Gulfport,             Philip Napier               320,000       320,000      60       698,000      1,333,000
Apartments, L.P.       Mississippi

Gulf Coast Apartments  Long Beach,           Philip Napier               315,000       315,000      60       685,000      1,355,000
of Long Beach, L.P.    Mississippi

Heritage Colonial      Blackshear, Georgia   Robert J. Deharder and      115,000       115,000      20       126,000        503,000
Homes, L.P.                                  Jacqueline F.
                                             McPhillips

HOI Limited            Benson, North         Housing Opportunities,      269,000       269,000      50       577,000      1,198,000
Partnership of Benson  Carolina              Inc.


HOI Limited            Dallas, North         Housing Opportunities,      366,000       366,000      60       787,000      1,611,000
Partnership of Dallas  Carolina              Inc.

HOI Limited            Dunn, North Carolina  Housing Opportunities,      170,000       170,000      34       366,000        770,000
Partnership of Dunn                          Inc.

HOI Limited            Kings Mountain,       Housing Opportunities,      262,000       262,000      46       563,000      1,156,000
Partnership of Kings   North Carolina        Inc.
Mt.

HOI Limited            Sanford, North        Housing Opportunities,      419,000       419,000      78       901,000      1,853,000
Partnership of Lee     Carolina              Inc.

HOI Limited            Sanford, North        Housing Opportunities,      277,000       277,000      50       594,000      1,641,000
Partnership of         Carolina              Inc.
Sanford



                                                                    --------------------------
                                                                       AS OF MARCH 31, 2008
                                                                    --------------------------
                                                                    PARTNERSHIP'S
                                                                       TOTAL                             ESTIMATED
                                                                     INVESTMENT                          AGGREGATE      MORTGAGE
                                                                      IN LOCAL     AMOUNT OF    NUMBER   LOW INCOME    BALANCES OF
  LOCAL LIMITED                                 GENERAL PARTNER        LIMITED     INVESTMENT    OF     HOUSING TAX   LOCAL LIMITED
PARTNERSHIP NAME          LOCATION                  NAME            PARTNERSHIPS  PAID TO DATE  UNITS   CREDITS (1)    PARTNERSHIP
-----------------------------------------------------------------------------------------------------------------------------------


HOI Limited            Selma,                Housing Opportunities,      271,000       271,000      58       582,000      1,277,000
Partnership of Selma   North Carolina        Inc.

Killbuck Limited       Killbuck,             Georg E. Maharg             151,000       151,000      24       338,000        726,000
Partnership            Ohio

Lake Ridge             Tiptonville,          Lewis Beasley, Jr. and      317,000       317,000      44       647,000      1,417,000
Apartments, L.P.       Tennessee             Carol Beasley

Levelland Manor, L.P.  Levelland, Texas      1600 Capital Company        175,000       175,000      36       393,000        878,000

Logan Park Associates  Caldwell, Idaho       Riley J. Hill               571,000       571,000      50     1,281,000      2,209,000
Limited Partnership

Meadow Run Associates  Gordonsville,         The Humphrey Companies      302,000       302,000      43       662,000      1,455,000
Limited Partnership    Virginia

Oakdale Senior         Oakdale, California   Oakdale Senior Housing      919,000       919,000      80     2,110,000      2,652,000
Housing Limited                              Corporation
Partnership

Orange Beach Housing,  Orange Beach,         Thomas H. Cooksey and       208,000       208,000      31       472,000      1,051,000
Ltd.                   Alabama               Apartment Developers,
                                             Inc.

Parks I Limited        Chatham, Virginia     Sallie B. Garst and         253,000       253,000      39       568,000      1,197,000
Partnership                                  Lillien S. Brown

Post Manor, L.P.       Post, Texas           1600 Capital Company        122,000       122,000      24       263,000        614,000

Red Bud Associates I,  Red Bud, Illinois     Kenneth M. Vitor            135,000       135,000      20       303,000        580,000
a Limited Partnership



                                                                    --------------------------
                                                                       AS OF MARCH 31, 2008
                                                                    --------------------------
                                                                    PARTNERSHIP'S
                                                                       TOTAL                             ESTIMATED
                                                                     INVESTMENT                          AGGREGATE      MORTGAGE
                                                                      IN LOCAL     AMOUNT OF    NUMBER   LOW INCOME    BALANCES OF
  LOCAL LIMITED                                 GENERAL PARTNER        LIMITED     INVESTMENT    OF     HOUSING TAX   LOCAL LIMITED
PARTNERSHIP NAME          LOCATION                  NAME            PARTNERSHIPS  PAID TO DATE  UNITS   CREDITS (1)    PARTNERSHIP
-----------------------------------------------------------------------------------------------------------------------------------

Steeleville            Steeleville,          Kenneth M. Vitor            110,000       110,000      16       247,000        523,000
Associates I, a        Illinois
Limited Partnership

Tanglewood Limited     Frankfurt, Ohio       Georg E. Maharg and         212,000       212,000      36       475,000      1,034,000
Partnership                                  Maharg Realty, Inc.

Village Lane           Farmington, Arkansas  ERC Properties, Inc.        168,000       168,000      36       370,000        855,000
Properties, a Limited
Partnership

Whitted Forest         Hillsborough, North   Hillsborough                685,000       685,000      35     1,572,000        863,000
Limited Partnership    Carolina              Affordable Housing
                                             Corporation

Wilcam Housing, Ltd.   Camden, Alabama       Thomas H. Cooksey and       106,000       106,000      19       299,000        603,000
                                             Apartment Developers,
                                             Inc.

Wills Point Manor,     Wills Point, Texas    1600 Capital Company        124,000       124,000      24       277,000        611,000
L.P.

Windmere Associates    Lexington, Virginia   The Humphrey Companies      291,000       291,000      38       539,000      1,448,000
Limited Partnership

Woodlands Apartments,  Mount Pleasant,       1600 Capital Company        239,000       239,000      48       537,000      1,216,000
L.P.                   Texas

Woodview Limited       Chillicothe,          Michael K. Moore            269,000       269,000      36       362,000      1,160,000
Partnership            Illinois and
                       Glassford, Illinois
                                                                     -----------  ------------  ------  ------------  -------------
                                                                     $10,862,000  $ 10,862,000   1,686  $ 23,565,000  $  47,565,000
                                                                     ===========  ============  ======  ============  =============

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

(2)  The Local Limited Partnership was identified for disposition and sold subsequent to March 31, 2008.


                                                               18

                                           ------------------------------------
                                           FOR THE YEAR ENDED DECEMBER 31, 2007
                                           ------------------------------------
                                                                      LOW INCOME
                                                                     HOUSING TAX
                                                                       CREDITS
        LOCAL LIMITED                        RENTAL     NET INCOME  ALLOCATED TO
       PARTNERSHIP NAME                      INCOME       (LOSS)     PARTNERSHIP
--------------------------------------------------------------------------------

Beaumont Elderly Housing, L.P.              $ 146,000    $  (3,000)          99%

Brownfield Seniors Community, Ltd.            124,000      (10,000)          99%

Buffalo Apartments, Ltd.                      101,000        1,000           99%

Cambridge Court Associates
Limited Partnership                           175,000       (6,000)          99%

Candleridge Apartments of
Bondurant L.P.                                127,000      (20,000)          99%

Candleridge Apartments of Waukee
L.P.                                          132,000        5,000           99%

Carlinville Associates I, L.P.                 85,000       (5,000)          99%

Cherokee Housing, Ltd.                         90,000       (8,000)          99%

Chester Associates  I, a Limited
Partnership                                    85,000      (34,000)          99%

Clinton Terrace Apartments, Ltd.              100,000       (9,000)          99%

Coffeeville Housing, Ltd.                      77,000       (8,000)          99%

Coosa County Housing, Ltd.                     87,000       (1,000)          99%

Crockett Manor, Ltd.                          179,000      (20,000)          99%

Crockett Manor Senior Citizens
Complex, Ltd.                                 149,000        6,000           99%

Delta Manor, L.P.                             195,000      (47,000)          99%

Eupora Apartments, L.P.                       133,000      (13,000)          99%

Fairview Village V, Limited
Partnership                                    85,000       (9,000)          99%

Fox Lake Manor Limited Partnership             33,000      (20,000)          99%

Ft. Deposit Housing, Ltd.                     102,000      (18,000)          99%

Gulf Coast Apartments, L.P.                   284,000       12,000           99%

Gulf Coast Apartments of Long
Beach, L.P.                                   277,000       32,000           99%

Heritage Colonial Homes, L.P.                 118,000      (22,000)          99%

                                           ------------------------------------
                                           FOR THE YEAR ENDED DECEMBER 31, 2007
                                           ------------------------------------
                                                                      LOW INCOME
                                                                     HOUSING TAX
                                                                       CREDITS
        LOCAL LIMITED                        RENTAL     NET INCOME  ALLOCATED TO
       PARTNERSHIP NAME                      INCOME       (LOSS)     PARTNERSHIP
--------------------------------------------------------------------------------

HOI Limited Partnership of Benson             247,000       (1,000)          99%

HOI Limited Partnership of Dallas             283,000      (16,000)          99%

HOI Limited Partnership of Dunn               159,000       (4,000)          99%

HOI Limited Partnership of Kings
Mt.                                           191,000      (17,000)          99%

HOI Limited Partnership of Lee                378,000      (43,000)          99%

HOI Limited Partnership of Sanford            294,000      (36,000)          99%

HOI Limited Partnership of Selma              294,000        2,000           99%

Killbuck Limited Partnership                   99,000      (17,000)          99%

Lake Ridge Apartments, L.P.                   206,000      (26,000)          99%

Levelland Manor, L.P.                         140,000      (10,000)          99%

Logan Park Associates Limited
Partnership                                   444,000      (21,000)          99%

Meadow Run Associates Limited
Partnership                                   194,000      (34,000)          99%

Oakdale Senior Housing Limited
Partnership                                   512,000      (74,000)          99%

Orange Beach Housing, Ltd.                    129,000      (41,000)          99%

Parks I Limited Partnership                   149,000      (32,000)          99%

Post Manor, L.P.                               87,000      (18,000)          99%

Red Bud Associates I, a Limited
Partnership                                    81,000      (19,000)          99%

Steeleville Associates I, a
Limited Partnership                            65,000      (17,000)          99%

Tanglewood Limited Partnership                130,000      (29,000)          99%

Village Lane Properties, a
Limited Partnership                           199,000      (24,000)          99%

Whitted Forest Limited Partnership            184,000      (49,000)          99%

                                           ------------------------------------
                                           FOR THE YEAR ENDED DECEMBER 31, 2007
                                           ------------------------------------
                                                                      LOW INCOME
                                                                     HOUSING TAX
                                                                       CREDITS
        LOCAL LIMITED                        RENTAL     NET INCOME  ALLOCATED TO
       PARTNERSHIP NAME                      INCOME       (LOSS)     PARTNERSHIP
--------------------------------------------------------------------------------

Wilcam Housing, Ltd.                           76,000      (20,000)          99%

Wills Point Manor, L.P.                        89,000      (11,000)          99%

Windmere Associates Limited
Partnership                                   195,000      (34,000)          99%

Woodlands Apartments, L.P.                    175,000      (28,000)          99%

Woodview Limited Partnership                  197,000        2,000           99%
                                           ----------   ----------

                                           $8,081,000   $ (814,000)
                                           ==========   ==========

                                                                                         OCCUPANCY RATES
                                                                       ------------------------------------------------
                                                                                        AS OF DECEMBER 31,
                                                                       ------------------------------------------------
    LOCAL LIMITED                              GENERAL PARTNER
   PARTNERSHIP NAME          LOCATION               NAME               2007       2006       2005       2004       2003
-----------------------------------------------------------------------------------------------------------------------

Beaumont Elderly       Beaumont, Mississippi  Donald W. Sowell
Housing, L.P.                                                           97%        97%        97%        90%        97%

Brownfield Seniors     Brownfield, Texas      Winston Sullivan
Community, Ltd.                                                        100%        92%        96%       100%       100%

Buffalo Apartments,    Buffalo, Texas         Donald W. Sowell
Ltd.                                                                    96%        96%        96%       100%        96%

Cambridge Court        Grottoes, Virginia     The Humphrey
Associates Limited                            Companies
Partnership                                                            100%       100%        97%        97%       100%

Candleridge            Bondurant, Iowa        Eric A. Sheldahl
Apartments of
Bondurant L.P.                                                         100%        96%       100%       100%       100%

Candleridge            Waukee, Iowa           Eric A. Sheldahl
Apartments of Waukee
L.P.                                                                   100%        96%       100%       100%        91%

Carlinville            Carlinville, Illinois  Kenneth M. Vitor
Associates I, L.P.                                                      85%        75%        85%        60%        75%

Cherokee Housing,      Cedar Bluff, Alabama   Thomas H. Cooksey
Ltd.                                          and Apartment
                                              Developers, Inc.          95%       100%       100%       100%       100%

Chester Associates     Chester, Illinois      Kenneth M. Vitor
I, a Limited
Partnership                                                             92%        88%        92%        96%        92%

Clinton Terrace        Albany, Kentucky       Eddie C. Dalton
Apartments, Ltd.                                                       100%       100%        96%        96%       100%

Coffeeville Housing,   Coffeeville, Alabama   Thomas H. Cooksey
Ltd.                                          and Apartment
                                              Developers, Inc.          84%        79%        95%        84%        89%


                                                                                         OCCUPANCY RATES
                                                                       ------------------------------------------------
                                                                                        AS OF DECEMBER 31,
                                                                       ------------------------------------------------
    LOCAL LIMITED                              GENERAL PARTNER
   PARTNERSHIP NAME          LOCATION               NAME               2007       2006       2005       2004       2003
-----------------------------------------------------------------------------------------------------------------------

Coosa County Housing,  Rockford, Alabama      Thomas H. Cooksey
Ltd.                                          and Apartment
                                              Developers, Inc.         100%       100%        95%       100%        95%

Crockett Manor, Ltd.   Crockett, Texas        Jean Johnson             100%       100%       100%        98%       100%

Crockett Manor Senior  Crockett, Texas        Jean Johnson
Citizens Complex,
Ltd.                                                                   100%       100%       100%       100%        94%

Delta Manor, L.P.      Techula, Mississippi   Glenn D. Miller           94%        94%        97%        97%        97%

Eupora Apartments,     Eupora, Mississippi    Richard Tenhet and
L.P.                                          Geraldine Tenhet         100%       100%       100%        97%       100%

Fairview Village V,    Carroll, Iowa          Kevin A. Bierl
Limited Partnership                                                    100%       100%       100%       100%        85%

Fox Lake Manor         Fox Lake, Wisconsin    William E.
Limited Partnership                           Paschke, Jr. and
                                              Robert E. Campbell        67%        67%        83%        67%        58%

Ft. Deposit Housing,   Fort Deposit,          Thomas H.
Ltd.                   Alabama                Cooksey and
                                              Apartment
                                              Developers, Inc.          83%        96%        96%        96%       100%


                                                                                         OCCUPANCY RATES
                                                                       ------------------------------------------------
                                                                                        AS OF DECEMBER 31,
                                                                       ------------------------------------------------
    LOCAL LIMITED                              GENERAL PARTNER
   PARTNERSHIP NAME          LOCATION               NAME               2007       2006       2005       2004       2003
-----------------------------------------------------------------------------------------------------------------------

Gulf Coast             Gulfport, Mississippi  Philip Napier
Apartments, L.P.                                                        92%       100%        90%        97%        90%

Gulf Coast Apartments  Long Beach,            Philip Napier
of Long Beach, L.P.    Mississippi                                      95%        98%        93%        95%        90%

Heritage Colonial      Blackshear, Georgia    Robert J. Deharder
Homes, L.P.                                   and Jacqueline F.
                                              McPhillips                90%        95%       100%        90%       100%

HOI Limited            Benson, North          Housing
Partnership of Benson  Carolina               Opportunities, Inc.       92%        94%        96%        96%        98%

HOI Limited            Dallas, North          Housing
Partnership of Dallas  Carolina               Opportunities, Inc.       95%       100%        97%       102%        97%

HOI Limited            Dunn, North Carolina   Housing
Partnership of Dunn                           Opportunities, Inc.      100%       100%        97%        97%       100%

HOI Limited            Kings Mountain,        Housing
Partnership of Kings   North Carolina         Opportunities, Inc.
Mt.                                                                     98%       100%       100%       100%       100%

HOI Limited            Sanford, North         Housing
Partnership of Lee     Carolina               Opportunities, Inc.       96%        97%        97%        97%        94%

HOI Limited            Sanford, North         Housing
Partnership of         Carolina               Opportunities, Inc.
Sanford                                                                 94%        96%       100%        92%        98%

HOI Limited            Selma, North Carolina  Housing
Partnership of Selma                          Opportunities, Inc.       97%        98%       100%        98%        95%


                                                                                         OCCUPANCY RATES
                                                                       ------------------------------------------------
                                                                                        AS OF DECEMBER 31,
                                                                       ------------------------------------------------
    LOCAL LIMITED                              GENERAL PARTNER
   PARTNERSHIP NAME          LOCATION               NAME               2007       2006       2005       2004       2003
-----------------------------------------------------------------------------------------------------------------------

Killbuck Limited       Killbuck,              Georg E. Maharg
Partnership            Ohio                                            100%       100%       100%       100%        92%

Lake Ridge             Tiptonville,           Lewis Beasley, Jr.
Apartments, L.P.       Tennessee              and Carol Beasley         95%        91%        82%        95%       100%

Levelland Manor, L.P.  Levelland, Texas       1600 Capital
                                              Company                   97%        97%        92%       100%       100%

Logan Park Associates  Caldwell, Idaho        Riley J. Hill
Limited Partnership                                                     92%        98%       100%       100%        98%

Meadow Run Associates  Gordonsville,          The Humphrey
Limited Partnership    Virginia               Companies                100%       100%       100%       100%        98%

Oakdale Senior         Oakdale, California    Oakdale Senior
Housing Limited                               Housing Corporation
Partnership                                                             94%       100%       100%        99%       100%

Orange Beach Housing,  Orange Beach,          Thomas H. Cooksey
Ltd.                   Alabama                and Apartment
                                              Developers, Inc.          94%        97%       100%        94%        94%

Parks I Limited        Chatham, Virginia      Sallie B. Garst
Partnership                                   and Lillien S.
                                              Brown                     97%        95%       100%       100%       100%

Post Manor, L.P.       Post, Texas            1600 Capital
                                              Company                   83%        96%        92%        75%        79%

Red Bud Associates I,  Red Bud, Illinois      Kenneth M. Vitor
a Limited Partnership                                                  100%       100%        90%        65%        90%


                                                                                         OCCUPANCY RATES
                                                                       ------------------------------------------------
                                                                                        AS OF DECEMBER 31,
                                                                       ------------------------------------------------
    LOCAL LIMITED                              GENERAL PARTNER
   PARTNERSHIP NAME          LOCATION               NAME               2007       2006       2005       2004       2003
-----------------------------------------------------------------------------------------------------------------------

Steeleville            Steeleville, Illinois  Kenneth M. Vitor
Associates I, a
Limited Partnership                                                    100%       100%        88%        94%        88%

Tanglewood Limited     Frankfurt, Ohio        Georg E. Maharg
Partnership                                   and Maharg Realty,
                                              Inc.                      97%        97%        89%        97%       100%

Village Lane           Farmington, Arkansas   ERC Properties,
Properties, a Limited                         Inc.
Partnership                                                            100%       100%       100%       100%       100%

Whitted Forest         Hillsborough, North    Hillsborough
Limited Partnership    Carolina               Affordable Housing
                                              Corporation               77%        86%        83%        89%        97%

Wilcam Housing, Ltd.   Camden, Alabama        Thomas H. Cooksey
                                              and Apartment
                                              Developers, Inc.          89%        89%        89%        95%       100%

Wills Point Manor,     Wills Point, Texas     1600 Capital
L.P.                                          Company                  100%        96%       100%       100%       100%

Windmere Associates    Lexington, Virginia    The Humphrey
Limited Partnership                           Companies                100%       100%       100%       100%       100%

Woodlands Apartments,  Mount Pleasant, Texas  1600 Capital
L.P.                                          Company                   94%        92%       100%        92%        85%

Woodview Limited       Chillicothe,           Michael K. Moore
Partnership            Illinois and
                       Glassford, Illinois                             100%       100%       100%       100%        98%
                                                                       ----       ----       ----       ----       ----

                                                                        95%        97%        96%        95%        95%
                                                                       ====       ====       ====       ====       ====


                                                       26

ITEM 3.  LEGAL PROCEEDINGS

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF S ECURITY HOLDERS

NONE

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 5a.

(a) The Partnership Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

(b) At March 31, 2008, there were 986 Limited Partners and 0 assignees of Partnership Units who were not admitted as Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement. During the years ended March 31, 2008, 2007 and 2006, the Partnership made no cash distributions to the Limited Partners.

(d) No securities are authorized for issuance by the Partnership under equity compensation plans.

(e)  The Partnership does not issue common stock

(f) No unregistered securities were sold by the Partnership during the year ended March 31, 2008.

ITEM 5b. USE OF PROCEEDS

NOT APPLICABLE

ITEM 5c. PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

NONE

ITEM 6.  SELECTED FINANCIAL DATA

Selected balance sheet information for the Partnership is as follows:

                                                     FOR THE YEARS ENDING MARCH 31,
                                -----------------------------------------------------------------------

                                   2008           2007           2006           2005           2004
                                -----------    -----------    -----------    -----------    -----------

ASSETS
Cash                            $   101,033    $   149,077    $   156,158    $   212,588    $   226,870
Investments in Local Limited
  Partnerships, net                  25,029         20,384         23,717         57,307        514,148
                                -----------    -----------    -----------    -----------    -----------

       Total Assets             $   126,062    $   169,461    $   179,875    $   269,895    $   741,018
                                ===========    ===========    ===========    ===========    ===========

LIABILITIES
Accrued fees and expenses due
  to General Partner and
  affiliates                    $ 3,772,893    $ 3,475,587    $ 3,198,608    $ 2,948,938    $ 2,660,187

        PARTNERS' DEFICIT        (3,646,831)    (3,306,126)    (3,018,733)    (2,679,043)    (1,919,169)
                                -----------    -----------    -----------    -----------    -----------

       Total Liabilities and
         Partners' Deficit      $   126,062    $   169,461    $   179,875    $   269,895    $   741,018
                                ===========    ===========    ===========    ===========    ===========



Selected results of operations, cash flows and other information for the Partnership are as follows:

                                                           FOR THE YEARS ENDED
                                                                MARCH 31,
                            ---------------------------------------------------------------------------------

                                2008              2007             2006             2005             2004
                            -------------    -------------    -------------    -------------    -------------
Loss  from operations
  (Note 1)                  $    (345,925)   $    (285,083)   $    (308,325)   $    (644,309)   $    (868,336)
Equity in income (losses)
  from Local Limited
  Partnerships                      4,985           (2,993)         (32,221)        (116,289)        (268,216)
Interest income                       235              683              856              724               --
                            -------------    -------------    -------------    -------------    -------------
NET LOSS                    $    (340,705)   $    (287,393)   $    (339,690)   $    (759,874)   $  (1,136,552)
                            =============    =============    =============    =============    =============

NET LOSS ALLOCATED TO:

   General Partners         $      (3,407)   $      (2,874)   $      (3,397)   $      (7,599)   $     (11,366)
                            =============    =============    =============    =============    =============
   Limited Partners         $    (337,298)   $    (284,519)   $    (336,293)   $    (752,275)   $  (1,125,186)
                            =============    =============    =============    =============    =============
NET INCOME (LOSS) PER
  PARTNERSHIP UNIT          $      (22.49)   $      (18.97)   $      (22.42)   $      (50.16)   $      (75.01)
                            =============    =============    =============    =============    =============
OUTSTANDING WEIGHTED
  PARTNERSHIP UNITS                15,000           15,000           15,000           15,000           15,000
                            =============    =============    =============    =============    =============

Note 1-Loss from operations for the years ended March 31, 2005 and 2004 includes a charge for impairment losses on investments in Local Limited Partnerships of $330,705 and $549,216, respectively.

                                                           FOR THE YEARS ENDED
                                                                MARCH 31,
                            ---------------------------------------------------------------------------------

                                2008              2007             2006             2005             2004
                            -------------    -------------    -------------    -------------    -------------
NET CASH PROVIDED BY
 (USED IN):
   Operating activities     $     (48,044)   $      (7,081)   $     (57,459)   $     (16,573)   $     (25,711)
   Investing activities                --               --            1,029            2,291            1,525
                            -------------    -------------    -------------    -------------    -------------
NET CHANGE IN CASH                (48,044)          (7,081)         (56,430)         (14,282)         (24,186)

CASH, BEGINNING OF PERIOD         149,077          156,158          212,588          226,870          251,056
                            -------------    -------------    -------------    -------------    -------------

CASH, END OF PERIOD         $     101,033    $     149,077    $     156,158    $     212,588    $     226,870
                            =============    =============    =============    =============    =============

Low Income Housing Credits per Partnership Unit were as follows for the years ended December 31:

                                2007             2006             2005             2004              2003
                            -------------    -------------    -------------    -------------    -------------
Federal                     $          --    $          --    $           4    $          34    $         125

State                                  --               --               --               --               --
                            -------------    -------------    -------------    -------------    -------------

Total                       $          --    $          --    $           4    $          34    $         125
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

Risks and uncertainties inherent in forward looking statements include, but are not limited to, the Partnerhip's future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the Low Income Housing Tax Credits property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

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

METHOD OF ACCOUNTING FOR INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years. (See Notes 2 and 3 to the financial statements)

"Equity in losses of Local Limited Partnerships" for each year ended March 31 has been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired.

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

INCOME TAXES

No provision for income taxes has been recorded in the financial statements as any liabilities and/or benefits from income taxes flow to the partners of the Partnership and are their obligations and/or benefits. For income tax purposes, the Partnership reports on a calendar year basis.

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" (FIN 48), an interpretation of FASB Statement No. 109. FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership's tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be realized. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period. As required, the Partnership adopted FIN 48 effective April 1, 2007 and concluded that the effect is not material to its financial statements. Accordingly, no cumulative effect adjustment related to the adoption of FIN 48 was recorded.

Impact of New Accounting Pronouncements
---------------------------------------

In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also requires expanded information about the extent to which the Partnership measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. In 2008, the FASB issued FASB Staff Position 157-2 ("FAS FSP 157-2"), Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership does not anticipate either of these pronouncements will have a material impact on the Partnership's financial statements.

In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. SFAS 159 permits the choice of measuring financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that this pronouncement will have a material impact on the Partnership's financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141(R) ("SFAS 141R"), which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. SFAS 141R also requires changes to the accounting for transaction costs, certain contingent assets and liabilities, and other balances in a business combination. In addition, in partial acquisitions, when control is obtained, the acquiring company must measure and record all of the target's assets and liabilities, including goodwill, at fair value as if the entire target company had been acquired. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Partnership is currently evaluating the impacts and disclosures of this pronouncement, but would not expect SFAS 141R to have a material impact on the Partnership's financial statements.

On December 4, 2007, the FASB issued SFAS No. 160 ("SFAS 160"), Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries. Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position. Earnings attributable to noncontrolling interests will continue to be reported as part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement. In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest's basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity. SFAS 160 required retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. The Partnership does not expect SFAS 160 to have a material impact on the Partnership's financial statements.

In November 2008 the FASB ratified EITF No. 08-6, Equity Method Investment Accounting Considerations, which clarifies the accounting for how to account for certain transactions and impairment considerations involving equity method investments. This Issue shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. This Issue shall be applied prospectively. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted. The transition disclosures in paragraphs 17 and 18 of Statement 154 shall be provided, if applicable. The Partnership does not expect this pronouncement to have a material impact on the Partnership's financial statements.

In December 2008, the FASB issue FASB Staff Position No. FAS 140-4 and FIN46(R)-8 (the "FSP"), Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. It amends SFAS 140 to require public entities to provide additional disclosures about transferors' continuing involvements with transferred financial assets. The FSP is effective for public companies in their first reporting period (interim or annual) that ends after December 15, 2008. The FSP also amends FIN46R to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The FSP also requires disclosures by a public enterprise that is (a) a sponsor of a qualifying special-purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The Partnership does not expect the FSP to have a material impact on the Partnership's financial statements.

In April 2009, the FASB issued FSP 107-1 and APB 28-1 "Interim Disclosures about Fair Value of Financial Instruments." The FSP requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements. The FSP is effective for the Partnership as of June 30, 2009 and will not impact the Partnership's financial condition or results of operations.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under SFAS No.165, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. SFAS No. 165 is effective for periods ending after June 15, 2009. The adoption of SFAS No. 165 is not expected to have a material impact on the Partnership's financial condition or results of operations.

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

FINANCIAL CONDITION

The Partnership's assets at March 31, 2008 consisted of $101,000 in cash and aggregate investments in forty-eight Local Limited Partnerships of $25,000. Liabilities at March 31, 2008 primarily consisted of $3,743,000 of accrued asset management fees and $30,000 in advance payables due to the General Partners. (See "Future Contractual Cash Obligations' below).

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 2008 COMPARED TO YEAR ENDED MARCH 31, 2007 The Partnership's net loss for the year ended March 31, 2008 was $(341,000), reflecting an increase of $(53,000) from the net loss of $(288,000) experienced for the year ended March 31, 2007. The increase in net loss is largely due to an increase of $(28,000) in legal and accounting expenses, due to the timing of the accounting work being performed. There was also an increase of $(25,000) in write off of advances to Local Limited Partnerships for the year ended March 31, 2008 compared to the year ended March 31, 2007. Advances of $(25,000) were made during the year ended March 31, 2008 and reserved fully in the same year compared to no advances being made and reserved for in the year ended March 31, 2007. A Local Limited Partnership was experiencing some operational issues and the Partnership advanced the necessary funds. Distribution income decreased by $(8,000) due to the fact that Local Limited Partnerships pay the distribution income to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. The decrease in distribution income was offset by an $8,000 increase in equity in income of Local Limited Partnerships due to the fact that one Local Limited Partnership during the year ended March 31, 2008 had equity in income of $5,000 compared to the same Local Limited Partnership that has a $(3,000) equity in loss that was recorded by the Partnership, for the year ended March 31, 2007.

YEAR ENDED MARCH 31, 2007 COMPARED TO YEAR ENDED MARCH 31, 2006. The Partnership's net loss for the year ended March 31, 2007 was $(288,000), reflecting a decrease of $52,000 from the net loss experienced for the year ended March 31, 2006 of $(340,000). The decrease in net loss is due to a decrease in loss from operations of $23,000 along with a decrease in equity in losses from Local Limited Partnerships of $29,000. The decrease in equity in losses of Local Limited Partnerships is primarily due to the Partnership not recognizing losses of certain Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 as of March 31, 2007. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. The decrease of $23,000 in loss from operations was due to a decrease of $13,000 in accounting fees, a $1,000 decrease in other operation expenses, and a $10,000 increase in distribution income offset by a $(1,000) decrease in reporting fee income.

LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED MARCH 31, 2008 COMPARED TO YEAR ENDED MARCH 31, 2007 Net decrease in cash during the year ended March 31, 2008 was $(48,000) compared to net decrease in cash for the year ended March 31, 2007 of $(7,000). The additional cash used of $(41,000) was largely comprised of the $(25,000) in advances made to a Local Limited Partnership for the year ended March 31, 2008 compared to no advances made during the year ended March 31, 2007. The partnership also received $(8,000) less in distribution income in the current year compared to the prior year. The Partnership paid $(28,000) of accrued asset management fees during the year ended March 31, 2008 compared to $(22,000) during the year ended March 31, 2007 which was a net effect of a $(6,000) decrease. Lastly, the Partnership reimbursed the General Partner or an affiliate $(28,000) for the year ended March 31, 2008 compared to $(26,000) during the year ended March 31, 2007 which resulted in a net decrease of $(2,000) in cash for the year ended March 31, 2008.

YEAR ENDED MARCH 31, 2007 COMPARED TO YEAR ENDED MARCH 31, 2006. Net cash used during the year ended March 31, 2007 was $(7,000), compared to net cash used for the year ended March 31, 2006 of $(56,000). The $49,000 decrease in net cash used was due primarily to a decrease of $50,000 in net cash used by operating activities due to the fact that there was an increase of $27,000 in change in accrued fees and expenses due to General Partner and affiliates and a decrease of $13,000 in accounting fees, a $1,000 decrease in other operation expenses, and a $10,000 increase in distribution income offset by a $(1,000) decrease in reporting fee income. The decrease of $50,000 in operating activities was offset by a $(1,000) decrease in distributions received from Local Limited Partnerships.

Accrued payables, which consist primarily of related party management fees due to the General Partner, increased by approximately $297,000, $277,000 and $250,000 for the years ended March 31, 2008, 2007 and 2006, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2010.

Future Contractual Cash Obligations

The following table summarizes the Partnership's future contractual cash obligations as of March 31, 2008:

                                2009         2010           2011          2012          2013       THEREAFTER      TOTAL
                            -----------   -----------   -----------   -----------   -----------   -----------   -----------

Asset management fees (1)   $ 4,041,519   $   296,395   $   296,395   $   296,395   $   296,395   $10,966,615   $16,193,714
                            -----------   -----------   -----------   -----------   -----------   -----------   -----------
Total contractual cash
   obligations              $ 4,041,519   $   296,395   $   296,395   $   296,395   $   296,395   $10,966,615   $16,193,714
                            ===========   ===========   ===========   ===========   ===========   ===========   ===========

(1) Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2050. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2050. Amounts due to the General Partner as of March 31, 2008 have been included in the 2009 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

For additional information regarding asset management fees, see Note 3 to the financial statements included elsewhere herein.

OFF-BALANCE SHEET ARRANGEMENTS

The Partnerships has no off-balance sheet arrangements.

EXIT STRATEGY

See Item 1 for information in this regard.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

See footnote 1 to the financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NOT APPLICABLE

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
WNC Housing Tax Credit Fund III, L.P.

     We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund III, L.P. (a California Limited Partnership) (the Partnership) as of March 31, 2008 and 2007, and the related statements of operations, partners' deficit and cash flows for each of the years in the three-year period ended March 31, 2008. The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund III, L.P. (a California Limited Partnership) as of March 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

     Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 15(a)(2) in the index related to years above are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/ Reznick Group, P.C.
-----------------------

Bethesda, Maryland
August 11, 2009


                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                                                         MARCH 31
                                                                 --------------------------

                                                                    2008            2007
                                                                 -----------    -----------

ASSETS

Cash                                                             $   101,033    $   149,077
Investments in Local Limited Partnerships, net (Notes 2 and 3)        25,029         20,384
                                                                 -----------    -----------

    Total Assets                                                 $   126,062    $   169,461
                                                                 ===========    ===========

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to General Partner and
     affiliates (Note 3)                                         $ 3,772,893    $ 3,475,587
                                                                 -----------    -----------

Partners' Deficit:
   General Partner                                                   (76,990)       (73,583)
   Limited Partners (15,000 Partnership Units authorized;
     15,000 Partnership Units issued and outstanding)             (3,569,841)    (3,232,543)
                                                                 -----------    -----------

      Total Partners' Deficit                                     (3,646,831)    (3,306,126)
                                                                 -----------    -----------

             Total Liabilities and Partners' Deficit             $   126,062    $   169,461
                                                                 ===========    ===========


                 See accompanying notes to financial statements


                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006

                                                   FOR THE YEARS ENDED MARCH 31,
                                               -----------------------------------

                                                  2008        2007         2006
                                               ---------    ---------    ---------

Distribution income                            $  19,188    $  27,568    $  17,758
Reporting fees                                    11,710       11,950       12,716
                                               ---------    ---------    ---------

Total income                                      30,898       39,518       30,474
                                               ---------    ---------    ---------

Operating expenses:
   Amortization                                      340          340          340
   Asset management fees (Note 3)                299,464      299,464      299,464
   Legal and accounting                           44,964       16,776       29,618
   Write off of advances to Local Limited
     Partnerships (Note 5)                        24,870           --           --
   Other                                           7,185        8,021        9,377
                                               ---------    ---------    ---------

     Total operating expenses                    376,823      324,061      338,799
                                               ---------    ---------    ---------

Loss from operations                            (345,925)    (285,083)    (308,325)

   Equity in income(losses) of Local Limited
     Partnerships (Note 2)                         4,985       (2,993)     (32,221)

Interest income                                      235          683          856
                                               ---------    ---------    ---------

Net loss                                       $(340,705)   $(287,393)   $(339,690)
                                               =========    =========    =========

Net loss allocated to:
   General Partner                             $  (3,407)   $  (2,874)   $  (3,397)
                                               =========    =========    =========

   Limited Partners                            $(337,298)   $(284,519)   $(336,293)
                                               =========    =========    =========

Net loss per Partnership Unit                  $  (22.49)   $  (18.97)   $  (22.42)
                                               =========    =========    =========

Outstanding weighted Partnership Units            15,000       15,000       15,000
                                               =========    =========    =========


                 See accompanying notes to financial statements


                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' DEFICIT

                FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006

                                        GENERAL        LIMITED
                                        PARTNER       PARTNERS         TOTAL
                                      -----------    -----------    -----------

Partners' deficit at March 31, 2005   $   (67,312)   $(2,611,731)   $(2,679,043)

Net loss                                   (3,397)      (336,293)      (339,690)
                                      -----------    -----------    -----------

Partners' deficit at March 31, 2006       (70,709)    (2,948,024)    (3,018,733)

Net loss                                   (2,874)      (284,519)      (287,393)
                                      -----------    -----------    -----------

Partners' deficit at March 31, 2007       (73,583)    (3,232,543)    (3,306,126)

Net loss                                   (3,407)      (337,298)      (340,705)
                                      -----------    -----------    -----------

Partners' deficit at March 31, 2008   $   (76,990)   $(3,569,841)   $(3,646,831)
                                      ===========    ===========    ===========


                 See accompanying notes to financial statements


                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006

                                                        FOR THE YEARS ENDED MARCH 31,
                                                     -----------------------------------

                                                       2008         2007         2006
                                                     ---------    ---------    ---------

Cash flows from operating activities:
  Net loss                                           $(340,705)   $(287,393)   $(339,690)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
     Amortization                                          340          340          340
     Equity in income (losses) of Local Limited
       Partnerships                                     (4,985)       2,993       32,221
     Advances made to Local Limited
       Partnerships                                    (24,870)          --           --
     Write off of advances made to Local
       Limited Partnerships                             24,870           --           --
     Change in accrued fees and expenses due to
       General Partner and affiliates                  297,306      276,979      249,670
                                                     ---------    ---------    ---------

Net cash used in operating activities                  (48,044)      (7,081)     (57,459)
                                                     ---------    ---------    ---------

Cash flows provided by investing activities:
  Distributions from Local Limited Partnerships             --           --        1,029
                                                     ---------    ---------    ---------

         Net cash provided by investing activities          --           --        1,029
                                                     ---------    ---------    ---------

Net decrease in cash                                   (48,044)      (7,081)     (56,430)

Cash, beginning of period                              149,077      156,158      212,588
                                                     ---------    ---------    ---------

Cash, end of period                                  $ 101,033    $ 149,077    $ 156,158
                                                     =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION:
     Taxes paid                                      $     800    $     800    $     800
                                                     =========    =========    =========


                 See accompanying notes to financial statements

                                       40

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
------------

WNC Housing Tax Credit Fund III, L.P., a California Limited Partnership (the "Partnership"), was formed on May 10, 1991 under the laws of the State of California. The Partnership was formed to acquire limited partnership interests in other limited partnerships ("Local Limited Partnerships") which owns multi-family housing complexes ("Housing Complexes") that are eligible for Federal low income housing tax credits ("Low Income Housing Tax Credits"). The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the "Local Limited Partnership Agreement").

WNC Tax Credit Partners, L.P. is the general partner of the Partnership (the "General Partner"). WNC & Associates, Inc., a California corporation ("Associates"), and Wilfred N. Cooper, Sr., are general partners of the General Partner. The chairman and president owns all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

The Partnership shall continue to be in full force and effect until December 31, 2050 unless terminated prior to that date pursuant to the partnership agreement or law.

The financial statements include only activity relating to the business of the Partnership, and do not give effect to any assets that the partners may have outside of their interests in the Partnership, or to any obligations, including income taxes, of the partners.

The Partnership Agreement authorized the sale of up to 15,000 units of Limited Partnership interest ("Partnership Units") at $1,000 per Partnership Unit. The offering of Partnership Units concluded in September 1993 at which time 15,000 Partnership Units representing subscriptions in the amount of $15,000,000, had been accepted. The General Partners have a 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors in the Partnership ("Limited Partners") will be allocated the remaining 99% of these items in proportion to their respective investments.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

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

All of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated a significant amount of Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Tax Credit compliance period, risks exist for potential recapture of prior Low Income Housing Tax Credits received.

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or their affiliates. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of then existing contractual obligations and then anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2010.

No trading market for the Partnership Units exists or is expected to develop. Limited Partners may be unable to sell their Partnership Units except at a discount and should consider their Partnership Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Exit Strategy
-------------

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their Compliance Periods.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2008.

Subsequent to March 31, 2008, the Partnership sold its Limited Partnership interests in Carlinville Associate I, L.P. ("Carlinville"). Carlinville was appraised with a value of $514,000 and the outstanding mortgage debt was $483,978. The Limited Partnership interest was sold in December 2008 to the Local General Partner. The 15-year compliance period expired in 2008 therefore there will be no recapture of Low Income Housing Tax Credits. The Partnership received $30,022, for its Limited Partnership interests in this Local Limited Partnership, which was the difference between the appraised value and the outstanding debt of the property. The $30,022 is being kept in the Partnership's reserves to pay the costs incurred related to both dispositions and other operating expenses of the Partnership.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Method of Accounting For Investments in Local Limited Partnerships
------------------------------------------------------------------

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and are being amortized over 30 years. (See Notes 2 and 3)

"Equity in losses of Local Limited Partnerships" for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results, estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired (see Note 3). If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships which are considered Variable Interest Entities under Financial Accounting Standards Board ("FASB") Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in Investments in Local Limited Partnerships, plus the risk of recapture of Low Income Housing Tax Credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantees against Low Income Housing Tax Credit recapture.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2008 and 2007, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At March 31, 2008, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

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

Net Loss Per Partnership Unit
-----------------------------

Net loss per Partnership Unit is calculated pursuant to STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128, EARNINGS PER SHARE. Net loss per Partnership Unit includes no dilution and is computed by dividing loss available to Limited Partners by the weighted average number of Partnership Units outstanding during the period. Calculation of diluted net loss per Partnership Unit is not required.

Income Taxes
------------

No provision for income taxes has been recorded in the accompanying financial statements as any liabilities and/or benefits for income taxes flow to the partners of the Partnership and are their obligations and/or benefits. For income tax purposes, the Partnership reports on a calendar year basis.

In June 2006, FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" (FIN 48), an interpretation of FASB Statement No. 109. FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership's tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be realized. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period. As required, the Partnership adopted FIN 48 effective April 1, 2007 and concluded that the effect is not material to its financial statements. Accordingly, no cumulative effect adjustment related to the adoption of FIN 48 was recorded.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Impact of New Accounting Pronouncements
---------------------------------------

In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also requires expanded information about the extent to which the Partnership measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. In 2008, the FASB issued FASB Staff Position 157-2 ("FAS FSP 157-2"), Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership does not anticipate either of these pronouncements will have a material impact on the Partnership's financial statements.

In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. SFAS 159 permits the choice of measuring financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that this pronouncement will have a material impact on the Partnership's financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141(R) ("SFAS 141R"), which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. SFAS 141R also requires changes to the accounting for transaction costs, certain contingent assets and liabilities, and other balances in a business combination. In addition, in partial acquisitions, when control is obtained, the acquiring company must measure and record all of the target's assets and liabilities, including goodwill, at fair value as if the entire target company had been acquired. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Partnership is currently evaluating the impacts and disclosures of this pronouncement, but would not expect SFAS 141R to have a material impact on the Partnership's financial statements.

On December 4, 2007, the FASB issued SFAS No. 160 ("SFAS 160"), Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries. Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position. Earnings attributable to noncontrolling interests will continue to be reported as part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement. In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest's basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity. SFAS 160 required retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. The Partnership does not expect SFAS 160 to have a material impact on the Partnership's financial statements.

In November 2008 the FASB ratified EITF No. 08-6, Equity Method Investment Accounting Considerations, which clarifies the accounting for how to account for certain transactions and impairment considerations involving equity method investments. This Issue shall be effective in fiscal years beginning on or after

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

December 15, 2008, and interim periods within those fiscal years. This Issue shall be applied prospectively. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted. The transition disclosures in paragraphs 17 and 18 of Statement 154 shall be provided, if applicable. The Partnership does not expect this pronouncement to have a material impact on the Partnership's financial statements.

In December 2008, the FASB issue FASB Staff Position No. FAS 140-4 and FIN46(R)-8 (the "FSP"), Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. It amends SFAS 140 to require public entities to provide additional disclosures about transferors' continuing involvements with transferred financial assets. The FSP is effective for public companies in their first reporting period (interim or annual) that ends after December 15, 2008. The FSP also amends FIN46R to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The FSP also requires disclosures by a public enterprise that is (a) a sponsor of a qualifying special-purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The Partnership does not expect the FSP to have a material impact on the Partnership's financial statements.

In April 2009, the FASB issued FSP 107-1 and APB 28-1 "Interim Disclosures about Fair Value of Financial Instruments." The FSP requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements. The FSP is effective for the Partnership as of June 30, 2009 and will not impact the Partnership's financial condition or results of operations.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under SFAS No.165, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. SFAS No. 165 is effective for periods ending after June 15, 2009. The adoption of SFAS No. 165 is not expected to have a material impact on the Partnership's financial condition or results of operations.

Amortization
------------

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for each of the years ended March 31, 2008, 2007 and 2006 was $340. Future estimated amortization expense for the years through March 31, 2013 is $340.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

For all periods presented, the Partnership owns Local Limited Partnership interests in 48 Local Limited Partnerships, each of which owns one Housing Complex, except for one Local Limited Partnership which owns three Housing Complexes, consisting of an aggregate 1,686 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2008 and 2007, are approximately $7,875,000 and $7,058,000 respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account along with impairment losses recorded in the Partnership's investment account.

At March 31, 2008 and 2007, the investment accounts in all but one of the Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the years ended March 31, 2008, 2007 and 2006, amounting to approximately $841,000, $1,023,000 and
$935,000, respectively, have not been recognized. As of March 31, 2008, the aggregate share of net losses not recognized by the Partnership amounted to $8,708,000.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for periods presented:

                                                                    FOR THE YEARS
                                                                   ENDED MARCH 31,
                                                          --------------------------------
                                                            2008        2007        2006
                                                          --------    --------    --------

Investments per balance sheet, beginning of period        $ 20,384    $ 23,717    $ 57,307
Distributions received from Local Limited Partnerships          --          --      (1,029)
Equity in income (losses) of Local Limited Partnerships      4,985      (2,993)    (32,221)
Amortization of paid acquisition fees and costs               (340)       (340)       (340)
                                                          --------    --------    --------

Investments per balance sheet, end of period              $ 25,029    $ 20,384    $ 23,717
                                                          ========    ========    ========

                                                                    FOR THE YEARS
                                                                   ENDED MARCH 31,
                                                          --------------------------------
                                                            2008        2007        2006
                                                          --------    --------    --------

Investments in Local Limited Partnerships, net            $ 19,885    $ 14,900    $ 17,893
Acquisition fees and costs, net of accumulated
amortization of $1,412,278, $1,411,938 and $1,411,598        5,144       5,484       5,824
                                                          --------    --------    --------
Investments per balance sheet, end of period              $ 25,029    $ 20,384    $ 23,717
                                                          ========    ========    ========

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

The financial information from the individual financial statements of the Local Limited Partnerships includes rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted against interest expense. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows:

                        COMBINED CONDENSED BALANCE SHEETS

                                                                2007            2006
                                                            ------------    ------------
ASSETS

BUILDINGS AND IMPROVEMENTS (NET OF ACCUMULATED
   DEPRECIATION FOR 2007 AND 2006 OF $27,723,000  AND
   $25,973,000, RESPECTIVELY)                               $ 35,108,000    $ 36,715,000
LAND                                                           4,299,000       4,261,000
OTHER ASSETS                                                   6,673,000       6,279,000
                                                            ------------    ------------

     TOTAL ASSETS                                           $ 46,080,000    $ 47,255,000
                                                            ============    ============

LIABILITIES

MORTGAGE LOANS PAYABLE                                      $ 47,565,000    $ 47,586,000
DUE TO RELATED PARTIES                                         2,276,000       2,935,000
OTHER LIABILITIES                                              1,397,000       1,098,000
                                                            ------------    ------------

     TOTAL LIABILITIES                                        51,238,000      51,619,000
                                                            ------------    ------------

PARTNERS' EQUITY (DEFICIT)

WNC HOUSING TAX CREDIT FUND III, L.P.                         (7,850,000)     (7,034,000)
OTHER PARTNERS                                                 2,692,000       2,670,000
                                                            ------------    ------------

     TOTAL PARTNERS' EQUITY (DEFICIT)                         (5,158,000)     (4,364,000)
                                                            ------------    ------------

         TOTAL LIABILITIES AND PARTNERS' EQUITY (DEFICIT)   $ 46,080,000    $ 47,255,000
                                                            ============    ============


                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                   2007           2006           2005
                                                -----------    -----------    -----------

REVENUES                                        $ 8,458,000    $ 8,187,000    $ 7,823,000
                                                -----------    -----------    -----------

EXPENSES:
  OPERATING EXPENSES                              5,809,000      5,648,000      5,336,000
  INTEREST EXPENSE                                1,586,000      1,692,000      1,644,000
  DEPRECIATION AND AMORTIZATION                   1,877,000      1,868,000      1,853,000
                                                -----------    -----------    -----------

   TOTAL EXPENSES                                 9,272,000      9,208,000      8,833,000
                                                -----------    -----------    -----------

  NET OPERATING  LOSS                           $  (814,000)   $(1,021,000)   $(1,010,000)
                                                -----------    -----------    -----------

NET LOSS ALLOCABLE TO THE PARTNERSHIP           $  (805,000)   $(1,009,000)   $(1,000,000)
                                                ===========    ===========    ===========

NET INCOME (LOSS) RECORDED BY THE PARTNERSHIP   $     5,000    $    (3,000)   $   (32,000)
                                                ===========    ===========    ===========

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partners or their affiliates for the following items:

         Acquisition fees equal to 9% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,350,000. Accumulated amortization of these capitalized costs was $1,344,855 and $1,344,515 as of March 31, 2008 and 2007, respectively.

         Reimbursement of costs incurred by the General Partners or an affiliate in connection with the acquisition of the Local Limited Partnerships. These reimbursements have not exceeded 1.6% of the gross proceeds. As of the end of all periods presented, the Partnership had incurred acquisition costs of $67,423 which have been included in investments in Local Limited Partnerships. Accumulated amortization of the acquisition costs was $67,423 for all periods presented.

         An annual asset management fee equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnership interests and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Management fees of $299,464 were incurred during each of the years ended March 31, 2008, 2007 and 2006 of which $27,500, $22,500, and $34,375 were paid during the years ended March 31, 2008, 2007 and 2006, respectively.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006


NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

         The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were approximately $26,800, $24,800 and $54,400 during the years ended March 31, 2008, 2007 and 2006, respectively.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2002 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred in the three year period ended March 31, 2008.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

                                                                MARCH 31,
                                                        ------------------------

                                                          2008           2007
                                                        ----------    ----------

Expenses paid by the General Partner
   or an affiliate on behalf of the Partnership         $   30,069    $    4,727

Asset management fee payable                             3,742,824     3,470,860
                                                        ----------    ----------

Total                                                   $3,772,893    $3,475,587
                                                        ==========    ==========

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006


NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31:


                                      JUNE 30       SEPTEMBER 30     DECEMBER 31      MARCH 31
                                    ------------    ------------    ------------    ------------
               2008
               ----

Income                              $     14,000    $      7,000    $      1,000    $      9,000

Operating expenses                       (77,000)        (94,000)       (101,000)       (105,000)

Loss from operations                     (63,000)        (87,000)       (100,000)        (96,000)

Equity in income (losses) of
     Local Limited Partnerships           (1,000)         (1,000)         (1,000)          8,000

Net loss                                 (64,000)        (88,000)       (101,000)        (88,000)

Net loss available to Limited
     Partners                            (63,000)        (87,000)       (100,000)        (87,000)

Net loss per Partnership Unit                 (4)             (6)             (7)             (6)


                                      JUNE 30       SEPTEMBER 30     DECEMBER 31      MARCH 31
                                    ------------    ------------    ------------    ------------
               2007
               ----

Income                              $     15,000    $      7,000    $         --    $     17,000

Operating expenses                       (76,000)        (94,000)        (76,000)        (79,000)

Loss from operations                     (61,000)        (87,000)        (76,000)        (62,000)

Equity in losses of Local Limited
     Partnerships                             --              --              --          (3,000)

Interest Income                               --              --              --           1,000

Net loss                                 (61,000)        (87,000)        (76,000)        (64,000)

Net loss available to Limited
     Partners                            (60,000)        (86,000)        (75,000)        (63,000)

Net loss per Partnership Unit                 (4)             (6)             (5)             (4)


                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006


NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued
---------------------------------------------------------------

                                      JUNE 30       SEPTEMBER 30     DECEMBER 31      MARCH 31
                                    ------------    ------------    ------------    ------------
               2006
               ----

Income                              $      5,000    $     13,000    $         --    $     12,000


Operating expenses                       (83,000)        (87,000)        (87,000)        (80,000)


Loss from operations                     (78,000)        (74,000)        (89,000)        (68,000)

Equity in losses of Local Limited
     Partnerships                        (10,000)        (11,000)         (2,000)         (9,000)

Interest Income                               --              --              --           1,000

Net loss                                 (88,000)        (85,000)        (91,000)        (76,000)

Net loss available to Limited
     Partners                            (87,000)        (84,000)        (91,000)        (74,000)

Net loss per Partnership Unit                 (6)             (5)             (6)             (5)


NOTE 5 - SUBSEQUENT EVENT
-------------------------

Subsequent to March 31, 2008, the Partnership sold its Limited Partnership interests in Carlinville Associate I, L.P. ("Carlinville"). Carlinville was appraised with a value of $514,000 and the outstanding mortgage debt was $483,978. The Limited Partnership interest was sold in December 2008 to the Local General Partner. The 15-year compliance period expired in 2008 therefore there will be no recapture of Low Income Housing Tax Credits. The Partnership received $30,022, for its Limited Partnership interests in this Local Limited Partnership, which was the difference between the appraised value and the outstanding debt of the property. The $30,022 is being kept in the Partnership's reserves to pay the costs incurred related to both dispositions and other operating expenses of the Partnership.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A. CONTROLS AND PROCEDURES

(a)      Disclosure controls and procedures
         ----------------------------------

         As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were not effective to ensure that material information required to be disclosed in the Partnership's periodic report filings with SEC is recorded, processed, summarized and reported within the time period specified by the SEC's rules and forms, consistent with the definition of "disclosure controls and procedures" under the Securities Exchange Act of 1934.

         The Partnership must rely on the Local Limited Partnerships to provide the Partnership with certain information necessary to the timely filing of the Partnership's periodic reports. Factors in the accounting at the Local Limited Partnerships have caused delays in the provision of such information during past reporting periods, and resulted in the Partnership's inability to file its periodic reports in a timely manner.

         Once the Partnership has received the necessary information from the Local Limited Partnerships, the Chief Executive Officer and the Chief Financial Officer of Associates believe that the material information required to be disclosed in the Partnership's periodic report filings with SEC is effectively recorded, processed, summarized and reported, albeit not in a timely manner. Going forward, the Partnership will use the means reasonably within its power to impose procedures designed to obtain from the Local Limited Partnerships the information necessary to the timely filing of the Partnership's periodic reports.

(b)      Management's annual report on internal control over financial reporting
         -----------------------------------------------------------------------

         The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2008. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

              (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

              (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that the Partnership's receipts and expenditures are being made only in accordance with authorization of the management of Associates; and

              (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership's assets that could have a material effect on the financial statements.

         All internal control processes, no matter how well designed, have inherent limitations. Therefore, even those processes determined to be effective can provide only reasonable assurance with respect to the reliability of financial statement preparation and presentation. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

         Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership's most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under "Disclosure controls and procedures", the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2008. This annual report does not include an attestation report of the Partnership's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management's report in this annual report.

         For purposes of the Securities Exchange Act of 1934, the term "material weakness" is a deficiency, or a combination of deficiencies, in a reporting company's internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. For the reasons discussed above in this
         Item 9A, sub-section (a) under the caption "Disclosure controls and procedures," the Partnership's internal control over financial reporting has not been effective in permitting timely reporting of the Partnership's financial information. Accordingly, the management of Associates believes that this inability to generate timely reports constitutes a material weakness in its internal control over financial reporting.

(c)      Changes in internal controls
         ----------------------------

         There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

NONE

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)      Identification of Directors, (b) Identification of Executive Officers,
         ----------------------------------------------------------------------
         (c) Identification of Certain Significant Employees, (d) Family
         ---------------------------------------------------------------
         Relationships, and (e) Business Experience
         ------------------------------------------

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

Wilfred N. Cooper, Sr.        Chairman
Wilfred N. Cooper, Jr.        President and Chief Executive Officer
David N. Shafer, Esq.         Executive Vice President
Michael J. Gaber              Executive Vice President
Sylvester P. Garban           Senior Vice President - Institutional Investments
Thomas J. Riha, CPA           Senior Vice President - Chief Financial Officer
Thomas J. Hollingsworth       Vice President - Asset Management
Gregory S. Hand               Vice President - Acquisitions
Melanie R. Wenk               Vice President - Portfolio Management & Accounting
Kay L. Cooper                 Director of WNC & Associates, Inc.
Jennifer E. Cooper            Director of WNC & Associates, Inc.

In addition to Wilfred N. Cooper, Sr., the directors of Associates are Wilfred
N. Cooper, Jr., Kay L. Cooper, and Jennifer Cooper. The principal shareholders of Associates are a trust established by the Coopers.

Wilfred N. Cooper, Sr., age 77, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders, a National Trustee for NAHB's Political Action Committee, and a past Chairman of NAHB's Multifamily Council. He is a Director of the National Housing Conference and a member of NHC's Board of Governors, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 45, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of Associates. He is President and a Director of, and a registered principal with, WNC Capital Corporation, and is a Director and Vice President of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable Housing Finance and LIHTC Monthly
                                 --------------------------     -------------
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

David N. Shafer, age 56, is an Executive Vice President, and a member of the Acquisition Committee of Associates, and a Director, Vice President and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Michael J. Gaber, age 42, is an Executive Vice President - Oversees the Originations, Acquisitions and Real Estate Development Department, and is a member of the Acquisition Committee of Associates and Vice President of WNC Management, Inc... Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Sylvester P. Garban, age 62, is Senior Vice President - Institutional Investments of Associates and registered principal with WNC Capital Corporation. Mr. Garban has been involved in real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice President with MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Thomas J. Riha, age 53, is Senior Vice President - Chief Financial Officer and a member of the Acquisition Committee and the Commercial Real Estate Group of Associates and Vice President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty

Advisor, a real estate acquisition and Management Company, last serving as Vice President - Operations. He is a founding member of the Housing Credit Certified Professional Board of Governors, a national professional certification program administered by the NAHB and the National Affordable Housing Management Association. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Thomas J. Hollingsworth, CPA, age 57, is Vice President - Asset Management of WNC & Associates, Inc. and oversees WNC's asset management group. Mr. Hollingsworth has been involved in real estate acquisitions, operations and syndication of multifamily properties for 25 years. Prior to joining WNC in 2005, he was the senior workout specialist at Key Corporation Housing Management, Inc., a division of Key Bank. He has also been responsible for structuring several tax sheltered multifamily acquisitions during his career. Mr. Hollingsworth graduated from the University of Utah in 1973 with a Bachelor of Science degree (cum laude) in Business Administration.

Gregory S. Hand, age 44, is Vice President - Acquisitions and a member of the Commercial Real Estate Group of Associates. He is responsible for the oversight of property underwriting. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining Associates in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Melanie R. Wenk, CPA, age 40, is Vice President-Portfolio Management of Associates. She is responsible for overseeing institutional and retail fund portfolio management, including partnership accounting, SEC reporting, quarterly and annual investor reporting and monitoring investment returns for all stabilized WNC institutional funds. Prior to joining Associates in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona, in 1999 with a Bachelor of Science degree in accounting.

Kay L. Cooper, age 72, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. Kay Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Jennifer E. Cooper, age 46, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. She is the wife of Wilfred Cooper, Jr. and attended the University of Texas from 1981 to 1986.

(f)      Involvement in Certain Legal Proceedings
         ----------------------------------------
         None.

(g)      Promoters and Control Persons
         -----------------------------
         Inapplicable.

(h)      Audit Committee Financial Expert, and (i) Identification of the Audit
         --------------------------------------    ---------------------------
         Committee
         ---------
         Neither the Partnership nor the General Partners, has an audit committee.

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

ITEM 11. EXECUTIVE COMPENSATION

The General Partners and their Affiliates are not permitted under Section 5.6 of the Partnership's Agreement of Limited Partnership (the "Agreement," incorporated as Exhibit 3.1 to this report) to receive any salary, fees, profits, distributions or allocations from the Partnership or any Local Limited Partnership in which the Partnership invests except as expressly allowed by the Agreement. The compensation and other economic benefits to the General Partner and its Affiliates provided for in the Agreement are summarized below.

(a)      Compensation for Services

         For services rendered by the Managing General Partner or an Affiliate of the Managing General Partner in connection with the administration of the affairs of the Partnership, the Managing General Partner or any such Affiliate may receive an annual asset management fee in an amount equal to 0.5% of Invested Assets in Local Limited Partnerships which are subsidized under one or more Federal, state or local housing assistance programs. The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the Managing General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Fees of $299,464 were incurred during each of the years ended March 31, 2008, 2007 and 2006. The Partnership paid the General Partners and or their affiliates $27,500, $22,500 and $34,375 of those fees during the years ended March 31, 2008, 2007 and 2006, respectively.

         Subject to a number of terms and conditions set forth in the Agreement, the General Partner and its Affiliates may be entitled to compensation for services actually rendered or to be rendered in connection with (i) selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnership Interests, (ii) the acquisition or development of Properties for the Local Limited Partnerships, or (iii) property management services actually rendered by the General Partners or their Affiliates respecting the Properties owned by Local Limited Partnerships. The Partnership has completed its investment stage, so no compensation for the services in (i) or (ii) has been paid during the period covered by this report and none will be paid in the future. None of the services described in (iii) were rendered and no such compensation was payable for such services during the periods covered by this report.

(b)      Operating Expenses

         Reimbursement to a General Partner or any of its Affiliates of operating cash expenses is subject to specific restrictions in Section
         5.3.4 of the Partnership's Agreement of Limited Partnership (the "Agreement," incorporated as Exhibit 3.1 to this report). The Agreement defines "Operating Cash Expenses" as

                  " . . . the amount of cash disbursed by the Partnership . . . in the ordinary course of business for the payment of its operating expenses, such as expenses for advertising and promotion, management, utilities, repair and maintenance, insurance, investor communications, legal, accounting, statistical and bookkeeping services, use of computing or accounting equipment, travel and telephone expenses, salaries and direct expenses of Partnership employees while engaged in Partnership business, and any other operational and administrative expenses necessary for the prudent operation of the Partnership. Without limiting the generality of the foregoing, Operating Cash Expenses shall include fees paid by the Partnership to any General Partner or any Affiliate of a General Partner permitted by this Agreement and the actual cost of goods, materials and administrative services used for or by the Partnership, whether incurred by a General Partner, an Affiliate of a General Partner or a non-Affiliated Person in performing the foregoing functions. As used in the preceding sentence, actual cost of goods and materials means the actual cost of goods and materials used for or by the Partnership and obtained from entities not Affiliated with a General Partner, and actual cost of administrative services means the pro rata cost of personnel (as if such persons were employees of the Partnership) associated therewith, but in no event to exceed the Competitive amount."

         The Agreement provides that no such reimbursement shall be permitted for services for which a General Partner or any of its Affiliates is entitled to compensation by way of a separate fee. Furthermore, no such reimbursement is to be made for (a) rent or depreciation, utilities, capital equipment or other such administrative items, and (b) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any "controlling person" of a General Partner or any Affiliate of a General Partner. For the purposes of Section 5.3.4, "controlling person" includes, but is not limited to, any person, however titled, who performs functions for a General Partner or any Affiliate of a General Partner similar to those of: (1) chairman or member of the board of directors; (2) executive management, such as president, vice president or senior vice president, corporate secretary or treasurer; (3) senior management, such as the vice president of an operating division who reports directly to executive management; or (4) those holding 5% or more equity interest in such General Partner or any such Affiliate of a General Partner or a person having the power to direct or cause the direction of such General Partner or any such Affiliate of a General Partner, whether through the ownership of voting securities, by contract or otherwise.

         The unpaid operating expenses reimbursable to the General Partner or its affiliates were $30,069, $4,727 and $4,712 for the year ended March 31, 2008, 2007 and 2006, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $26,800, $24,800 and $54,400 during the years ended March 31, 2008, 2007 and 2006, respectively.

(c)      Interest in Partnership

         The General Partner receives 1% of the Partnership's allocated Low Income Housing Tax Credits, which approximated which approximated $0, $0 and $600 for the General Partner in the aggregate for the tax years (calendar years) ended December 31, 2007, 2006 and 2005, respectively. The General Partner is also entitled to receive 1% of the Partnership's operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2008, 2007 and 2006. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 1% and the Limited Partners 99% of any remaining proceeds. There were no distributions of cash to the General Partners during the years ended March 31, 2008, 2007 and 2006.

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

(c)      Security Ownership of Management
         --------------------------------

         Neither the General Partners, Associates, its affiliates, nor any of the officers or directors of the General Partner, Associates or its affiliates own directly or beneficially any Partnership Units.

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

         First, with the consent of any other General Partners and a majority-in-interest of the Limited Partners, any General Partners may designate one or more persons to be successor or additional General Partners. In addition, any General Partner may, without the consent of any other General Partner or the Limited Partners, (i) substitute in its stead as General Partner any entity which has, by merger, consolidation or otherwise, acquired substantially all of its assets, stock or other evidence of equity interest and continued its business, or (ii) cause to be admitted to the Partnership an additional General Partner or Partners if it deems such admission to be necessary or desirable so that the Partnership will be classified a partnership for Federal income tax purposes. Finally, a majority-in-interest of the Limited Partners may at any time remove the General Partners of the Partnership and elect a successor General Partner.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The General Partners manage all of the Partnership's affairs. The transactions with the General Partners are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner's interests in the Partnership, as discussed in Item 11 and in the notes to the Partnership's financial statements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid to the Partnership's principal independent registered public accounting firm for the years ended March 31:

                                                       2008                2007
                                                      -------            -------

Audit Fees                                            $41,533            $13,776
Audit-related Fees                                         --                 --
Tax Fees                                                2,755              3,000
All Other Fees                                             --                 --
                                                      -------            -------
TOTAL                                                 $44,288            $16,776
                                                      =======            =======

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership's independent auditors are pre-approved by the General Partner.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)   List of Financial statements included in Part II hereof:
         --------------------------------------------------------

         Balance Sheets, March 31, 2008 and 2007
         Statements of Operations for the years ended March 31, 2008, 2007 and 2006 Statements of Partners' Deficit for the years ended March 31, 2008, 2007 and 2006 Statements of Cash Flows for the years ended March 31, 2008, 2007 and 2006 Notes to Financial Statements

(a)(2)   List of Financial statement schedules included in Part IV hereof:
         -----------------------------------------------------------------

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

WNC HOUSING TAX CREDIT FUND III, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2008

                                           ------------------------  ---------------------------------------------------------------
                                             AS OF MARCH 31, 2008                       AS OF DECEMBER 31, 2007
                                           ------------------------  ---------------------------------------------------------------
                                             TOTAL                    MORTGAGE
                                           INVESTMENT    AMOUNT OF    BALANCES
                                            IN LOCAL     INVESTMENT   OF LOCAL                  BUILDING
    LOCAL LIMITED                            LIMITED      PAID TO      LIMITED                     AND      ACCUMULATED    NET BOOK
  PARTNERSHIP NAME          LOCATION       PARTNERSHIP      DATE     PARTNERSHIPS    LAND      IMPROVEMENTS DEPRECIATION    VALUE
------------------------------------------------------------------------------------------------------------------------------------

Beaumont Elderly        Beaumont,
Housing, L.P.           Mississippi        $   229,000  $   229,000  $   905,000  $    62,000  $ 1,248,000  $   421,000  $   889,000

Brownfield Seniors      Brownfield, Texas
Community, Ltd.                                147,000      147,000      693,000       38,000      818,000      283,000      573,000

Buffalo Apartments,     Buffalo, Texas
Ltd.                                            91,000       91,000      385,000       10,000      633,000      238,000      405,000

Cambridge Court         Grottoes, Virginia
Associates Limited
Partnership                                    254,000      254,000    1,268,000       58,000    1,594,000      634,000    1,018,000

Candleridge Apartments  Bondurant, Iowa
of Bondurant L.P.                               99,000       99,000      564,000       48,000      834,000      450,000      432,000

Candleridge Apartments  Waukee, Iowa
of Waukee L.P.                                 101,000      101,000      619,000       87,000      821,000      431,000      477,000

Carlinville Associates  Carlinville,
I, L.P.                 Illinois               105,000      105,000      484,000       37,000      549,000      271,000      315,000

Cherokee Housing, Ltd.  Cedar Bluff,
                        Alabama                110,000      110,000      601,000       44,000      713,000      313,000      444,000

Chester Associates I,   Chester, Illinois
a Limited Partnership                          159,000      159,000      671,000       37,000      997,000      547,000      487,000

Clinton Terrace         Albany, Kentucky
Apartments, Ltd.                               138,000      138,000      736,000       24,000      838,000      313,000      549,000

Coffeeville Housing,    Coffeeville,
Ltd.                    Alabama                103,000      103,000      523,000       34,000      635,000      283,000      386,000


WNC HOUSING TAX CREDIT FUND III, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2008

                                           ------------------------  ---------------------------------------------------------------
                                             AS OF MARCH 31, 2008                       AS OF DECEMBER 31, 2007
                                           ------------------------  ---------------------------------------------------------------
                                             TOTAL                    MORTGAGE
                                           INVESTMENT    AMOUNT OF    BALANCES
                                            IN LOCAL     INVESTMENT   OF LOCAL                  BUILDING
    LOCAL LIMITED                            LIMITED      PAID TO      LIMITED                     AND      ACCUMULATED    NET BOOK
  PARTNERSHIP NAME          LOCATION       PARTNERSHIP      DATE     PARTNERSHIPS    LAND      IMPROVEMENTS DEPRECIATION    VALUE
------------------------------------------------------------------------------------------------------------------------------------

Coosa County Housing,   Rockford, Alabama
Ltd.                                           103,000      103,000      533,000       32,000      661,000      290,000      403,000

Crockett Manor,         Crockett, Texas
Ltd.                                           184,000      184,000      835,000       80,000    1,142,000      436,000      786,000

Crockett Manor Senior   Crockett, Texas
Citizens Complex, Ltd.                         203,000      203,000      988,000       23,000    1,368,000      428,000      963,000

Delta Manor, L.P.       Techula,
                        Mississippi            227,000      227,000    1,201,000       41,000    1,554,000      873,000      722,000

Eupora Apartments,      Eupora,
L.P.                    Mississippi            138,000      138,000    1,169,000       26,000    1,445,000      543,000      928,000

Fairview Village V,     Carroll, Iowa
Limited Partnership                            119,000      119,000      561,000       45,000      770,000      340,000      475,000

Fox Lake Manor Limited  Fox Lake,
Partnership             Wisconsin               84,000       84,000      358,000        6,000      474,000      256,000      224,000

Ft. Deposit Housing,    Fort Deposit,
Ltd.                    Alabama                127,000      127,000      682,000       56,000      811,000      364,000      503,000

Gulf Coast Apartments,  Gulfport,
L.P.                    Mississippi            320,000      320,000    1,333,000       33,000    1,929,000      938,000    1,024,000

Gulf Coast Apartments   Long Beach,
of Long Beach, L.P.     Mississippi            315,000      315,000    1,355,000       47,000    1,927,000      931,000    1,043,000


WNC HOUSING TAX CREDIT FUND III, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2008

                                           ------------------------  ---------------------------------------------------------------
                                             AS OF MARCH 31, 2008                       AS OF DECEMBER 31, 2007
                                           ------------------------  ---------------------------------------------------------------
                                             TOTAL                    MORTGAGE
                                           INVESTMENT    AMOUNT OF    BALANCES
                                            IN LOCAL     INVESTMENT   OF LOCAL                  BUILDING
    LOCAL LIMITED                            LIMITED      PAID TO      LIMITED                     AND      ACCUMULATED    NET BOOK
  PARTNERSHIP NAME          LOCATION       PARTNERSHIP      DATE     PARTNERSHIPS    LAND      IMPROVEMENTS DEPRECIATION    VALUE
------------------------------------------------------------------------------------------------------------------------------------

Heritage Colonial       Blackshear,
Homes, L.P.             Georgia                115,000      115,000      503,000       20,000      732,000      278,000      474,000

HOI Limited             Benson, North
Partnership of Benson   Carolina               269,000      269,000    1,198,000      274,000    1,481,000      683,000    1,072,000

HOI Limited             Dallas, North
Partnership of Dallas   Carolina               366,000      366,000    1,611,000      299,000    2,013,000      983,000    1,329,000

HOI Limited             Dunn, North
Partnership of Dunn     Carolina               170,000      170,000      770,000      190,000      917,000      487,000      620,000

HOI Limited             Kings Mountain,
Partnership of          North Carolina
Kings Mt.                                      262,000      262,000    1,156,000      219,000    1,456,000      699,000      976,000

HOI Limited             Sanford, North
Partnership of Lee      Carolina               419,000      419,000    1,853,000      401,000    2,282,000    1,060,000    1,623,000

HOI Limited             Sanford, North
Partnership of Sanford  Carolina               277,000      277,000    1,641,000      343,000    1,920,000      770,000    1,493,000

HOI Limited             Selma, North
Partnership of Selma    Carolina               271,000      271,000    1,277,000      349,000    1,504,000      732,000    1,121,000

Killbuck Limited        Killbuck, Ohio
Partnership                                    151,000      151,000      726,000       32,000      904,000      509,000      427,000

Lake Ridge Apartments,  Tiptonville,
L.P.                    Tennessee              317,000      317,000    1,417,000       15,000    1,942,000      932,000    1,025,000

Levelland Manor, L.P.   Levelland, Texas       175,000      175,000      878,000       27,000    1,116,000      410,000      733,000


WNC HOUSING TAX CREDIT FUND III, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2008

                                           ------------------------  ---------------------------------------------------------------
                                             AS OF MARCH 31, 2008                       AS OF DECEMBER 31, 2007
                                           ------------------------  ---------------------------------------------------------------
                                             TOTAL                    MORTGAGE
                                           INVESTMENT    AMOUNT OF    BALANCES
                                            IN LOCAL     INVESTMENT   OF LOCAL                  BUILDING
    LOCAL LIMITED                            LIMITED      PAID TO      LIMITED                     AND      ACCUMULATED    NET BOOK
  PARTNERSHIP NAME          LOCATION       PARTNERSHIP      DATE     PARTNERSHIPS    LAND      IMPROVEMENTS DEPRECIATION    VALUE
------------------------------------------------------------------------------------------------------------------------------------

Logan Park Associates   Caldwell, Idaho
Limited Partnership                            571,000      571,000    2,209,000       60,000    2,989,000    1,270,000    1,779,000

Meadow Run Associates   Gordonsville,
Limited Partnership     Virginia               302,000      302,000    1,455,000       46,000    1,810,000      657,000    1,199,000

Oakdale Senior Housing  Oakdale,
Limited Partnership     California             919,000      919,000    2,652,000      400,000    4,271,000    2,058,000    2,613,000

Orange Beach Housing,   Orange Beach,
Ltd.                    Alabama                208,000      208,000    1,051,000       73,000    1,319,000      509,000      883,000

Parks I Limited         Chatham, Virginia
Partnership                                    253,000      253,000    1,197,000       63,000    1,598,000      643,000    1,018,000

Post Manor, L.P.        Post, Texas            122,000      122,000      614,000       35,000      703,000      261,000      477,000

Red Bud Associates I,   Red Bud, Illinois
a Limited Partnership                          135,000      135,000      580,000       30,000      931,000      495,000      466,000

Steeleville Associates  Steeleville,
I, a Limited            Illinois
Partnership                                    110,000      110,000      523,000       32,000      709,000      383,000      358,000

Tanglewood Limited      Frankfurt, Ohio
Partnership                                    212,000      212,000    1,034,000       20,000    1,309,000      722,000      607,000

Village Lane            Farmington,
Properties, a Limited   Arkansas
Partnership                                    168,000      168,000      855,000      130,000      854,000      521,000      463,000

Whitted Forest Limited  Hillsborough,
Partnership             North Carolina         685,000      685,000      863,000      118,000    1,915,000      595,000    1,438,000


WNC HOUSING TAX CREDIT FUND III, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2008

                                           ------------------------  ---------------------------------------------------------------
                                             AS OF MARCH 31, 2008                       AS OF DECEMBER 31, 2007
                                           ------------------------  ---------------------------------------------------------------
                                             TOTAL                    MORTGAGE
                                           INVESTMENT    AMOUNT OF    BALANCES
                                            IN LOCAL     INVESTMENT   OF LOCAL                  BUILDING
    LOCAL LIMITED                            LIMITED      PAID TO      LIMITED                     AND      ACCUMULATED    NET BOOK
  PARTNERSHIP NAME          LOCATION       PARTNERSHIP      DATE     PARTNERSHIPS    LAND      IMPROVEMENTS DEPRECIATION    VALUE
------------------------------------------------------------------------------------------------------------------------------------

Wilcam Housing, Ltd.    Camden, Alabama        106,000      106,000      603,000       26,000      748,000      306,000      468,000

Wills Point Manor,      Wills Point, Texas
L.P.                                           124,000      124,000      611,000       26,000      741,000      277,000      490,000

Windmere Associates     Lexington,
Limited Partnership     Virginia               291,000      291,000    1,448,000      124,000    1,744,000      626,000    1,242,000

Woodlands Apartments,   Mount Pleasant,
L.P.                    Texas                  239,000      239,000    1,216,000       46,000    1,495,000      556,000      985,000

Woodview Limited        Chillicothe,
Partnership             Illinois and
                        Glassford,
                        Illinois               269,000      269,000    1,160,000       33,000    1,667,000      718,000      982,000
                                           -----------  -----------  -----------  -----------  -----------  -----------  -----------

                                           $10,862,000  $10,862,000  $47,565,000  $ 4,299,000  $62,831,000  $27,723,000  $39,407,000
                                           ===========  ===========  ===========  ===========  ===========  ===========  ===========


WNC HOUSING TAX CREDIT FUND III, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2008

                                        -------------------------------------------------------------
                                                     FOR THE YEAR ENDED DECEMBER 31, 2007
                                        -------------------------------------------------------------
                                                           NET        YEAR                 ESTIMATED
                                           RENTAL         INCOME   INVESTMENT             USEFUL LIFE
   LOCAL LIMITED PARTNERSHIP NAME          INCOME         (LOSS)    ACQUIRED   STATUS       (YEARS)
-----------------------------------------------------------------------------------------------------

Beaumont Elderly Housing, L.P.          $   146,000    $    (3,000)   1995   Completed         45

Brownfield Seniors Community, Ltd.          124,000        (10,000)   1994   Completed         40

Buffalo Apartments, Ltd.                    101,000          1,000    1995   Completed         35

Cambridge Court Associates Limited
Partnership                                 175,000         (6,000)   1992   Completed         35

Candleridge Apartments of Bondurant
L.P.                                        127,000        (20,000)   1992   Completed       27.5

Candleridge Apartments of Waukee L.P.       132,000          5,000    1992   Completed       27.5

Carlinville Associates I, L.P.               85,000         (5,000)   1994   Completed         30

Cherokee Housing, Ltd.                       90,000         (8,000)   1993   Completed         40

Chester Associates I, a Limited
Partnership                                  85,000        (34,000)   1992   Completed       27.5

Clinton Terrace Apartments, Ltd.            100,000         (9,000)   1993   Completed         40

Coffeeville Housing, Ltd.                    77,000         (8,000)   1993   Completed         40

Coosa County Housing, Ltd.                   87,000         (1,000)   1992   Completed         40

Crockett Manor, Ltd.                        179,000        (20,000)   1994   Completed         40

Crockett Manor Senior Citizens
Complex, Ltd.                               149,000          6,000    1993   Completed         50

Delta Manor, L.P.                           195,000        (47,000)   1993   Completed       27.5

Eupora Apartments, L.P.                     133,000        (13,000)   1992   Completed         40

Fairview Village V, Limited
Partnership                                  85,000         (9,000)   1992   Completed         40

Fox Lake Manor Limited Partnership           33,000        (20,000)   1994   Completed       27.5

Ft. Deposit Housing, Ltd.                   102,000        (18,000)   1992   Completed         40

Gulf Coast Apartments, L.P.                 284,000         12,000    1993   Completed         30


WNC HOUSING TAX CREDIT FUND III, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2008

                                        -------------------------------------------------------------
                                                     FOR THE YEAR ENDED DECEMBER 31, 2007
                                        -------------------------------------------------------------
                                                           NET        YEAR                 ESTIMATED
                                           RENTAL         INCOME   INVESTMENT             USEFUL LIFE
   LOCAL LIMITED PARTNERSHIP NAME          INCOME         (LOSS)    ACQUIRED   STATUS       (YEARS)
-----------------------------------------------------------------------------------------------------

Gulf Coast Apartments of Long Beach,
L.P.                                        277,000         32,000    1993   Completed         30

Heritage Colonial Homes, L.P.               118,000        (22,000)   1994   Completed         40

HOI Limited Partnership of Benson           247,000         (1,000)   1993   Completed         40

HOI Limited Partnership of Dallas           283,000        (16,000)   1993   Completed         40

HOI Limited Partnership of Dunn             159,000         (4,000)   1993   Completed         40

HOI Limited Partnership of Kings Mt.        191,000        (17,000)   1993   Completed         40

HOI Limited Partnership of Lee              378,000        (43,000)   1993   Completed         40

HOI Limited Partnership of Sanford          294,000        (36,000)   1993   Completed         40

HOI Limited Partnership of Selma            294,000          2,000    1993   Completed         40

Killbuck Limited Partnership                 99,000        (17,000)   1992   Completed       27.5

Lake Ridge Apartments, L.P.                 206,000        (26,000)   1994   Completed         50

Levelland Manor, L.P.                       140,000        (10,000)   1993   Completed         40

Logan Park Associates Limited
Partnership                                 444,000        (21,000)   1993   Completed       27.5

Meadow Run Associates Limited
Partnership                                 194,000        (34,000)   1992   Completed         35

Oakdale Senior Housing Limited
Partnership                                 512,000        (74,000)   1993   Completed         30

Orange Beach Housing, Ltd.                  129,000        (41,000)   1994   Completed         40

Parks I Limited Partnership                 149,000        (32,000)   1993   Completed         40

Post Manor, L.P.                             87,000        (18,000)   1992   Completed         40

Red Bud Associates I, a Limited
Partnership                                  81,000        (19,000)   1992   Completed       27.5

Steeleville Associates I, a Limited
Partnership                                  65,000        (17,000)   1992   Completed       27.5


WNC HOUSING TAX CREDIT FUND III, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2008

                                        -------------------------------------------------------------
                                                     FOR THE YEAR ENDED DECEMBER 31, 2007
                                        -------------------------------------------------------------
                                                           NET        YEAR                 ESTIMATED
                                           RENTAL         INCOME   INVESTMENT             USEFUL LIFE
   LOCAL LIMITED PARTNERSHIP NAME          INCOME         (LOSS)    ACQUIRED   STATUS       (YEARS)
-----------------------------------------------------------------------------------------------------

Tanglewood Limited Partnership              130,000        (29,000)   1992   Completed       27.5

Village Lane Properties, a Limited
Partnership                                 199,000        (24,000)   1993   Completed         25

Whitted Forest Limited Partnership          184,000        (49,000)   1993   Completed         40

Wilcam Housing, Ltd.                         76,000        (20,000)   1993   Completed         40

Wills Point Manor, L.P.                      89,000        (11,000)   1992   Completed         40

Windmere Associates Limited
Partnership                                 195,000        (34,000)   1992   Completed         35

Woodlands Apartments, L.P.                  175,000        (28,000)   1992   Completed         40

Woodview Limited Partnership                197,000          2,000    1992   Completed         40
                                        -----------    -----------

                                        $ 8,081,000    $  (814,000)
                                        ===========    ===========



WNC HOUSING TAX CREDIT FUND III, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2007

                                           ------------------------  ---------------------------------------------------------------
                                             AS OF MARCH 31, 2007                       AS OF DECEMBER 31, 2006
                                           ------------------------  ---------------------------------------------------------------
                                             TOTAL                    MORTGAGE
                                           INVESTMENT    AMOUNT OF    BALANCES
                                            IN LOCAL     INVESTMENT   OF LOCAL                  BUILDING
    LOCAL LIMITED                            LIMITED      PAID TO      LIMITED                     AND      ACCUMULATED    NET BOOK
  PARTNERSHIP NAME          LOCATION       PARTNERSHIP      DATE     PARTNERSHIPS    LAND      IMPROVEMENTS DEPRECIATION    VALUE
------------------------------------------------------------------------------------------------------------------------------------

Beaumont Elderly        Beaumont,
Housing, L.P.           Mississippi        $   229,000  $   229,000  $   909,000  $    62,000  $ 1,248,000  $   388,000  $   922,000

Brownfield Seniors      Brownfield, Texas
Community, Ltd.                                147,000      147,000      696,000       38,000      811,000      261,000      588,000

Buffalo Apartments,     Buffalo, Texas
Ltd.                                            91,000       91,000      390,000       10,000      627,000      217,000      420,000

Cambridge Court         Grottoes, Virginia
Associates Limited
Partnership                                    254,000      254,000    1,278,000       59,000    1,594,000      596,000    1,057,000

Candleridge Apartments  Bondurant, Iowa
of Bondurant L.P.                               99,000       99,000      570,000       48,000      834,000      417,000      465,000

Candleridge Apartments  Waukee, Iowa
of Waukee L.P.                                 101,000      101,000      625,000       87,000      821,000      399,000      509,000

Carlinville Associates  Carlinville,
I, L.P.                 Illinois               105,000      105,000      487,000       37,000      539,000      252,000      324,000

Cherokee Housing, Ltd.  Cedar Bluff,
                        Alabama                110,000      110,000      604,000       44,000      712,000      293,000      463,000

Chester Associates  I,  Chester, Illinois
a Limited Partnership                          159,000      159,000      674,000       37,000      989,000      508,000      518,000

Clinton Terrace         Albany, Kentucky
Apartments, Ltd.                               138,000      138,000      742,000       24,000      906,000      359,000      571,000


WNC HOUSING TAX CREDIT FUND III, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2007

                                           ------------------------  ---------------------------------------------------------------
                                             AS OF MARCH 31, 2007                       AS OF DECEMBER 31, 2006
                                           ------------------------  ---------------------------------------------------------------
                                             TOTAL                    MORTGAGE
                                           INVESTMENT    AMOUNT OF    BALANCES
                                            IN LOCAL     INVESTMENT   OF LOCAL                  BUILDING
    LOCAL LIMITED                            LIMITED      PAID TO      LIMITED                     AND      ACCUMULATED    NET BOOK
  PARTNERSHIP NAME          LOCATION       PARTNERSHIP      DATE     PARTNERSHIPS    LAND      IMPROVEMENTS DEPRECIATION    VALUE
------------------------------------------------------------------------------------------------------------------------------------

Coffeeville Housing,    Coffeeville,
Ltd.                    Alabama                103,000      103,000      526,000       34,000      635,000      267,000      402,000

Coosa County Housing,   Rockford, Alabama
Ltd.                                           103,000      103,000      537,000       32,000      661,000      273,000      420,000

Crockett Manor, Ltd.    Crockett, Texas        184,000      184,000      845,000       80,000    1,134,000      401,000      813,000

Crockett Manor Senior   Crockett, Texas
Citizens Complex, Ltd.                         203,000      203,000      994,000       23,000    1,363,000      392,000      994,000

Delta Manor, L.P.       Techula,
                        Mississippi            227,000      227,000    1,206,000       41,000    1,542,000      814,000      769,000

Eupora Apartments,      Eupora,
L.P.                    Mississippi            138,000      138,000    1,175,000       26,000    1,445,000      508,000      963,000

Fairview Village V,     Carroll, Iowa
Limited Partnership                            119,000      119,000      567,000       45,000      765,000      317,000      493,000

Fox Lake Manor Limited  Fox Lake,
Partnership             Wisconsin               84,000       84,000      361,000        6,000      473,000      239,000      240,000

Ft. Deposit Housing,    Fort Deposit,
Ltd.                    Alabama                127,000      127,000      686,000       56,000      811,000      344,000      523,000

Gulf Coast Apartments,  Gulfport,
L.P.                    Mississippi            320,000      320,000    1,352,000       33,000    1,908,000      882,000    1,059,000


WNC HOUSING TAX CREDIT FUND III, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2007

                                           ------------------------  ---------------------------------------------------------------
                                             AS OF MARCH 31, 2007                       AS OF DECEMBER 31, 2006
                                           ------------------------  ---------------------------------------------------------------
                                             TOTAL                    MORTGAGE
                                           INVESTMENT    AMOUNT OF    BALANCES
                                            IN LOCAL     INVESTMENT   OF LOCAL                  BUILDING
    LOCAL LIMITED                            LIMITED      PAID TO      LIMITED                     AND      ACCUMULATED    NET BOOK
  PARTNERSHIP NAME          LOCATION       PARTNERSHIP      DATE     PARTNERSHIPS    LAND      IMPROVEMENTS DEPRECIATION    VALUE
------------------------------------------------------------------------------------------------------------------------------------

Gulf Coast Apartments   Long Beach,
of Long Beach, L.P.     Mississippi            315,000      315,000    1,372,000       47,000    1,910,000      875,000    1,082,000

Heritage Colonial       Blackshear,
Homes, L.P.             Georgia                115,000      115,000      508,000       20,000      732,000      259,000      493,000

HOI Limited             Benson, North
Partnership of Benson   Carolina               269,000      269,000    1,064,000      274,000    1,468,000      650,000    1,092,000

HOI Limited             Dallas, North
Partnership of Dallas   Carolina               366,000      366,000    1,628,000      299,000    2,005,000      923,000    1,381,000

HOI Limited             Dunn, North
Partnership of Dunn     Carolina               170,000      170,000      779,000      190,000      917,000      460,000      647,000

HOI Limited             Kings Mountain,
Partnership of Kings    North Carolina
Mt.                                            262,000      262,000    1,170,000      219,000    1,427,000      654,000      992,000

HOI Limited             Sanford, North
Partnership of Lee      Carolina               419,000      419,000    1,876,000      401,000    2,282,000      992,000    1,691,000

HOI Limited             Sanford, North
Partnership of Sanford  Carolina               277,000      277,000    1,647,000      338,000    1,917,000      695,000    1,560,000

HOI Limited             Selma, North
Partnership of Selma    Carolina               271,000      271,000    1,054,000      315,000    1,505,000      716,000    1,104,000

Killbuck Limited        Killbuck, Ohio
Partnership                                    151,000      151,000      730,000       32,000      904,000      477,000      459,000


WNC HOUSING TAX CREDIT FUND III, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2007

                                           ------------------------  ---------------------------------------------------------------
                                             AS OF MARCH 31, 2007                       AS OF DECEMBER 31, 2006
                                           ------------------------  ---------------------------------------------------------------
                                             TOTAL                    MORTGAGE
                                           INVESTMENT    AMOUNT OF    BALANCES
                                            IN LOCAL     INVESTMENT   OF LOCAL                  BUILDING
    LOCAL LIMITED                            LIMITED      PAID TO      LIMITED                     AND      ACCUMULATED    NET BOOK
  PARTNERSHIP NAME          LOCATION       PARTNERSHIP      DATE     PARTNERSHIPS    LAND      IMPROVEMENTS DEPRECIATION    VALUE
------------------------------------------------------------------------------------------------------------------------------------

Lake Ridge Apartments,  Tiptonville,
L.P.                    Tennessee              317,000      317,000    1,424,000       15,000    1,907,000      856,000    1,066,000

Levelland Manor, L.P.   Levelland, Texas       175,000      175,000      883,000       27,000    1,116,000      382,000      761,000

Logan Park Associates   Caldwell, Idaho
Limited Partnership                            571,000      571,000    2,220,000       60,000    2,989,000    1,201,000    1,848,000

Meadow Run Associates   Gordonsville,
Limited Partnership     Virginia               302,000      302,000    1,462,000       46,000    1,810,000      614,000    1,242,000

Oakdale Senior Housing  Oakdale,
Limited Partnership     California             919,000      919,000    2,712,000      400,000    4,271,000    1,916,000    2,755,000

Orange Beach Housing,   Orange Beach,
Ltd.                    Alabama                208,000      208,000    1,058,000       73,000    1,313,000      472,000      914,000

Parks I Limited         Chatham, Virginia
Partnership                                    253,000      253,000    1,205,000       63,000    1,598,000      601,000    1,060,000

Post Manor, L.P.        Post, Texas            122,000      122,000      617,000       35,000      703,000      244,000      494,000

Red Bud Associates I,   Red Bud, Illinois
a Limited Partnership                          135,000      135,000      583,000       30,000      931,000      457,000      504,000

Steeleville Associates  Steeleville,
I, a Limited            Illinois
Partnership                                    110,000      110,000      525,000       32,000      707,000      357,000      382,000

Tanglewood Limited      Frankfurt, Ohio
Partnership                                    212,000      212,000    1,040,000       20,000    1,308,000      677,000      651,000


WNC HOUSING TAX CREDIT FUND III, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2007

                                           ------------------------  ---------------------------------------------------------------
                                             AS OF MARCH 31, 2007                       AS OF DECEMBER 31, 2006
                                           ------------------------  ---------------------------------------------------------------
                                             TOTAL                    MORTGAGE
                                           INVESTMENT    AMOUNT OF    BALANCES
                                            IN LOCAL     INVESTMENT   OF LOCAL                  BUILDING
    LOCAL LIMITED                            LIMITED      PAID TO      LIMITED                     AND      ACCUMULATED    NET BOOK
  PARTNERSHIP NAME          LOCATION       PARTNERSHIP      DATE     PARTNERSHIPS    LAND      IMPROVEMENTS DEPRECIATION    VALUE
------------------------------------------------------------------------------------------------------------------------------------

Village Lane            Farmington,
Properties, a Limited   Arkansas
Partnership                                    168,000      168,000     861,0000      130,000      854,000      487,000      497,000

Whitted Forest Limited  Hillsborough,
Partnership             North Carolina         685,000      685,000      882,000      118,000    1,915,000      559,000    1,474,000

Wilcam Housing, Ltd.    Camden, Alabama        106,000      106,000      606,000       26,000      748,000      287,000      487,000

Wills Point Manor,      Wills Point, Texas
L.P.                                           124,000      124,000      614,000       26,000      741,000      259,000      508,000

Windmere Associates     Lexington,
Limited Partnership     Virginia               291,000      291,000    1,454,000      124,000    1,744,000      584,000    1,284,000

Woodlands Apartments,   Mount Pleasant,
L.P.                    Texas                  239,000      239,000    1,222,000       46,000    1,495,000      518,000    1,023,000

Woodview Limited        Chillicothe,
Partnership             Illinois and
                        Glassford,
                        Illinois               269,000      269,000    1,166,000       33,000    1,653,000      674,000    1,012,000
                                           -----------  -----------  -----------  -----------  -----------  -----------  -----------

                                           $10,862,000  $10,862,000  $47,586,000  $ 4,261,000  $62,688,000  $25,973,000  $40,976,000
                                           ===========  ===========  ===========  ===========  ===========  ===========  ===========


WNC HOUSING TAX CREDIT FUND III, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2007

                                        -------------------------------------------------------------
                                                     FOR THE YEAR ENDED DECEMBER 31, 2006
                                        -------------------------------------------------------------
                                                           NET        YEAR                 ESTIMATED
                                           RENTAL         INCOME   INVESTMENT             USEFUL LIFE
   LOCAL LIMITED PARTNERSHIP NAME          INCOME         (LOSS)    ACQUIRED   STATUS       (YEARS)
-----------------------------------------------------------------------------------------------------

Beaumont Elderly Housing, L.P.          $   143,000    $    (2,000)   1995   Completed         45

Brownfield Seniors Community, Ltd.          126,000        (14,000)   1994   Completed         40

Buffalo Apartments, Ltd.                     99,000          1,000    1995   Completed         35

Cambridge Court Associates Limited
Partnership                                 163,000        (46,000)   1992   Completed         35

Candleridge Apartments of Bondurant         124,000        (11,000)   1992   Completed       27.5

Candleridge Apartments of Waukee L.P.       138,000         (3,000)   1992   Completed       27.5

Carlinville Associates I, L.P.               73,000         (3,000)   1994   Completed         30

Cherokee Housing, Ltd.                       82,000         (9,000)   1993   Completed         40

Chester Associates  I, a Limited
Partnership                                  85,000        (30,000)   1992   Completed       27.5

Clinton Terrace Apartments, Ltd.             94,000         (5,000)   1993   Completed         40

Coffeeville Housing, Ltd.                    76,000          3,000    1993   Completed         40

Coosa County Housing, Ltd.                   82,000          1,000    1992   Completed         40

Crockett Manor, Ltd.                        173,000          2,000    1994   Completed         40

Crockett Manor Senior Citizens
Complex, Ltd.                               149,000        (25,000)   1993   Completed         50

Delta Manor, L.P.                           173,000        (45,000)   1993   Completed       27.5

Eupora Apartments, L.P.                     125,000        (22,000)   1992   Completed         40

Fairview Village V, Limited
Partnership                                  71,000        (12,000)   1992   Completed         40

Fox Lake Manor Limited Partnership           32,000         18,000    1994   Completed       27.5

Ft. Deposit Housing, Ltd.                   104,000         (7,000)   1992   Completed         40

Gulf Coast Apartments, L.P.                 255,000        (18,000)   1993   Completed         30



WNC HOUSING TAX CREDIT FUND III, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2007

                                        -------------------------------------------------------------
                                                     FOR THE YEAR ENDED DECEMBER 31, 2006
                                        -------------------------------------------------------------
                                                           NET        YEAR                 ESTIMATED
                                           RENTAL         INCOME   INVESTMENT             USEFUL LIFE
   LOCAL LIMITED PARTNERSHIP NAME          INCOME         (LOSS)    ACQUIRED   STATUS       (YEARS)
-----------------------------------------------------------------------------------------------------

Gulf Coast Apartments of Long Beach,
L.P.                                        265,000         14,000    1993   Completed         30

Heritage Colonial Homes, L.P.               125,000        (17,000)   1994   Completed         40

HOI Limited Partnership of Benson           250,000         (7,000)   1993   Completed         40

HOI Limited Partnership of Dallas           272,000        (35,000)   1993   Completed         40

HOI Limited Partnership of Dunn             156,000        (19,000)   1993   Completed         40

HOI Limited Partnership of Kings Mt.        190,000         (9,000)   1993   Completed         40

HOI Limited Partnership of Lee              365,000        (70,000)   1993   Completed         40

HOI Limited Partnership of Sanford          297,000        (56,000)   1993   Completed         40

HOI Limited Partnership of Selma            287,000        (37,000)   1993   Completed         40

Killbuck Limited Partnership                 94,000        (20,000)   1992   Completed       27.5

Lake Ridge Apartments, L.P.                 182,000        (32,000)   1994   Completed         50

Levelland Manor, L.P.                       137,000        (20,000)   1993   Completed         40

Logan Park Associates Limited
Partnership                                 448,000        (25,000)   1993   Completed       27.5

Meadow Run Associates Limited
Partnership                                 188,000        (29,000)   1992   Completed         35

Oakdale Senior Housing Limited
Partnership                                 474,000       (146,000)   1993   Completed         30

Orange Beach Housing, Ltd.                  132,000        (17,000)   1994   Completed         40

Parks I Limited Partnership                 226,000        (24,000)   1993   Completed         40

Post Manor, L.P.                             95,000         (3,000)   1992   Completed         40

Red Bud Associates I, a Limited
Partnership                                  76,000        (27,000)   1992   Completed       27.5

Steeleville Associates I, a Limited
Partnership                                  63,000        (12,000)   1992   Completed       27.5

Tanglewood Limited Partnership              121,000        (30,000)   1992   Completed       27.5


WNC HOUSING TAX CREDIT FUND III, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2007

                                        -------------------------------------------------------------
                                                     FOR THE YEAR ENDED DECEMBER 31, 2006
                                        -------------------------------------------------------------
                                                           NET        YEAR                 ESTIMATED
                                           RENTAL         INCOME   INVESTMENT             USEFUL LIFE
   LOCAL LIMITED PARTNERSHIP NAME          INCOME         (LOSS)    ACQUIRED   STATUS       (YEARS)
-----------------------------------------------------------------------------------------------------

Village Lane Properties, a Limited
Partnership                                 189,000        (19,000)   1993   Completed         25

Whitted Forest Limited Partnership          189,000        (63,000)   1993   Completed         40

Wilcam Housing, Ltd.                         79,000        (18,000)   1993   Completed         40

Wills Point Manor, L.P.                      91,000         (9,000)   1992   Completed         40

Windmere Associates Limited
Partnership                                 189,000        (30,000)   1992   Completed         35

Woodlands Apartments, L.P.                  181,000         (6,000)   1992   Completed         40

Woodview Limited Partnership                179,000        (28,000)   1992   Completed         40
                                        -----------    -----------

                                        $ 7,907,000    $(1,021,000)
                                        ===========    ===========



WNC HOUSING TAX CREDIT FUND III, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2006

                                           ------------------------  ---------------------------------------------------------------
                                             AS OF MARCH 31, 2006                       AS OF DECEMBER 31, 2005
                                           ------------------------  ---------------------------------------------------------------
                                             TOTAL                    MORTGAGE
                                           INVESTMENT    AMOUNT OF    BALANCES
                                            IN LOCAL     INVESTMENT   OF LOCAL                  BUILDING
    LOCAL LIMITED                            LIMITED      PAID TO      LIMITED                     AND      ACCUMULATED    NET BOOK
  PARTNERSHIP NAME          LOCATION       PARTNERSHIP      DATE     PARTNERSHIPS    LAND      IMPROVEMENTS DEPRECIATION    VALUE
------------------------------------------------------------------------------------------------------------------------------------

Beaumont Elderly        Beaumont,
Housing, L.P.           Mississippi        $   229,000  $   229,000  $   913,000  $    62,000  $ 1,248,000  $   354,000  $   956,000

Brownfield Seniors      Brownfield, Texas
Community, Ltd.                                147,000      147,000      675,000       38,000      809,000      239,000      608,000

Buffalo Apartments,     Buffalo, Texas
Ltd.                                            91,000       91,000      394,000       10,000      605,000      198,000      417,000

Cambridge Court         Grottoes, Virginia
Associates Limited
Partnership                                    254,000      254,000    1,287,000       58,000    1,594,000      558,000    1,094,000

Candleridge Apartments  Bondurant, Iowa
pf Bondurant L.P.                               99,000       99,000      575,000       48,000      798,000      383,000      463,000

Candleridge Apartments  Waukee, Iowa
of Waukee L.P.                                 101,000      101,000      630,000       87,000      819,000      366,000      540,000

Carlinville Associates  Carlinville,
I, L.P.                 Illinois               105,000      105,000      489,000       37,000      527,000      235,000      329,000

Cherokee Housing, Ltd.  Cedar Bluff,
                        Alabama                110,000      110,000      607,000       44,000      712,000      273,000      483,000

Chester Associates      Chester, Illinois
I, a Limited
Partnership                                    159,000      159,000      678,000       37,000      987,000      470,000      554,000

Clinton Terrace         Albany, Kentucky
Apartments, Ltd.                               138,000      138,000      747,000       25,000      906,000      338,000      593,000

Coffeeville Housing,    Coffeeville,
Ltd.                    Alabama                103,000      103,000      529,000       34,000      629,000      251,000      412,000



WNC HOUSING TAX CREDIT FUND III, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2006

                                           ------------------------  ---------------------------------------------------------------
                                             AS OF MARCH 31, 2006                       AS OF DECEMBER 31, 2005
                                           ------------------------  ---------------------------------------------------------------
                                             TOTAL                    MORTGAGE
                                           INVESTMENT    AMOUNT OF    BALANCES
                                            IN LOCAL     INVESTMENT   OF LOCAL                  BUILDING
    LOCAL LIMITED                            LIMITED      PAID TO      LIMITED                     AND      ACCUMULATED    NET BOOK
  PARTNERSHIP NAME          LOCATION       PARTNERSHIP      DATE     PARTNERSHIPS    LAND      IMPROVEMENTS DEPRECIATION    VALUE
------------------------------------------------------------------------------------------------------------------------------------

Coosa County Housing,   Rockford, Alabama
Ltd.                                           103,000      103,000      542,000       32,000     661,000       256,000      437,000

Crockett Manor, Ltd.    Crockett, Texas        184,000      184,000      855,000       80,000   1,128,000       368,000      840,000

Crockett Manor Senior   Crockett, Texas
Citizens Complex, Ltd.                         203,000      203,000      999,000       23,000   1,347,000       357,000    1,013,000

Delta Manor, L.P.       Techula,
                        Mississippi            227,000      227,000    1,212,000       42,000   1,532,000       756,000      818,000

Eupora Apartments,      Eupora,
L.P.                    Mississippi            138,000      138,000    1,181,000       26,000   1,396,000       473,000      949,000

Fairview Village V,     Carroll, Iowa
Limited Partnership                            119,000      119,000      572,000       45,000     763,000       295,000      513,000

Fox Lake Manor Limited  Fox Lake,
Partnership             Wisconsin               84,000       84,000      364,000        7,000      388,000      186,000      209,000

Ft. Deposit Housing,    Fort Deposit,
Ltd.                    Alabama                127,000      127,000      689,000       56,000      811,000      323,000      544,000

Gulf Coast Apartments,  Gulfport,
L.P.                    Mississippi            320,000      320,000    1,368,000       33,000    1,901,000      830,000    1,104,000

Gulf Coast Apartments   Long Beach,
of Long Beach, L.P.     Mississippi            315,000      315,000    1,387,000       47,000    1,902,000      821,000    1,128,000

Heritage Colonial       Blackshear,
Homes, L.P.             Georgia                115,000      115,000      511,000       20,000      732,000      241,000      511,000


WNC HOUSING TAX CREDIT FUND III, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2006

                                           ------------------------  ---------------------------------------------------------------
                                             AS OF MARCH 31, 2006                       AS OF DECEMBER 31, 2005
                                           ------------------------  ---------------------------------------------------------------
                                             TOTAL                    MORTGAGE
                                           INVESTMENT    AMOUNT OF    BALANCES
                                            IN LOCAL     INVESTMENT   OF LOCAL                  BUILDING
    LOCAL LIMITED                            LIMITED      PAID TO      LIMITED                     AND      ACCUMULATED    NET BOOK
  PARTNERSHIP NAME          LOCATION       PARTNERSHIP      DATE     PARTNERSHIPS    LAND      IMPROVEMENTS DEPRECIATION    VALUE
------------------------------------------------------------------------------------------------------------------------------------

HOI Limited             Benson, North
Partnership of Benson   Carolina               269,000      269,000    1,091,000      274,000    1,468,000      604,000    1,138,000

HOI Limited             Dallas, North
Partnership of Dallas   Carolina               366,000      366,000    1,643,000      299,000    1,995,000      863,000    1,431,000

HOI Limited             Dunn, North
Partnership of Dunn     Carolina               170,000      170,000      787,000      190,000      917,000      432,000      675,000

HOI Limited             Kings Mountain,
Partnership of Kings    North Carolina
Mt.                                            262,000      262,000    1,182,000      219,000    1,426,000      611,000    1,034,000

HOI Limited             Sanford, North
Partnership of Lee      Carolina               419,000      419,000    1,897,000      391,000    2,282,000      923,000    1,750,000

HOI Limited             Sanford, North
Partnership of Sanford  Carolina               277,000      277,000    1,654,000      331,000    1,916,000      620,000    1,627,000

HOI Limited             Selma, North
Partnership of Selma    Carolina               271,000      271,000    1,087,000      315,000    1,505,000      672,000    1,148,000

Killbuck Limited        Killbuck, Ohio
Partnership                                    151,000      151,000      734,000       32,000      904,000      445,000      491,000

Lake Ridge Apartments,  Tiptonville,
L.P.                    Tennessee              317,000      317,000    1,431,000       15,000    1,893,000      786,000    1,122,000

Levelland Manor, L.P.   Levelland, Texas       175,000      175,000      887,000       27,000    1,099,000      354,000      772,000

Logan Park Associates   Caldwell, Idaho
Limited Partnership                            571,000      571,000    2,231,000       60,000    2,989,000    1,131,000    1,918,000


WNC HOUSING TAX CREDIT FUND III, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2006

                                           ------------------------  ---------------------------------------------------------------
                                             AS OF MARCH 31, 2006                       AS OF DECEMBER 31, 2005
                                           ------------------------  ---------------------------------------------------------------
                                             TOTAL                    MORTGAGE
                                           INVESTMENT    AMOUNT OF    BALANCES
                                            IN LOCAL     INVESTMENT   OF LOCAL                  BUILDING
    LOCAL LIMITED                            LIMITED      PAID TO      LIMITED                     AND      ACCUMULATED    NET BOOK
  PARTNERSHIP NAME          LOCATION       PARTNERSHIP      DATE     PARTNERSHIPS    LAND      IMPROVEMENTS DEPRECIATION    VALUE
------------------------------------------------------------------------------------------------------------------------------------

Meadow Run Associates   Gordonsville,
Limited Partnership     Virginia               302,000      302,000    1,467,000       46,000    1,810,000      570,000    1,286,000

Oakdale Senior Housing  Oakdale,
Limited Partnership     California             919,000      919,000    2,796,000      400,000    4,271,000    1,774,000    2,897,000

Orange Beach Housing,   Orange Beach,
Ltd.                    Alabama                208,000      208,000    1,064,000       73,000    1,313,000      436,000      950,000

Parks I Limited         Chatham, Virginia
Partnership                                    253,000      253,000    1,213,000       63,000    1,596,000      559,000    1,100,000

Post Manor, L.P.        Post, Texas            122,000      122,000      620,000       35,000      703,000      226,000      512,000

Red Bud Associates I,   Red Bud, Illinois
a Limited Partnership                          135,000      135,000      586,000       30,000      925,000      419,000      536,000

Steeleville Associates  Steeleville,
I, a Limited            Illinois
Partnership                                    110,000      110,000      528,000       32,000      706,000      331,000      407,000

Tanglewood Limited      Frankfurt, Ohio
Partnership                                    212,000      212,000    1,045,000       20,000    1,307,000      634,000      693,000

Village Lane            Farmington,
Properties, a Limited   Arkansas
Partnership                                    168,000      168,000     866,0000      130,000      854,000      454,000      530,000

Whitted Forest Limited  Hillsborough,
Partnership             North Carolina         685,000      685,000      905,000      117,000    1,915,000      520,000    1,512,000


WNC HOUSING TAX CREDIT FUND III, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2006

                                           ------------------------  ---------------------------------------------------------------
                                             AS OF MARCH 31, 2006                       AS OF DECEMBER 31, 2005
                                           ------------------------  ---------------------------------------------------------------
                                             TOTAL                    MORTGAGE
                                           INVESTMENT    AMOUNT OF    BALANCES
                                            IN LOCAL     INVESTMENT   OF LOCAL                  BUILDING
    LOCAL LIMITED                            LIMITED      PAID TO      LIMITED                     AND      ACCUMULATED    NET BOOK
  PARTNERSHIP NAME          LOCATION       PARTNERSHIP      DATE     PARTNERSHIPS    LAND      IMPROVEMENTS DEPRECIATION    VALUE
------------------------------------------------------------------------------------------------------------------------------------

Wilcam Housing, Ltd.    Camden, Alabama
                                               106,000      106,000      609,000       26,000      748,000      267,000      507,000

Wills Point Manor,      Wills Point, Texas
L.P.                                           124,000      124,000      617,000       26,000      741,000      240,000      527,000

Windmere Associates     Lexington,
Limited Partnership     Virginia               291,000      291,000    1,460,000      123,000    1,744,000      542,000    1,325,000

Woodlands Apartments,   Mount Pleasant,
L.P.                    Texas                  239,000      239,000    1,228,000       46,000    1,495,000      481,000    1,060,000

Woodview Limited        Chillicothe,
Partnership             Illinois and
                        Glassford,
                        Illinois               269,000      269,000    1,172,000       33,000    1,639,000      624,000    1,048,000
                                           -----------  -----------  -----------  -----------  -----------  -----------  -----------

                                           $10,862,000  $10,862,000  $48,030,000  $ 4,244,000  $62,356,000  $24,089,000  $42,511,000
                                           ===========  ===========  ===========  ===========  ===========  ===========  ===========


WNC HOUSING TAX CREDIT FUND III, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2006

                                        -------------------------------------------------------------
                                                     FOR THE YEAR ENDED DECEMBER 31, 2005
                                        -------------------------------------------------------------
                                                           NET        YEAR                 ESTIMATED
                                           RENTAL         INCOME   INVESTMENT             USEFUL LIFE
   LOCAL LIMITED PARTNERSHIP NAME          INCOME         (LOSS)    ACQUIRED   STATUS       (YEARS)
-----------------------------------------------------------------------------------------------------

Beaumont Elderly Housing, L.P.          $   144,000    $     5,000    1995   Completed         45

Brownfield Seniors Community, Ltd.          129,000         (6,000)   1994   Completed         40

Buffalo Apartments, Ltd.                     93,000          1,000    1995   Completed         35

Cambridge Court Associates Limited
Partnership                                 161,000        (30,000)   1992   Completed         35

Candleridge Apartments of Bondurant         124,000        (21,000)   1992   Completed       27.5

Candleridge Apartments of Waukee L.P.       139,000         (1,000)   1992   Completed       27.5

Carlinville Associates I, L.P.               64,000        (12,000)   1994   Completed         30

Cherokee Housing, Ltd.                       79,000         (8,000)   1993   Completed         40

Chester Associates  I, a Limited
Partnership                                  92,000        (22,000)   1992   Completed       27.5

Clinton Terrace Apartments, Ltd.             92,000         (2,000)   1993   Completed         40

Coffeeville Housing, Ltd.                    72,000         (6,000)   1993   Completed         40

Coosa County Housing, Ltd.                   76,000         (5,000)   1992   Completed         40

Crockett Manor, Ltd.                        164,000         (4,000)   1994   Completed         40

Crockett Manor Senior Citizens
Complex, Ltd.                               146,000         (2,000)   1993   Completed         50

Delta Manor, L.P.                           162,000        (54,000)   1993   Completed       27.5

Eupora Apartments, L.P.                     123,000        (23,000)   1992   Completed         40

Fairview Village V, Limited
Partnership                                  73,000         (7,000)   1992   Completed         40

Fox Lake Manor Limited Partnership           36,000        (16,000)   1994   Completed       27.5

Ft. Deposit Housing, Ltd.                    96,000         (2,000)   1992   Completed         40


WNC HOUSING TAX CREDIT FUND III, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2006

                                        -------------------------------------------------------------
                                                     FOR THE YEAR ENDED DECEMBER 31, 2005
                                        -------------------------------------------------------------
                                                           NET        YEAR                 ESTIMATED
                                           RENTAL         INCOME   INVESTMENT             USEFUL LIFE
   LOCAL LIMITED PARTNERSHIP NAME          INCOME         (LOSS)    ACQUIRED   STATUS       (YEARS)
-----------------------------------------------------------------------------------------------------

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


WNC HOUSING TAX CREDIT FUND III, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2006

                                        -------------------------------------------------------------
                                                     FOR THE YEAR ENDED DECEMBER 31, 2005
                                        -------------------------------------------------------------
                                                           NET        YEAR                 ESTIMATED
                                           RENTAL         INCOME   INVESTMENT             USEFUL LIFE
   LOCAL LIMITED PARTNERSHIP NAME          INCOME         (LOSS)    ACQUIRED   STATUS       (YEARS)
-----------------------------------------------------------------------------------------------------

Steeleville Associates I, a Limited
Partnership                                  58,000        (12,000)   1992   Completed       27.5

Tanglewood Limited Partnership              115,000        (32,000)   1992   Completed       27.5

Village Lane Properties, a Limited
Partnership                                 182,000        (32,000)   1993   Completed         25

Whitted Forest Limited Partnership          176,000        (50,000)   1993   Completed         40

Wilcam Housing, Ltd.                         75,000        (10,000)   1993   Completed         40

Wills Point Manor, L.P.                      89,000        (12,000)   1992   Completed         40

Windmere Associates Limited
Partnership                                 186,000        (24,000)   1992   Completed         35

Woodlands Apartments, L.P.                  172,000        (19,000)   1992   Completed         40

Woodview Limited Partnership                188,000        (28,000)   1992   Completed         40
                                        -----------    -----------

                                        $ 7,651,000    $(1,010,000)
                                        ===========    ===========

                                               89

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

Date:  August 12, 2009

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

Date:  August 12, 2009




By:      /s/ Thomas J. Riha
         ------------------
         Thomas J. Riha,
         Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:  August 12, 2009




By:      /s/ Wilfred N. Cooper, Sr.
         --------------------------
         Wilfred N. Cooper, Sr.,
         Chairman of the Board of WNC & Associates, Inc.

Date:  August 12, 2009




By:      /s/ Kay L. Cooper
         -----------------
         Kay L. Cooper
         Director of WNC & Associates, Inc.

Date:  August 12, 2009