Form 10-Q
period 2008-06-30
WNC HOUSING TAX CREDIT FUND III L P
filed 2009-08-13
CIK 875278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2008

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                         Commission file number: 0-21494

                      WNC HOUSING TAX CREDIT FUND III, L.P.

                 California                           33-0463432
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)              Identification No.)

         17782 Sky Park Circle
               Irvine, CA                             92614-6404
  (Address of principal executive offices)            (Zip Code)

                                 (714) 662-5565
                               (Telephone number)

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

                              INDEX TO FORM 10 - Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION

       Item 1.  Financial Statements

           Balance Sheets
                As of June 30, 2008 and March 31, 2008.........................3

           Statements of Operations
                For the Three Months Ended June 30, 2008 and 2007..............4

           Statement of Partners' Deficit
                For the Three Months Ended June 30, 2008.......................5

           Statements of Cash Flows
                For the Three Months Ended June 30, 2008 and 2007..............6

           Notes to Financial Statements.......................................7

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations...........................16

       Item 3.  Quantitative and Qualitative Disclosures about Market Risks...17

       Item 4T. Controls and Procedures.......................................17

PART II. OTHER INFORMATION

       Item 1.  Legal Proceedings.............................................18

       Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...18

       Item 3.  Defaults Upon Senior Securities...............................18

       Item 4.  Submission of Matters to a Vote of Security Holders...........18

       Item 5.  Other Information.............................................18

       Item 6.  Exhibits .....................................................18

       Signatures ............................................................19


                              WNC HOUSING TAX CREDIT FUND III, L.P.
                               (A California Limited Partnership)

                                         BALANCE SHEETS
                                           (UNAUDITED)


                                                         JUNE 30, 2008   MARCH 31, 2008
                                                          ------------    ------------

ASSETS

Cash                                                      $    115,889    $    101,033
Investments in Local Limited Partnerships, net (Note 2)         16,380          25,029
                                                          ------------    ------------

        Total Assets                                      $    132,269    $    126,062
                                                          ============    ============


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                $  3,850,201    $  3,772,893
                                                          ------------    ------------

Partners' Deficit:
 General Partner                                               (77,701)        (76,990)
 Limited Partners (15,000 Partnership Units authorized;
   15,000 Partnership Units issued and outstanding)         (3,640,231)     (3,569,841)
                                                          ------------    ------------

   Total Partners' Deficit                                  (3,717,932)     (3,646,831)
                                                          ------------    ------------

        Total Liabilities and Partners' Deficit           $    132,269    $    126,062
                                                          ============    ============

                         See accompanying notes to financial statements



                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
                                   (UNAUDITED)


                                                    2008               2007
                                                Three Months       Three Months
                                                ------------       ------------

Reporting fees                                  $     10,338       $      3,293
Distribution income                                    4,505             10,551
                                                ------------       ------------

Total operating income                                14,843             13,844
                                                ------------       ------------

Operating expenses:
  Amortization (Note 2)                                   85                 85
  Asset management fees (Note 3)                      74,866             74,866
  Legal and accounting fees                               65                 --
  Impairment expense                                   4,789                 --
  Other                                                2,377              2,197
                                                ------------       ------------

    Total operating expenses                          82,182             77,148
                                                ------------       ------------

Loss from operations                                 (67,339)           (63,304)

Equity in losses of Local
  Limited Partnerships (Note 2)                       (3,775)              (648)

Interest income                                           13                138
                                                ------------       ------------

Net loss                                        $    (71,101)      $    (63,814)
                                                ============       ============

Net loss allocated to:
  General Partner                               $       (711)      $       (638)
                                                ============       ============

  Limited Partners                              $    (70,390)      $    (63,176)
                                                ============       ============

Net loss per Partnership Unit                   $         (5)      $         (4)
                                                ============       ============

Outstanding weighted Partnership Units                15,000             15,000
                                                ============       ============

                 See accompanying notes to financial statements



                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                    FOR THE THREE MONTHS ENDED JUNE 30, 2008
                                   (UNAUDITED)


                                        GENERAL         LIMITED
                                        PARTNER         PARTNERS          TOTAL
                                      ------------    ------------    ------------

Partners' deficit at March 31, 2008   $    (76,990)   $ (3,569,841)   $ (3,646,831)

Net loss                                      (711)        (70,390)        (71,101)
                                      ------------    ------------    ------------

Partners' deficit at June 30, 2008    $    (77,701)   $ (3,640,231)   $ (3,717,932)
                                      ============    ============    ============

                 See accompanying notes to financial statements



                      WNC HOUSING TAX CREDIT FUND III, L.P.

                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
                                   (UNAUDITED)


                                                            2008             2007
                                                         ------------    ------------

Cash flows from operating activities:
  Net loss                                               $    (71,101)   $    (63,814)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
        Amortization                                               85              85
        Equity in losses of Local Limited Partnerships          3,775             648
        Impairment expense                                      4,789              --
        Change in accrued fees and expenses due to
          General Partner and affiliates                       77,308          68,313
                                                         ------------    ------------

             Net cash provided by operating activities         14,856           5,232
                                                         ------------    ------------

Net increase in cash                                           14,856           5,232

Cash, beginning of period                                     101,033         149,077
                                                         ------------    ------------

Cash, end of period                                      $    115,889    $    154,309
                                                         ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Taxes paid                                             $         --    $         --
                                                         ============    ============

                 See accompanying notes to financial statements


                                       6

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2008.

Organization
------------

WNC Housing Tax Credit Fund III, L.P., (the "Partnership"), is a California Limited Partnership formed under the laws of the State of California on May 10, 1991. The Partnership was formed to acquire limited partnership interests in other limited partnerships ("Local Limited Partnerships") which own multi-family housing complexes ("Housing Complexes") that are eligible for Federal low income housing tax credits ("Low Income Housing Tax Credits"). The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the "Local Limited Partnership Agreement").

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

The Partnership Agreement authorized the sale of up to 15,000 units of Limited Partnership interests ("Partnership Units") at $1,000 per Partnership Unit. The offering of Partnership Units concluded in September 30, 1993 at which time 15,000 Partnership Units representing subscriptions in the amount of $15,000,000, had been accepted. The General Partners have a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the "Limited Partners") will be allocated the remaining 99% of these items in proportion to their respective investments.

The proceeds from the disposition of any of the Local Limited Partnership's Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the Partnership. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions equal to their capital

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

contributions and their return on investment (as defined in the Partnership Agreement) and the General Partners would then be entitled to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partners.

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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or a non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar Housing Complexes, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Tax Credits and tax losses allocable to Limited Partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

All of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated any Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Tax Credit compliance period, risks exist for potential recapture of prior Low Income Housing Tax Credits received.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2008.

Subsequent to June 30, 2008, the Partnership sold its Limited Partnership interest in Carlinville Associate I, L.P. ("Carlinville"). Carlinville was appraised with a value of $514,000 and the outstanding mortgage debt was $483,978. The Limited Partnership interest was sold in December 2008 to the Local General Partner. The 15-year compliance period expired in 2008, therefore there will be no recapture of Low Income Housing Tax Credits. The Partnership received $30,022 for its Limited Partnership interests in this Local Limited Partnership, which was the difference between the appraised value and the outstanding debt of the property. The $30,022 is being kept in the Partnerships reserves to pay the costs incurred related to both dispositions and other operating expenses of the Partnership.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
                                   (UNAUDITED)


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

"Equity in losses of Local Limited Partnerships" for the periods ended June 30, 2008 and 2007 have been recorded by the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment is all impaired (see Note 2). If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see
Note 2).

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board ("FASB") Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in investments in Local Limited Partnerships, plus the risk of recapture of Low Income Housing Tax Credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantees against Low Income Housing Tax Credits recapture.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2008 all but one of the investment balances had reached zero.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2008 and March 31, 2008, the Partnership had no cash equivalents.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

Amortization
------------

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for each of the three months ended June 30, 2008 and 2007 was $85.

Impairment
----------

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the fund and the estimated residual value of the investment.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of the periods presented, the Partnership owns Local Limited Partnership interests in 48 Local Limited Partnerships. All of these Local Limited Partnership's own one Housing Complex consisting of an aggregate of 1,686 apartment units. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                         FOR THE THREE   FOR THE YEAR
                                                         MONTHS ENDED       ENDED
                                                         JUNE 30, 2008  MARCH 31, 2008
                                                         ------------    ------------

Investments per balance sheet, beginning of period       $     25,029    $     20,384
Equity in income (losses) of Local Limited
  Partnerships                                                 (3,775)          4,985

Impairment                                                     (4,789)             --
Amortization of capitalized acquisition fees and costs            (85)           (340)
                                                         ------------    ------------

Investments per balance sheet, end of period             $     16,380    $     25,029
                                                         ============    ============

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
                                   (UNAUDITED)


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

                                                    FOR THE THREE   FOR THE YEAR
                                                    MONTHS ENDED    ENDED MARCH
                                                    JUNE 30, 2008     31, 2008
                                                     ------------   ------------
Investments in Local Limited Partnerships, net       $     11,321   $     19,885
Acquisition fees and costs, net of accumulated
  amortization of $1,412,363 and $1,412,278                 5,059          5,144
                                                     ------------   ------------
Investments per balance sheet, end of period         $     16,380   $     25,029
                                                     ============   ============

Selected financial information for the three months ended June 30, 2008 and 2007 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the partnership has invested is as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                   2008                2007
                                               -------------      -------------

Revenues                                       $   2,102,000      $   2,047,000
                                               -------------      -------------

Expenses
  Interest expense                                   330,000            423,000
  Depreciation and amortization                      479,000            467,000
  Operating expenses                               1,573,000          1,412,000
                                               -------------      -------------
      Total expenses                               2,382,000          2,302,000
                                               -------------      -------------

Net loss                                       $    (280,000)     $    (255,000)
                                               =============      =============
Net loss allocable to the Partnership          $    (275,000)     $    (252,000)
                                               =============      =============
Net loss recorded by the Partnership           $      (4,000)     $      (1,000)
                                               =============      =============

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership may be required to sustain operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investments in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
                                   (UNAUDITED)


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

    (a) Acquisition fees of up to 9% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,350,000. Accumulated amortization of these capitalized costs was $1,344,940 and $1,344,855 as of June 30, 2008 and March 31, 2008,
         respectively.

    (b) Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.6% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $67,423, which have been included in investments in Local Limited Partnerships. Accumulated amortization was $67,423 as of June 30, 2008 and March 31, 2008.

    (c) An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnership interests and the Partnership's Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $74,866 were incurred during each of the three months ended June 30, 2008 and 2007. The Partnership paid the General Partner and or its affiliates $0 and $8,750 of those fees during the three months ended June 30, 2008 and 2007, respectively.

    (d) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $0 during each of the three months ended June 30, 2008 and 2007.

    (e) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2002 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred in the three months ended June 30, 2008.


The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

                                                     JUNE 30, 2008    MARCH 31, 2008
                                                     --------------   --------------
       Expenses paid by the General Partner or
         affiliates on behalf of the Partnership     $       32,511   $       30,069
       Accrued asset management fees                      3,817,690        3,742,824
                                                     --------------   --------------

       Total                                         $    3,850,201   $    3,772,893
                                                     ==============   ==============

The General Partner and/or its affiliates does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
                                   (UNAUDITED)


NOTE 4 - SUBSEQUENT EVENTS
--------------------------

Subsequent to June 30, 2008, the Partnership sold its Limited Partnership interest in Carlinville Associate I, L.P. ("Carlinville"). Carlinville was appraised with a value of $514,000 and the outstanding mortgage debt was $483,978. The Limited Partnership interest was sold in December 2008 to the Local General Partner. The 15-year compliance period expired in 2008, therefore there will be no recapture of Low Income Housing Tax Credits. The Partnership received $30,022 for its Limited Partnership interests in this Local Limited Partnership, which was the difference between the appraised value and the outstanding debt of the property. The $30,022 is being kept in the Partnership's reserves to pay the costs incurred related to both dispositions and other operating expenses of the Partnership.

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

Risks and uncertainties inherent in forward looking statements include, but are not limited to, the Partnership future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the Low Income Housing Tax Credit property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2008 and 2007, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

FINANCIAL CONDITION

The Partnership's assets at June 30, 2008 consisted of $116,000 in cash and $16,000 in aggregate investments in the forty-eight Local Limited Partnerships. Liabilities at June 30, 2008 consisted of $3,850,000 accrued asset management fees and payable due to the General Partner and/or its affiliates for reimbursement of expenses paid.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007. The Partnership's net loss for the three months ended June 30, 2008 was $(71,000), reflecting an increase of $(7,000) from the $(64,000) net loss experienced for the three months ended June 30, 2007. The increase was partially due to an increase of $(5,000) in impairment expense. The impairment expense can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Parnership and the current estimated residual value to the Partnership compared to the current carrying value to the Partnership. The equity in losses of Local Limited Partnerships also increased by $(3,000) for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The equity in losses in Local Limited Partnerships can vary year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. The increase in equity in losses in Local Limited Partnerships and impairment expense were partially offset by the $1,000 increase in operating income. The reporting fees increased by $7,000 while there was a $(6,000) decrease in distribution income. Distribution income and reporting fees fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007. The net increase in cash during the three months ended June 30, 2008 was $15,000 compared to a net increase in cash for the three months ended June 30, 2007 of $5,000. The change of $10,000 is due primarily to the fact that during the three months ended June 30, 2007 the Partnership paid the General Partner or an affiliate $(9,000) in accrued asset management fees compared to no accrued asset management fees being paid during the three months ended June 30, 2008. Additionally, operating income increased by $1,000 from there three months ended June 30, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

During the three months ended June 30, 2008, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $77,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2008, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         NOT APPLICABLE

ITEM 4T. CONTROLS AND PROCEDURES

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

(b)      Changes in internal controls
         ----------------------------

         There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Date:  August 12, 2009




By: /s/ Thomas J. Riha
    ------------------

Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: August 12, 2009