Form 10-Q
period 2008-09-30
WNC HOUSING TAX CREDIT FUND III L P
filed 2009-08-13
CIK 875278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended September 30, 2008

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

                              INDEX TO FORM 10 - Q

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008


PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Balance Sheets
              As of September 30, 2008 and March 31, 2008......................3

         Statements of Operations
              For the Three and Six Months Ended September 30, 2008 and 2007...4

         Statement of Partners' Deficit
              For the Six Months Ended September 30, 2008......................5

         Statements of Cash Flows
              For the Six Months Ended September 30, 2008 and 2007.............6

         Notes to Financial Statements.........................................7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................16

     Item 3.  Quantitative and Qualitative Disclosures about Market Risks.....17

     Item 4T. Controls and Procedures.........................................18

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................19

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....19

     Item 3.  Defaults Upon Senior Securities.................................19

     Item 4.  Submission of Matters to a Vote of Security Holders.............19

     Item 5.  Other Information...............................................19

     Item 6.  Exhibits .......................................................19

     Signatures ..............................................................20

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                           SEPTEMBER 30,      MARCH 31,
                                                               2008             2008
                                                           -------------    -------------

ASSETS

Cash                                                       $      53,598    $     101,033
Investments in Local Limited Partnerships, net (Note 2)           12,521           25,029
                                                           -------------    -------------

            Total Assets                                   $      66,119    $     126,062
                                                           =============    =============


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Accrued fees and expenses due to
    General Partner and affiliates (Note 3)                $   3,900,357    $   3,772,893
                                                           -------------    -------------

Partners' Deficit:
  General Partner                                                (78,864)         (76,990)
  Limited Partners (15,000 Partnership Units authorized;
    15,000 Partnership Units issued and outstanding)          (3,755,374)      (3,569,841)
                                                           -------------    -------------

    Total Partners' Deficit                                   (3,834,238)      (3,646,831)
                                                           -------------    -------------

            Total Liabilities and Partners' Deficit        $      66,119    $     126,062
                                                           =============    =============

                 See accompanying notes to financial statements



                              WNC HOUSING TAX CREDIT FUND III, L.P.
                               (A California Limited Partnership)

                                    STATEMENTS OF OPERATIONS

                 FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
                                           (UNAUDITED)


                                                 2008                              2007
                                    ------------------------------    ------------------------------
                                    Three Months      Six Months      Three Months      Six Months
                                    -------------    -------------    -------------    -------------

Reporting fees                      $       3,950    $      14,288    $          --    $       3,293
Distribution income                         4,779            9,284            7,053           17,604
                                    -------------    -------------    -------------    -------------

Total operating income                      8,729           23,572            7,053           20,897
                                    -------------    -------------    -------------    -------------

Operating expenses:
   Amortization (Note 2)                       85              170               85              170
   Asset management fees (Note 3)          74,866          149,732           74,866          149,732
   Legal and accounting fees                   --               65           19,218           19,218
   Impairment expense                          --            4,789               --               --
   Write off of advances to Local
     Limited  Partnerships                 46,029           46,029               --               --
   Other                                      290            2,667              145            2,342
                                    -------------    -------------    -------------    -------------

      Total operating expenses            121,270          203,452           94,314          171,462
                                    -------------    -------------    -------------    -------------

Loss from operations                     (112,541)        (179,880)         (87,261)        (150,565)

Equity in losses of Local
  Limited Partnerships (Note 2)            (3,774)          (7,549)            (647)          (1,295)

Interest income                                 9               22               81              219
                                    -------------    -------------    -------------    -------------

Net loss                            $    (116,306)   $    (187,407)   $     (87,827)   $    (151,641)
                                    =============    =============    =============    =============

Net loss allocated to:
  General Partner                   $      (1,163)   $      (1,874)   $        (878)   $      (1,516)
                                    =============    =============    =============    =============

  Limited Partners                  $    (115,143)   $    (185,533)   $     (86,949)   $    (150,125)
                                    =============    =============    =============    =============

Net loss per Partnership Unit       $          (8)   $         (12)   $          (6)   $         (10)
                                    =============    =============    =============    =============

Outstanding weighted
  Partnership Units                        15,000           15,000           15,000           15,000
                                    =============    =============    =============    =============

                         See accompanying notes to financial statements



                              WNC HOUSING TAX CREDTI FUND III, L.P.
                               (A California Limited Partnership)

                                 STATEMENT OF PARTNERS' DEFICIT

                           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008
                                           (UNAUDITED)


                                             GENERAL         LIMITED
                                             PARTNER         PARTNERS           TOTAL
                                          -------------    -------------    -------------

Partners' deficit at March 31, 2008       $     (76,990)   $  (3,569,841)   $  (3,646,831)

Net loss                                         (1,874)        (185,533)        (187,407)
                                          -------------    -------------    -------------

Partners' deficit at September 30, 2008   $     (78,864)   $  (3,755,374)   $  (3,834,238)
                                          =============    =============    =============

                         See accompanying notes to financial statements



                              WNC HOUSING TAX CREDIT FUND III, L.P.
                               (A California Limited Partnership)

                                    STATEMENTS OF CASH FLOWS

                      FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
                                           (UNAUDITED)


                                                               2008             2007
                                                           -------------    -------------

Cash flows from operating activities:

  Net loss                                                 $    (187,407)   $    (151,641)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
         Amortization                                                170              170
         Impairment expense                                        4,789               --
         Equity in losses of  Local Limited Partnerships           7,549            1,295
         Advances made to Local Limited Partnerships             (46,029)              --
         Write off of advances made to Local Limited
           Partnerships                                           46,029               --
         Change in accrued fees and expenses due to
          General Partner and affiliates                         127,464          146,868
                                                           -------------    -------------

              Net cash used in operating activities              (47,435)          (3,308)
                                                           -------------    -------------

Net decrease in cash                                             (47,435)          (3,308)

Cash, beginning of period                                        101,033          149,077
                                                           -------------    -------------


Cash, end of period                                        $      53,598    $     145,769
                                                           =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Taxes paid                                               $          --    $          --
                                                           =============    =============

                         See accompanying notes to financial statements


                                               6

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2008.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
                                   (UNAUDITED)


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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
                                   (UNAUDITED)


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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2008.

Subsequent to September 30, 2008, the Partnership sold its Limited Partnership interest in Carlinville Associate I, L.P. ("Carlinville"). Carlinville was appraised with a value of $514,000 and the outstanding mortgage debt was $483,978. The Limited Partnership interest was sold in December 2008 to the Local General Partner. The 15-year compliance period expired in 2008 therefore there will be no recapture of Low Income Housing Tax Credits. The Partnership received $30,022, for its Limited Partnership interests in this Local Limited Partnership, which was the difference between the appraised value and the outstanding debt of the property. The $30,022 is being kept in the Partnerships reserves to pay the costs incurred related to both dispositions and other operating expenses of the Partnership.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
                                   (UNAUDITED)


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

"Equity in losses of Local Limited Partnerships" for the periods ended September 30, 2008 and 2007 have been recorded by the Partnership. Management's estimate for the six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired (see Note 2). If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2008, all but one of the investment balances had reached zero.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2008 and March 31, 2008, the Partnership had no cash equivalents.

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

Amortization
------------

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for each of the six months ended September 30, 2008 and 2007 was $170.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Impairment
----------

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of the periods presented, the Partnership owns Local Limited Partnership interests in 48 Local Limited Partnerships consisting of an aggregate of 1,686 apartment units. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                          FOR THE SIX
                                                          MONTHS ENDED       FOR THE
                                                         SEPTEMBER 30,      YEAR ENDED
                                                              2008        MARCH 31, 2008
                                                         -------------    -------------
Investments per balance sheet, beginning of period       $      25,029    $      20,384
Equity in income (losses) of Local Limited Partnerships         (7,549)           4,985
Impairment expense                                              (4,789)              --
Amortization of capitalized acquisition fees and costs            (170)            (340)
                                                         -------------    -------------

Investments per balance sheet, end of period             $      12,521    $      25,029
                                                         =============    =============

                                                          FOR THE SIX
                                                          MONTHS ENDED       FOR THE
                                                         SEPTEMBER 30,      YEAR ENDED
                                                              2008        MARCH 31, 2008
                                                         -------------    -------------
Investments in Local Limited Partnerships, net           $       7,547    $      19,885
Acquisition fees and costs, net of accumulated
  amortization of $1,412,448 and $1,412,278                      4,974            5,144
                                                         -------------    -------------
Investments per balance sheet, end of period             $      12,521    $      25,029
                                                         =============    =============

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
                                   (UNAUDITED)


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

Selected financial information for the six months ended September 30, 2008 and 2007 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:


                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                   2008               2007
                                               -------------      -------------

Revenues                                       $   4,204,000      $   4,094,000
                                               -------------      -------------

Expenses
  Interest expense                                   660,000            846,000
  Depreciation and amortization                      957,000            934,000
  Operating expenses                               3,147,000          2,824,000
                                               -------------      -------------
      Total expenses                               4,764,000          4,604,000
                                               -------------      -------------

Net loss                                       $    (560,000)     $    (510,000)
                                               =============      =============
Net loss allocable to the Partnership          $    (551,000)     $    (504,000)
                                               =============      =============
Net loss recorded by the Partnership           $      (8,000)     $      (1,000)
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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
                                   (UNAUDITED)


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a) Acquisition fees of up to 9% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,350,000. Accumulated amortization of these capitalized costs was $1,345,025 and $1,344,855 as of September 30, 2008 and March 31, 2008, respectively.

(b) Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.6% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $67,423, which have been included in investments in Local Limited Partnerships. Accumulated amortization was $67,423 as of September 30, 2008 and March 31, 2008.

(c) An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnership interests and the Partnership's Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $149,732 were incurred during each of the six months ended September 30, 2008 and 2007. The Partnership paid the General Partner and or its affiliates $10,000 and $17,500 of those fees during the six months ended September 30, 2008 and 2007, respectively.

(d) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $15,000 and $6,924 during the six months ended September 30, 2008 and 2007, respectively.

(e) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2002 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred in the three months ended September 30, 2008.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

                                                     SEPTEMBER 30,   MARCH 31,
                                                         2008          2008
                                                     ------------   ------------
       Expenses paid by the General Partner or
         affiliates on behalf of the Partnership     $     17,801   $     30,069
       Accrued asset management fees                    3,882,556      3,742,824
                                                     ------------   ------------

       Total                                         $  3,900,357   $  3,772,893
                                                     ============   ============

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
                                   (UNAUDITED)


NOTE 4 - SUBSEQUENT EVENTS
--------------------------

Subsequent to September 30, 2008, the Partnership sold its Limited Partnership interest in Carlinville Associate I, L.P. ("Carlinville"). Carlinville was appraised with a value of $514,000 and the outstanding mortgage debt was $483,978. The Limited Partnership interest was sold in December 2008 to the Local General Partner. The 15-year compliance period expired in 2008 therefore there will be no recapture of Low Income Housing Tax Credits. The Partnership received $30,022 for its Limited Partnership interests in this Local Limited Partnership, which was the difference between the appraised value and the outstanding debt of the property. The $30,022 is being kept in the Partnership's reserves to pay the costs incurred related to both dispositions and other operating expenses of the Partnership.

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2008 and 2007, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

FINANCIAL CONDITION

The Partnership's assets at September 30, 2008 consisted of $54,000 in cash and $13,000 in aggregate investments in the forty-eight Local Limited Partnerships. Liabilities at September 30, 2008 consisted of $3,900,000 of accrued asset management fees and payables due to the General Partner and/or its affiliates for reimbursement of expenses paid.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007. The Partnership's net loss for the three months ended September 30, 2008 was $(116,000), reflecting an increase of approximately $(28,000) from the $(88,000) net loss experienced for the three months ended September 30, 2007. The increase in net loss is largely due the $(46,000) increase in write off of advances to Local Limited Partnerships. During the three months ended September 30, 2008 there were advances of $(46,000) made to one Local Limited Partnership which was fully reserved for in full as of September 30, 2008 compared to no advances made and reserved for during the three months ended September 30, 2007. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. The increase in advances made and reserved for was partially offset by a decrease of $19,000 in legal and accounting fees due to the timing of the accounting work being performed. The equity in losses of Local Limited Partnership increased by $(3,000), which can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. The distribution income decreased by approximately $(2,000) which was offset by the $4,000 increase in reporting fees. Distribution income and reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

SIX MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2007. The Partnership's net loss for the six months ended September 30, 2008 was $(187,000), reflecting an increase of approximately $(35,000) from the $(152,000) net loss experienced for the six months ended September 30, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The increase in net loss is largely due the $(46,000) increase in write off of advances to Local Limited Partnerships. During the six months ended September 30, 2008 there were advances of $(46,000) made to one Local Limited Partnership which was reserved for in full as of September 30, 2008 compared to no advances made and reserved for during the six months ended September 30, 2007. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. The increase in advances made and reserved for was partially offset by a decrease of $19,000 in legal and accounting fees due to the timing of the accounting work being performed. There was also a $(5,000) increase in impairment expense. The expense can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value to the Partnership. The equity in losses of Local Limited Partnership increased $(6,000), which can vary from year to year depending on the operations of the underlying properties of the Local Limited Partnerships. Reporting fees increased by $11,000 which was offset by an $(8,000) decrease in distribution income. The reporting fees and distribution income fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2007. The net decrease in cash during the six months ended September 30, 2008 was $(47,000) compared to a net decrease in cash for the six months ended September 30, 2007 of $(3,000). The increase in cash used during the six months ended September 30, 2008 is largely due to the $(46,000) advanced to a Local Limited Partnership, due to operational issues with the Housing Complex. The advance made to the Local Limited Partnership was partially offset by a $3,000 increase in operating income which was a combination of distribution income and reporting fees. Additionally during the six months ended September 30, 2008 the Partnership paid the General Partner or an affiliate $(25,000) for a combination of accrued asset management fees and reimbursements for operating expenses compared to $(24,000) paid during the six months ended September 30, 2007.

During the six months ended September 30, 2008, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $127,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2008, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2010.

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

(b)      Changes in internal controls
         ----------------------------

         There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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