Form 10-Q
period 2008-12-31
WNC HOUSING TAX CREDIT FUND III L P
filed 2009-08-13
CIK 875278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended December 31, 2008

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

                               INDEX TO FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008


PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Balance Sheets
              As of December 31, 2008 and March 31, 2008.......................3

     Statements of Operations
              For the Three and Nine Months Ended December 31, 2008 and 2007...4

     Statement of Partners' Deficit
              For the Nine Months Ended December 31, 2008......................5

     Statements of Cash Flows
              For the Nine Months Ended December 31, 2008 and 2007.............6

     Notes to Financial Statements.............................................7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................15

     Item 3.  Quantitative and Qualitative Disclosures about Market Risks.....16

     Item 4T. Controls and Procedures.........................................17

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................18

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....18

     Item 3.  Defaults Upon Senior Securities.................................18

     Item 4.  Submission of Matters to a Vote of Security Holders.............18

     Item 5.  Other Information...............................................18

     Item 6.  Exhibits .......................................................18

     Signatures ..............................................................19

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                            DECEMBER 31,       MARCH 31,
                                                                2008             2008
                                                            -------------    -------------

ASSETS

Cash                                                        $      59,871    $     101,033
Investments in Local Limited Partnerships, net (Note 2)             8,663           25,029
                                                            -------------    -------------

   Total Assets                                             $      68,534    $     126,062
                                                            =============    =============


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to
     General Partner and affiliates (Note 3)                $   3,996,399    $   3,772,893
                                                            -------------    -------------

Partners' Deficit:
   General Partner                                                (79,800)         (76,990)
   Limited Partners (15,000 Partnership Units authorized;
     15,000 Partnership Units issued and outstanding)          (3,848,065)      (3,569,841)
                                                            -------------    -------------

     Total Partners' Deficit                                   (3,927,865)      (3,646,831)
                                                            -------------    -------------

            Total Liabilities and Partners' Deficit         $      68,534    $     126,062
                                                            =============    =============


                 See accompanying notes to financial statements


                              WNC HOUSING TAX CREDIT FUND III, L.P.
                               (A California Limited Partnership)

                                    STATEMENTS OF OPERATIONS

                 FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
                                           (UNAUDITED)


                                                    2008                              2007
                                       ------------------------------    ------------------------------
                                       Three Months      Nine Months     Three Months      Nine Months
                                       -------------    -------------    -------------    -------------

Reporting fees                         $          --    $      14,288    $         859    $       4,152
Distribution income                               --            9,284               --           17,604
                                       -------------    -------------    -------------    -------------

Total operating income                            --           23,572              859           21,756
                                       -------------    -------------    -------------    -------------

Operating expenses:
  Amortization (Note 2)                           85              255               85              255
  Asset management fees (Note 3)              74,866          224,598           74,866          224,598
  Legal and accounting fees                    4,112            4,177           25,070           44,288
  Impairment expense                              --            4,789               --               --
  Write off of advances to Local
    Limited Partnerships                      17,625           63,654               --               --
  Appraisal expenses                          22,600           22,600               --               --
  Other                                          594            3,261            1,416            3,758
                                       -------------    -------------    -------------    -------------

   Total operating expenses                  119,882          323,334          101,437          272,899
                                       -------------    -------------    -------------    -------------

Loss from operations                        (119,882)        (299,762)        (100,578)        (251,143)

Equity in losses of Local
  Limited Partnership (Note 2)                (3,773)         (11,322)            (648)          (1,943)

Interest income                                    5               27                4              223

Gain on sale of investment in
  Local Limited Partnership (Note 2)          30,023           30,023               --               --
                                       -------------    -------------    -------------    -------------

Net loss                               $     (93,627)   $    (281,034)   $    (101,222)        (252,863)
                                       =============    =============    =============    =============

Net loss allocated to:
  General Partner                      $        (936)   $      (2,810)   $      (1,012)   $      (2,529)
                                       =============    =============    =============    =============

  Limited Partners                     $     (92,691)   $    (278,224)   $    (100,210)   $    (250,334)
                                       =============    =============    =============    =============

Net loss per Partnership Unit          $          (6)   $         (19)   $          (7)   $         (17)
                                       =============    =============    =============    =============

Outstanding weighted Partnership Units        15,000           15,000           15,000           15,000
                                       =============    =============    =============    =============


                         See accompanying notes to financial statements


                              WNC HOUSING TAX CREDIT FUND III, L.P.
                               (A California Limited Partnership)

                                 STATEMENT OF PARTNERS' DEFICIT

                           FOR THE NINE MONTHS ENDED DECEMBER 31, 2008
                                           (UNAUDITED)


                                             GENERAL          LIMITED
                                             PARTNER          PARTNERS          TOTAL
                                          -------------    -------------    -------------

Partners' deficit at March 31, 2008       $     (76,990)   $  (3,569,841)   $  (3,646,831)

Net loss                                         (2,810)        (278,224)        (281,034)
                                          -------------    -------------    -------------

Partners' deficit at December 31, 2008    $     (79,800)   $  (3,848,065)   $  (3,927,865)
                                          =============    =============    =============


                         See accompanying notes to financial statements


                              WNC HOUSING TAX CREDIT FUND III, L.P.
                               (A California Limited Partnership)

                                    STATEMENTS OF CASH FLOWS

                      FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
                                           (UNAUDITED)


                                                               2008             2007
                                                           -------------    -------------

Cash flows from operating activities:
  Net loss                                                 $    (281,034)   $    (252,863)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
         Amortization                                                255              255
         Impairment expense                                        4,789               --
         Equity in losses of  Local Limited Partnerships          11,322            1,943
         Advances made to Local Limited Partnerships             (63,654)              --
         Write off of advances made to Local Limited
           Partnerships                                           63,654               --
         Change in accrued fees and expenses due to
           General Partner and affiliates                        223,506          228,336
         Gain on sale of investment in Local Limited
           Partnership                                           (30,023)              --
                                                           -------------    -------------

              Net cash used in operating activities              (71,185)         (22,329)
                                                           -------------    -------------

Cash flows from investing activities:
  Proceeds from sale of investment in Local Limited
    Partnership                                                   30,023               --
                                                           -------------    -------------

              Net cash provided by investing activities           30,023               --
                                                           -------------    -------------

Net decrease in cash                                             (41,162)         (22,329)

Cash, beginning of period                                        101,033          149,077
                                                           -------------    -------------

Cash, end of period                                        $      59,871    $     126,748
                                                           =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Taxes paid                                               $          --    $          --
                                                           =============    =============


                         See accompanying notes to financial statements

                                               6

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2008.

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

The proceeds from the disposition of any of the Local Limited Partnership Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the Partnership. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partners would then be entitled to receive proceeds

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008
                                   (UNAUDITED)


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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2008.

During the quarter ended December 31, 2008, the Partnership sold its Limited Partnership interest in Carlinville Associate I, L.P. ("Carlinville"). Carlinville was appraised with a value of $514,000 and the outstanding mortgage debt was $483,978. The Limited Partnership interest was sold in December 2008 to the Local General Partner. The 15-year compliance period expired in 2008 therefore there will be no recapture of Low Income Housing Tax Credits. The Partnership received $30,022, for its Limited Partnership interests in this Local Limited Partnership, which was the difference between the appraised value and the outstanding debt of the property. The $30,022 is being kept in the Partnerships reserves to pay the costs incurred related to both dispositions and other operating expenses of the Partnership.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008
                                   (UNAUDITED)


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

"Equity in losses of Local Limited Partnerships" for the periods ended December 31, 2008 and 2007 have been recorded by the Partnership. Management's estimate for the nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired (see Note 2). If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of December 31, 2008, all but one of the investment balances had reached zero.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008
                                   (UNAUDITED)


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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2008 and March 31, 2008, the Partnership had no cash equivalents.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008
                                   (UNAUDITED)


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

Amortization
------------

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for each of the nine months ended December 31, 2008 and 2007 was $255.

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of December 31, 2008 and March 31, 2008, the Partnership owns Local Limited Partnership interests in 47 and 48 Local Limited Partnerships, respectively. All of these Local Limited Partnership's own one Housing Complex consisting of an aggregate of 1,666 and 1,686 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                          FOR THE NINE       FOR THE
                                                          MONTHS ENDED     YEAR ENDED
                                                          DECEMBER 31,      MARCH 31,
                                                              2008            2008
                                                         -------------    -------------

Investments per balance sheet, beginning of period       $      25,029    $      20,384
Equity in income (losses) of Local Limited Partnerships        (11,322)           4,985
Impairment expense                                              (4,789)              --
Amortization of capitalized acquisition fees and costs            (255)            (340)
                                                         -------------    -------------

Investments per balance sheet, end of period             $       8,663    $      25,029
                                                         =============    =============


                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008
                                   (UNAUDITED)


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

                                                     FOR THE NINE      FOR THE
                                                     MONTHS ENDED    YEAR ENDED
                                                     DECEMBER 31,     MARCH 31,
                                                         2008           2008
                                                     ------------   ------------
Investments in Local Limited Partnerships, net       $      3,774   $     19,885
Acquisition fees and costs, net of accumulated
  amortization of $1,412,533 and $1,412,278                 4,889          5,144
                                                     ------------   ------------
Investments per balance sheet, end of period         $      8,663   $     25,029
                                                     ============   ============


Selected financial information for the nine months ended December 31, 2008 and 2007 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:


                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                   2008                2007
                                               -------------      -------------

Revenues                                       $   6,218,000      $   6,140,000
                                               -------------      -------------

Expenses
  Interest expense                                   982,000          1,269,000
  Depreciation and amortization                    1,422,000          1,401,000
  Operating expenses                               4,662,000          4,236,000
                                               -------------      -------------
      Total expenses                               7,066,000          6,906,000
                                               -------------      -------------

Net loss                                       $    (848,000)     $    (766,000)
                                               =============      =============
Net loss allocable to the Partnership          $    (835,000)     $    (757,000)
                                               =============      =============
Net loss recorded by the Partnership           $     (11,000)     $      (2,000)
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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008
                                   (UNAUDITED)


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a) Acquisition fees of up to 9% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,350,000. Accumulated amortization of these capitalized costs was $1,345,110 and $1,344,855 as of December 31, 2008 and March 31, 2008, respectively.

(b) Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.6% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $67,423, which have been included in investments in Local Limited Partnerships. Accumulated amortization was $67,423 as of December 31, 2008 and March 31, 2008.

(c) An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnership interests and the Partnership's Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $224,598 were incurred during each of the nine months ended December 31, 2008 and 2007. The Partnership paid the General Partners and or their affiliates $10,000 and $17,500 of those fees during the nine months ended December 31, 2008 and 2007, respectively.

(d) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $15,000 and $26,808 during the nine months ended December 31, 2008 and 2007, respectively.

(e) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2002 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred in the three months ended December 31, 2008.


The accrued fees and expenses due to the General Partner and/or its affiliates consist of the following at:

                                                     DECEMBER 31,     MARCH 31,
                                                        2008            2008
                                                     ------------   ------------

Expenses paid by the General Partner or affiliates
  on behalf of the Partnership                       $     21,352   $     30,069
Advances made to the Partnership from the General
  Partner or affiliates                                    17,625             --
Accrued asset management fee                            3,957,422      3,742,824
                                                     ------------   ------------

Total                                                $  3,996,399   $  3,772,893
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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2008 and 2007, and should be read in conjunction with the combined condensed unaudited financial statements and accompanying notes included within this report.

FINANCIAL CONDITION

The Partnership's assets at December 31, 2008 consisted of $60,000 in cash and $9,000 in aggregate investments in the forty-seven Local Limited Partnerships. Liabilities at December 31, 2008 consisted of $3,996,000 accrued asset management fees and payables due to the General Partner and/or its affiliates for reimbursement of expenses paid.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2007. The Partnership's net loss for the three months ended December 31, 2008 was $(94,000) reflecting a change of approximately $7,000 from the $(101,000) net loss for the three months ended December 31, 2007. The change was primarily due to a $30,000 gain on the sale of one Local Limited Partnership for the three months ended December 31, 2008 compared to no gain on sale for the three months ended December 31, 2007. The Partnership sold its Limited Partnership interest in a Local Limited Partnership during the three months ended December 31, 2008 while no Local Limited Partnerships were sold during the three months ended December 31, 2007. There was also a $21,000 decrease in legal and accounting fees for the three months ended December 31, 2008 due to the timing of the accounting work being performed. There was also an $(18,000) increase in write off of advances to Local Limited Partnerships. During the three months ended December 31, 2008 there were $(18,000) of advances made to one Local Limited Partnership, which was reserved for in full as of December 31, 2008 compared to no advances during the three months ended December 31, 2007. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. During the three months ended December 31, 2008 the Partnership incurred $(22,000) in appraisal expenses related to the Local Limited Partnership interest that was sold and other Local Limited Partnerships that are being reviewed for possible disposition in the future while no such expenses were incurred during the three months ended December 31, 2007. There was also a $(1,000) decrease in reporting fees. Reporting fees fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. The equity in losses of Local Limited Partnership increased by $(3,000), which can vary year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships.

NINE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2007. The Partnership's net loss for the nine months ended December 31, 2008 was $(281,000), reflecting a change of approximately $(28,000) from the $(253,000) net loss experienced for the nine months ended December 31, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The change was primarily due to $(64,000) increase in write off of advances to Local Limited Partnerships. During the nine months ended December 31, 2008 there were advances for $(64,000) made to one Local Limited Partnership, which was reserved for in full as of December 31, 2008 compared to no advances during the nine months ended December 31, 2007. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. During the nine months ended December 31, 2008 the Partnership incurred $(22,000) in appraisal expenses related to the Local Limited Partnership interest that was sold and other Local Limited Partnerships that are being reviewed for possible disposition in the future while no such expenses were incurred during the nine months ended December 31, 2007. During the nine months ended December 31, 2008 the Partnership had an impairment expense of $(5,000) compared to $0 for the nine months ended December 31, 2007. The expense can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value to the Partnership. There was also a $10,000 increase in reporting fees offset by an $(8,000) decrease in distribution income. Reporting fees and distribution income fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. The equity in losses of Local Limited Partnership increased by $(9,000), which can vary year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. There was a $30,000 increase in gain on the sale of one Local Limited Partnership for the nine months ended December 31, 2008 compared to no gain on sale for the nine months ended December 31, 2007, which partially offset the increase in operating expenses. The Partnership sold its Limited Partnership interest in a Local Limited Partnership during the nine months ended December 31, 2008 while no Local Limited Partnerships were sold during the nine months ended December 31, 2007. There was also $40,000 decrease in legal and accounting fees for the nine months ended December 31, 2008 due to the timing of the accounting work being performed.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2007. The net decrease in cash during the nine months ended December 31, 2008 was $(41,000) compared to a net decrease in cash for the nine months ended December 31, 2006 of $(22,000). The change of $(19,000) was due in large part to the fact that the Partnership advanced $(64,000) to a Local Limited Partnership that was experiencing operational issues. There was also an increase of cash of $30,000 as a result of the proceeds received from the sale of its Limited Partnership interest in one Local Limited Partnership. During the nine months ended December 31, 2008 the Partnership paid the General Partner or an affiliate $(25,000) for a combination of accrued asset management fees and reimbursements for operating expenses paid on the Partnership's behalf compared to $(44,000) paid during the nine months ended December 31, 2007. The General Partner or an affiliate made advances to the Partnership of $18,000 that was then reserved for in full. There was also a $2,000 increase in cash received from distribution income and reporting fees.

During the nine months ended December 31, 2008, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $224,000. The General Partner does not anticipate that the balance of accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2008, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2010.

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

(b)      Changes in internal controls
         ----------------------------

         There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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