Form 10-K
period 2009-03-31
WNC HOUSING TAX CREDIT FUND III L P
filed 2009-09-17
CIK 875278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                        For the year ended March 31, 2009

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

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes       No  X
   ------   ------

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes       No  X
   ------   ------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       No  X
   ------   ------

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

Large accelerated filer      Accelerated filer      Non-accelerated filer X    Smaller reporting company
                        ---                    ---                       ---                             ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes       No  X
   ------   ------

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

The Partnership originally invested in forty-eight Local Limited Partnerships, one of which has been sold or otherwise disposed of as of March 31, 2009. Each of these Local Limited Partnerships owns or owned one Housing Complex that was eligible for the Federal Low Income Housing Tax Credit, except for one Local Limited Partnership which owns three such Housing Complexes. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

EXIT STRATEGY

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their Compliance Periods.

The following table reflects the 15-year compliance period of the forty-seven Housing Complexes:

                     EXPIRATION DATE FOR 15-YEAR COMPLIANCE PERIOD

               LOCAL LIMITED
              PARTNERSHIP NAME                          15-YEAR EXPIRATION DATE
------------------------------------------------------------------------------------
Beaumont Elderly Housing, L.P.                                                 2010
Brownfield Seniors Community, Ltd.                                             2010
Buffalo Apartments, Ltd.                                                       2008
Cambridge Court Associates Limited Partnership                                 2008
Candleridge Apartments of Bondurant L.P.                                       2008
Candleridge Apartments of Waukee L.P.                                          2008
Cherokee Housing, Ltd.                                                         2008
Chester Associates  I, a Limited Partnership                                   2008
Clinton Terrace Apartments, Ltd.                                               2008
Coffeeville Housing, Ltd.                                                      2009
Coosa County Housing, Ltd.                                                     2008
Crockett Manor, Ltd.                                                           2008
Crockett Manor Senior Citizens Complex, Ltd.                                   2008
Delta Manor, L.P.                                                              2007
Eupora Apartments, L.P.                                                        2008
Fairview Village V, Limited Partnership                                        2008
Fox Lake Manor Limited Partnership                                             2008
Ft. Deposit Housing, Ltd.                                                      2008
Gulf Coast Apartments, L.P.                                                    2008
Gulf Coast Apartments of Long Beach, L.P.                                      2008
Heritage Colonial Homes, L.P.                                                  2009
HOI Limited Partnership of Benson                                              2009
HOI Limited Partnership of Dallas                                              2008
HOI Limited Partnership of Dunn                                                2009
HOI Limited Partnership of Kings Mt.                                           2008
HOI Limited Partnership of Lee                                                 2009
HOI Limited Partnership of Sanford                                             2009
HOI Limited Partnership of Selma                                               2009
Killbuck Limited Partnership                                                   2008
Lake Ridge Apartments, L.P.                                                    2009
Levelland Manor, L.P.                                                          2008
Logan Park Associates Limited Partnership                                      2008
Meadow Run Associates Limited Partnership                                      2009
Oakdale Senior Housing Limited Partnership                                     2008
Orange Beach Housing, Ltd.                                                     2010
Parks I Limited Partnership                                                    2008


                     EXPIRATION DATE FOR 15-YEAR COMPLIANCE PERIOD

               LOCAL LIMITED
              PARTNERSHIP NAME                          15-YEAR EXPIRATION DATE
------------------------------------------------------------------------------------

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2009.

During the year ended to March 31, 2009, the Partnership sold its Limited Partnership interest in Carlinville Associate I, L.P. ("Carlinville"). Carlinville was appraised with a value of $514,000 and the outstanding mortgage debt was $483,978. The Limited Partnership interest was sold in December 2008 to the Local General Partner. The 15-year compliance period expired in 2008 therefore there will be no recapture of Low Income Housing Tax Credits. The Partnership received $30,023, for its Limited Partnership interests in this Local Limited Partnership, which was the difference between the appraised value and the outstanding debt of the property. The $30,023 is being kept in the Partnerships reserves to pay the costs incurred related to the disposition and other operating expenses of the Partnership.

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

     FLUCTUATING ECONOMIC CONDITIONS CAN REDUCE THE VALUE OF REAL ESTATE. The Partnership's principal business objective is providing its Limited Partners with low income housing tax credits, not the generation of gains from the appreciation of real estate held by the Local Limited Partnerships. In its financial statements, the Partnership has carried its investments in Local Limited Partnerships at values reflecting the sum of the total amount of the remaining future low income housing tax credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership of its interests in the Local Limited Partnerships. As of March 31, 2009, the Partnership had reduced the carrying amount to $0 with respect to all of its investments.

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

     A loss in value of an investment in a Local Limited Partnership other than a temporary decline is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the investment's carrying amount to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. For the years ended March 31, 2009, 2008 and 2007, impairment expense related to investments in Local Limited Partnerships was $4,789, $0 and $0, respectively.

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

     The Partnership's accrued payables consist primarily of the asset management fees payable to the General Partner. These accrued payables increased by approximately $279,000, $272,000 and $277,000 for the years ended March 31, 2009, 2008 and 2007, respectively. The Partnership's future contractual cash obligations consist solely of its obligations to pay future annual asset management fees. These will equal approximately $296,000 per year through the termination of the Partnership, which must occur no later than December 31, 2050. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

     Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through September 30, 2010.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the forty-seven Housing Complexes for which the Partnership had ownership during the year, as of the dates or for the periods indicated:

                                                     ------------------------------  -----------------------------------------------
                                                           AS OF MARCH 31, 2009                  AS OF DECEMBER 31, 2008
                                                     ------------------------------  -----------------------------------------------
                                                      PARTNERSHIP'S
                                                         TOTAL
                                                       INVESTMENT        AMOUNT OF                   ESTIMATED          MORTGAGE
                                                        IN LOCAL        INVESTMENT                 AGGREGATE LOW       BALANCES OF
  LOCAL LIMITED                    GENERAL PARTNER       LIMITED           PAID       NUMBER OF    INCOME HOUSING     LOCAL LIMITED
 PARTNERSHIP NAME    LOCATION           NAME           PARTNERSHIPS      TO DATE        UNITS      TAX CREDITS (1)     PARTNERSHIP
------------------------------------------------------------------------------------------------------------------------------------

Beaumont Elderly     Beaumont,     Donald W. Sowell
Housing, L.P.        Mississippi                          $ 229,000      $ 229,000           30         $ 462,000       $   901,000

Brownfield Seniors   Brownfield,   Winston Sullivan
Community, Ltd.      Texas                                  147,000        147,000           24           292,000           689,000

Buffalo Apartments,  Buffalo,      Donald W. Sowell
Ltd.                 Texas                                   91,000         91,000           24           177,000           380,000

Cambridge Court      Grottoes,     The Humphrey
Associates Limited   Virginia      Companies
Partnership                                                 254,000        254,000           39           557,000         1,258,000

Candleridge          Bondurant,    Eric A. Sheldahl
Apartments of        Iowa
Bondurant L.P.                                               99,000         99,000           23           222,000           557,000

Candleridge          Waukee,       Eric A. Sheldahl
Apartments of        Iowa
Waukee L.P.                                                 101,000        101,000           23           227,000           613,000

Cherokee             Cedar Bluff,  Thomas H. Cooksey
Housing, Ltd.        Alabama       and Apartment
                                   Developers, Inc.         110,000        110,000           19           272,000           597,000

Chester Associates   Chester,      Kenneth M. Vitor
I, a Limited         Illinois
Partnership                                                 159,000        159,000           24           358,000           667,000

Clinton Terrace      Albany,       Eddie C. Dalton
Apartments, Ltd.     Kentucky                               138,000        138,000           24           290,000           730,000



                                                     ------------------------------  -----------------------------------------------
                                                           AS OF MARCH 31, 2009                  AS OF DECEMBER 31, 2008
                                                     ------------------------------  -----------------------------------------------
                                                      PARTNERSHIP'S
                                                         TOTAL
                                                       INVESTMENT        AMOUNT OF                   ESTIMATED          MORTGAGE
                                                        IN LOCAL        INVESTMENT                 AGGREGATE LOW       BALANCES OF
  LOCAL LIMITED                    GENERAL PARTNER       LIMITED           PAID       NUMBER OF    INCOME HOUSING     LOCAL LIMITED
 PARTNERSHIP NAME    LOCATION           NAME           PARTNERSHIPS      TO DATE        UNITS      TAX CREDITS (1)     PARTNERSHIP
------------------------------------------------------------------------------------------------------------------------------------

Coffeeville          Coffeeville,  Thomas H. Cooksey
Housing, Ltd.        Alabama       and Apartment
                                   Developers, Inc.         103,000        103,000           19           239,000           519,000

Coosa County         Rockford,     Thomas H. Cooksey
Housing, Ltd.        Alabama       and Apartment
                                   Developers, Inc.         103,000        103,000           19           265,000           527,000

Crockett Manor,      Crockett,     Jean Johnson
Ltd.                 Texas                                  184,000        184,000           40           383,000           823,000

Crockett Manor       Crockett,     Jean Johnson
Senior Citizens      Texas
Complex, Ltd.                                               203,000        203,000           36           446,000           982,000

Delta Manor, L.P.    Techula,      Glenn D. Miller
                     Mississippi                            227,000        227,000           36           499,000         1,194,000

Eupora               Eupora,       Richard Tenhet
Apartments, L.P.     Mississippi   and Geraldine
                                   Tenhet                   138,000        138,000           36           310,000         1,163,000

Fairview Village     Carroll,      Kevin A. Bierl
V, Limited           Iowa
Partnership                                                 119,000        119,000           20           273,000           556,000

Fox Lake Manor       Fox Lake,     William E.
Limited              Wisconsin     Paschke, Jr. and
Partnership                        Robert E. Campbell        84,000         84,000           12           161,000           356,000

Ft. Deposit          Fort Deposit, Thomas H. Cooksey
Housing Ltd.         Alabama       and Apartment
                                   Developers, Inc.         127,000        127,000           23           330,000           678,000

Gulf Coast           Gulfport,     Philip Napier
Apartments, L.P.                   Mississippi              320,000        320,000           60           698,000         1,313,000



                                                     ------------------------------  -----------------------------------------------
                                                           AS OF MARCH 31, 2009                  AS OF DECEMBER 31, 2008
                                                     ------------------------------  -----------------------------------------------
                                                      PARTNERSHIP'S
                                                         TOTAL
                                                       INVESTMENT        AMOUNT OF                   ESTIMATED          MORTGAGE
                                                        IN LOCAL        INVESTMENT                 AGGREGATE LOW       BALANCES OF
  LOCAL LIMITED                    GENERAL PARTNER       LIMITED           PAID       NUMBER OF    INCOME HOUSING     LOCAL LIMITED
 PARTNERSHIP NAME    LOCATION           NAME           PARTNERSHIPS      TO DATE        UNITS      TAX CREDITS (1)     PARTNERSHIP
------------------------------------------------------------------------------------------------------------------------------------

Gulf Coast           Long Beach,   Philip Napier
Apartments of        Mississippi
Long Beach, L.P.                                            315,000        315,000           60           685,000         1,337,000

Heritage Colonial    Blackshear,   Robert J. Deharder
Homes, L.P.          Georgia       and Jacqueline F.
                                   McPhillips               115,000        115,000           20           126,000           498,000

HOI Limited          Benson,       Housing
Partnership of       North         Opportunities, Inc.      269,000        269,000           50           577,000         1,002,000
Benson               Carolina

HOI Limited          Dallas,       Housing
Partnership of       North         Opportunities, Inc.      366,000        366,000           60           787,000         1,593,000
Dallas               Carolina

HOI Limited          Dunn, North   Housing
Partnership          Carolina      Opportunities, Inc.
of Dunn                                                     170,000        170,000           34           366,000           760,000

HOI Limited          Kings         Housing
Partnership of       Mountain,     Opportunities, Inc.      262,000        262,000           46           563,000         1,142,000
Kings Mt.            North
                     Carolina

HOI Limited          Sanford,      Housing
Partnership of       North         Opportunities, Inc.
Lee                  Carolina                               419,000        419,000           78           901,000         1,828,000

HOI Limited          Sanford,      Housing
Partnership of       North         Opportunities, Inc.
Sanford              Carolina                               277,000        277,000           50           594,000         1,634,000

HOI Limited          Selma, North  Housing
Partnership of       Carolina      Opportunities, Inc.
Selma                                                       271,000        271,000           58           582,000           979,000

Killbuck Limited     Killbuck,     Georg E. Maharg
Partnership          Ohio                                   151,000        151,000           24           338,000           722,000

Lake Ridge           Tiptonville,  Lewis Beasley, Jr.
Apartments, L.P.     Tennessee     and Carol Beasley        317,000        317,000           44           647,000         1,409,000



                                                     ------------------------------  -----------------------------------------------
                                                           AS OF MARCH 31, 2009                  AS OF DECEMBER 31, 2008
                                                     ------------------------------  -----------------------------------------------
                                                      PARTNERSHIP'S
                                                         TOTAL
                                                       INVESTMENT        AMOUNT OF                   ESTIMATED          MORTGAGE
                                                        IN LOCAL        INVESTMENT                 AGGREGATE LOW       BALANCES OF
  LOCAL LIMITED                    GENERAL PARTNER       LIMITED           PAID       NUMBER OF    INCOME HOUSING     LOCAL LIMITED
 PARTNERSHIP NAME    LOCATION           NAME           PARTNERSHIPS      TO DATE        UNITS      TAX CREDITS (1)     PARTNERSHIP
------------------------------------------------------------------------------------------------------------------------------------

Levelland Manor,     Levelland,    1600 Capital Company     175,000        175,000           36           393,000           873,000
L.P.                 Texas

Logan Park           Caldwell,     Riley J. Hill
Associates           Idaho
Limited
Partnership                                                 571,000        571,000           50         1,281,000         2,196,000

Meadow Run           Gordonsville, The Humphrey
Associates           Virginia      Companies
Limited
Partnership                                                 302,000        302,000           43           662,000         1,448,000

Oakdale Senior       Oakdale,      Oakdale Senior
Housing Limited      California    Housing Corporation      919,000        919,000           80         2,110,000         2,589,000
Partnership

Orange Beach         Orange Beach, Thomas H. Cooksey
Housing, Ltd.        Alabama       and Apartment
                                   Developers, Inc.         208,000        208,000           31           472,000         1,045,000

Parks I Limited      Chatham,      Sallie B. Garst and
Partnership          Virginia      Lillien S. Brown         253,000        253,000           39           568,000         1,188,000

Post Manor, L.P.     Post, Texas   1600 Capital Company     122,000        122,000           24           263,000           611,000

Red Bud Associates   Red Bud,      Kenneth M. Vitor
I, a Limited         Illinois
Partnership                                                 135,000        135,000           20           303,000           577,000

Steeleville          Steeleville,  Kenneth M. Vitor
Associates I, a      Illinois
Limited
Partnership                                                 110,000        110,000           16           247,000           520,000

Tanglewood           Frankfurt,    Georg E. Maharg and
Limited              Ohio          Maharg Realty, Inc.
Partnership                                                 212,000        212,000           36           475,000         1,029,000

Village Lane         Farmington,   ERC Properties, Inc.
Properties, a        Arkansas
Limited
Partnership                                                 168,000        168,000           36           370,000           849,000



                                                     ------------------------------  -----------------------------------------------
                                                           AS OF MARCH 31, 2009                  AS OF DECEMBER 31, 2008
                                                     ------------------------------  -----------------------------------------------
                                                      PARTNERSHIP'S
                                                         TOTAL
                                                       INVESTMENT        AMOUNT OF                   ESTIMATED          MORTGAGE
                                                        IN LOCAL        INVESTMENT                 AGGREGATE LOW       BALANCES OF
  LOCAL LIMITED                    GENERAL PARTNER       LIMITED           PAID       NUMBER OF    INCOME HOUSING     LOCAL LIMITED
 PARTNERSHIP NAME    LOCATION           NAME           PARTNERSHIPS      TO DATE        UNITS      TAX CREDITS (1)     PARTNERSHIP
------------------------------------------------------------------------------------------------------------------------------------

Whitted Forest       Hillsborough, Hillsborough
Limited              North         Affordable Housing
Partnership          Carolina      Corporation              685,000        685,000           35         1,572,000           843,000

Wilcam Housing,      Camden,       Thomas H. Cooksey
Ltd.                 Alabama       and Apartment
                                   Developers, Inc.         106,000        106,000           19           299,000           599,000

Wills Point          Wills Point,  1600 Capital Company     124,000        124,000           24           277,000           608,000
Manor, L.P.          Texas

Windmere             Lexington,    The Humphrey
Associates           Virginia      Companies
Limited
Partnership                                                 291,000        291,000           38           539,000         1,441,000

Woodlands            Mount         1600 Capital
Apartments, L.P.     Pleasant,     Company
                     Texas                                  239,000        239,000           48           537,000         1,209,000

Woodview Limited     Chillicothe,  Michael K. Moore
Partnership          Illinois and
                     Glassford,
                     Illinois                               269,000        269,000           36           362,000         1,153,000
                                                       ------------   ------------     --------     -------------     -------------

                                                        $10,757,000    $10,757,000        1,666      $ 23,357,000      $ 46,185,000
                                                       ============   ============     ========     =============     =============


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



                                      -------------------------------------------------------------------
                                                        FOR THE YEAR ENDED DECEMBER 31, 2008
                                      -------------------------------------------------------------------
                                                                                        LOW INCOME
                                                                                    HOUSING TAX CREDITS
         LOCAL LIMITED                                                                  ALLOCATED TO
        PARTNERSHIP NAME                RENTAL INCOME      NET INCOME (LOSS)            PARTNERSHIP
---------------------------------------------------------------------------------------------------------

Beaumont Elderly Housing, L.P.         $        136,000   $        (10,000)                 99%

Brownfield Seniors Community, Ltd.              131,000            (13,000)                 99%

Buffalo Apartments, Ltd.                        102,000             (4,000)                 99%

Cambridge Court Associates
Limited Partnership                             182,000            (19,000)                 99%

Candleridge Apartments of
Bondurant L.P.                                  132,000            (13,000)                 99%

Candleridge Apartments of Waukee
L.P.                                            134,000            (15,000)                 99%

Cherokee Housing, Ltd.                           94,000            (14,000)                 99%

Chester Associates  I, a Limited
Partnership                                      97,000            (15,000)                 99%

Clinton Terrace Apartments, Ltd.                100,000            (27,000)                 99%

Coffeeville Housing, Ltd.                        79,000             (4,000)                 99%

Coosa County Housing, Ltd.                       89,000              4,000                  99%

Crockett Manor, Ltd.                            175,000              6,000                  99%

Crockett Manor Senior Citizens
Complex, Ltd.                                   155,000            (19,000)                 99%

Delta Manor, L.P.                               191,000            (57,000)                 99%

Eupora Apartments, L.P.                         154,000             (6,000)                 99%

Fairview Village V, Limited
Partnership                                      97,000             (2,000)                 99%

Fox Lake Manor Limited Partnership               35,000            (20,000)                 99%

Ft. Deposit Housing, Ltd.                       103,000            (16,000)                 99%

Gulf Coast Apartments, L.P.                     278,000             (6,000)                 99%

Gulf Coast Apartments of Long
Beach, L.P.                                     290,000            (18,000)                 99%

Heritage Colonial Homes, L.P.                   127,000            (10,000)                 99%

HOI Limited Partnership of Benson               257,000              12,000                 99%



                                      -------------------------------------------------------------------
                                                        FOR THE YEAR ENDED DECEMBER 31, 2008
                                      -------------------------------------------------------------------
                                                                                        LOW INCOME
                                                                                    HOUSING TAX CREDITS
         LOCAL LIMITED                                                                  ALLOCATED TO
        PARTNERSHIP NAME                RENTAL INCOME      NET INCOME (LOSS)            PARTNERSHIP
---------------------------------------------------------------------------------------------------------

HOI Limited Partnership of Dallas               282,000            (23,000)                 99%

HOI Limited Partnership of Dunn                 164,000             (2,000)                 99%

HOI Limited Partnership of Kings
Mt.                                             187,000            (22,000)                 99%

HOI Limited Partnership of Lee                  386,000            (51,000)                 99%

HOI Limited Partnership of Sanford              315,000            (45,000)                 99%

HOI Limited Partnership of Selma                302,000                  -                  99%

Killbuck Limited Partnership                     97,000            (22,000)                 99%

Lake Ridge Apartments, L.P.                     208,000            (23,000)                 99%

Levelland Manor, L.P.                           147,000            (31,000)                 99%

Logan Park Associates Limited
Partnership                                     349,000            (23,000)                 99%

Meadow Run Associates Limited
Partnership                                     213,000            (35,000)                 99%

Oakdale Senior Housing Limited
Partnership                                     516,000           (144,000)                 99%

Orange Beach Housing, Ltd.                      139,000            (22,000)                 99%

Parks I Limited Partnership                     165,000            (19,000)                 99%

Post Manor, L.P.                                 72,000            (29,000)                 99%

Red Bud Associates I, a Limited
Partnership                                      79,000            (25,000)                 99%

Steeleville Associates I, a
Limited Partnership                              69,000            (10,000)                 99%

Tanglewood Limited Partnership                  127,000            (41,000)                 99%

Village Lane Properties, a
Limited Partnership                             208,000            (47,000)                 99%


Whitted Forest Limited Partnership               93,000           (140,000)                 99%

Wilcam Housing, Ltd.                             97,000               3,000                 99%


                                      -------------------------------------------------------------------
                                                        FOR THE YEAR ENDED DECEMBER 31, 2008
                                      -------------------------------------------------------------------
                                                                                        LOW INCOME
                                                                                    HOUSING TAX CREDITS
         LOCAL LIMITED                                                                  ALLOCATED TO
        PARTNERSHIP NAME                RENTAL INCOME      NET INCOME (LOSS)            PARTNERSHIP
---------------------------------------------------------------------------------------------------------

Wills Point Manor, L.P.                          97,000            (16,000)                 99%

Windmere Associates Limited
Partnership                                     209,000            (38,000)                 99%

Woodlands Apartments, L.P.                      186,000            (54,000)                 99%

Woodview Limited Partnership                    199,000             (6,000)                 99%
                                      -----------------  ------------------

                                       $      8,044,000   $     (1,131,000)
                                      =================  ==================




WNC HOUSING TAX CREDIT FUND III, LP
MARCH 31, 2009

                                                        ----------------------------------------------------------------------------
                                                                                       OCCUPANCY RATES
                                                        ----------------------------------------------------------------------------
                                                                                      AS OF DECEMBER 31,
                                                        ----------------------------------------------------------------------------
  LOCAL LIMITED                    GENERAL PARTNER
 PARTNERSHIP NAME    LOCATION           NAME                  2008           2007           2006           2005           2004
------------------------------------------------------------------------------------------------------------------------------------

Beaumont Elderly     Beaumont,     Donald W. Sowell
Housing, L.P.        Mississippi                               97%             97%            97%            97%               90%

Brownfield Seniors   Brownfield,   Winston Sullivan
Community, Ltd.      Texas                                     92%            100%            92%            96%              100%

Buffalo Apartments,  Buffalo,      Donald W. Sowell
Ltd.                 Texas                                    100%             96%            96%            96%              100%

Cambridge Court      Grottoes,     The Humphrey
Associates Limited   Virginia      Companies
Partnership                                                   100%            100%           100%            97%               97%

Candleridge          Bondurant,    Eric A. Sheldahl
Apartments of        Iowa
Bondurant L.P.                                                100%            100%            96%           100%              100%

Candleridge          Waukee,       Eric A. Sheldahl
Apartments of        Iowa
Waukee L.P.                                                    91%            100%            96%           100%              100%

Carlinville          Carlinville,  Kenneth M. Vitor
Associates I, L.P.   Illinois                                  N/A             85%            75%            85%               60%

Cherokee Housing,    Cedar Bluff,  Thomas H. Cooksey
Ltd.                 Alabama       and Apartment
                                   Developers, Inc.            95%             95%           100%           100%              100%

Chester Associates   Chester,      Kenneth M. Vitor
I, a Limited         Illinois
Partnership                                                   100%             92%            88%            92%               96%



WNC HOUSING TAX CREDIT FUND III, LP
MARCH 31, 2009

                                                        ----------------------------------------------------------------------------
                                                                                       OCCUPANCY RATES
                                                        ----------------------------------------------------------------------------
                                                                                      AS OF DECEMBER 31,
                                                        ----------------------------------------------------------------------------
  LOCAL LIMITED                    GENERAL PARTNER
 PARTNERSHIP NAME    LOCATION           NAME                  2008           2007           2006           2005           2004
------------------------------------------------------------------------------------------------------------------------------------

Clinton Terrace      Albany,       Eddie C. Dalton
Apartments, Ltd.     Kentucky                                 100%            100%           100%            96%               96%

Coffeeville          Coffeeville,  Thomas H. Cooksey
Housing, Ltd.        Alabama       and Apartment
                                   Developers, Inc.            84%             84%            79%            95%               84%

Coosa County         Rockford,     Thomas H. Cooksey
Housing, Ltd.        Alabama       and Apartment
                                   Developers, Inc.            89%            100%           100%            95%              100%

Crockett             Crockett,     Jean Johnson               100%            100%           100%           100%               98%
Manor, Ltd.          Texas

Crockett Manor       Crockett,     Jean Johnson
Senior Citizens      Texas                                     97%            100%           100%           100%              100%
Complex, Ltd.

Delta Manor, L.P.    Techula,      Glenn D. Miller             97%             94%            94%            97%               97%
                     Mississippi

Eupora Apartments,   Eupora,       Richard Tenhet and
L.P.                 Mississippi   Geraldine Tenhet            97%            100%           100%           100%               97%

Fairview Village     Carroll,      Kevin A. Bierl
V, Limited           Iowa
Partnership                                                   100%            100%           100%           100%              100%

Fox Lake Manor       Fox Lake,     William E.
Limited              Wisconsin     Paschke, Jr. and
Partnership                        Robert E. Campbell          92%             67%            67%            83%               67%



WNC HOUSING TAX CREDIT FUND III, LP
MARCH 31, 2009

                                                        ----------------------------------------------------------------------------
                                                                                       OCCUPANCY RATES
                                                        ----------------------------------------------------------------------------
                                                                                      AS OF DECEMBER 31,
                                                        ----------------------------------------------------------------------------
  LOCAL LIMITED                    GENERAL PARTNER
 PARTNERSHIP NAME    LOCATION           NAME                  2008           2007           2006           2005           2004
------------------------------------------------------------------------------------------------------------------------------------

Ft. Deposit          Fort Deposit, Thomas H. Cooksey
Housing, Ltd.        Alabama       and Apartment
                                   Developers, Inc.            91%             83%            96%            96%               96%

Gulf Coast           Gulfport,     Philip Napier
Apartments, L.P.     Mississippi                               95%             92%           100%            90%               97%

Gulf Coast           Long Beach,   Philip Napier
Apartments of        Mississippi                               98%             95%            98%            93%               95%
Long Beach, L.P.

Heritage Colonial    Blackshear,   Robert J. Deharder
Homes, L.P.          Georgia       and Jacqueline F.
                                   McPhillips                  85%             90%            95%           100%               90%

HOI Limited          Benson,       Housing
Partnership of       North         Opportunities, Inc.         92%             92%            94%            96%               96%
Benson               Carolina

HOI Limited          Dallas,       Housing
Partnership of       North         Opportunities, Inc.         95%             95%           100%            97%              102%
Dallas               Carolina

HOI Limited          Dunn, North   Housing
Partnership of       Carolina      Opportunities, Inc.         97%            100%           100%            97%               97%
Dunn

HOI Limited          Kings         Housing
Partnership of       Mountain,     Opportunities, Inc.
Kings Mt.            North
                     Carolina                                  93%             98%           100%           100%              100%

HOI Limited          Sanford,      Housing
Partnership of       North         Opportunities, Inc.         92%             96%            97%            97%               97%
Lee                  Carolina



WNC HOUSING TAX CREDIT FUND III, LP
MARCH 31, 2009

                                                        ----------------------------------------------------------------------------
                                                                                       OCCUPANCY RATES
                                                        ----------------------------------------------------------------------------
                                                                                      AS OF DECEMBER 31,
                                                        ----------------------------------------------------------------------------
  LOCAL LIMITED                    GENERAL PARTNER
 PARTNERSHIP NAME    LOCATION           NAME                  2008           2007           2006           2005           2004
------------------------------------------------------------------------------------------------------------------------------------

HOI Limited          Sanford,      Housing
Partnership of       North         Opportunities, Inc.         94%             94%            96%           100%               92%
Sanford              Carolina

HOI Limited          Selma, North  Housing
Partnership of       Carolina      Opportunities, Inc.        100%             97%            98%           100%               98%
Selma

Killbuck Limited     Killbuck,     Georg E. Maharg
Partnership          Ohio                                      92%            100%           100%           100%              100%

Lake Ridge           Tiptonville,  Lewis Beasley, Jr.
Apartments, L.P.     Tennessee     and Carol Beasley           91%             95%            91%            82%               95%

Levelland Manor,     Levelland,    1600 Capital
L.P.                 Texas         Company                    100%             97%            97%            92%              100%

Logan Park           Caldwell,     Riley J. Hill
Associates           Idaho
Limited Partnership                                            90%             92%            98%           100%              100%

Meadow Run           Gordonsville, The Humphrey Companies
Associates Limited   Virginia
Partnership                                                    98%            100%           100%           100%              100%

Oakdale Senior       Oakdale,      Oakdale Senior
Housing Limited      California    Housing Corporation
Partnership                                                    99%             94%           100%           100%               99%

Orange Beach         Orange Beach, Thomas H. Cooksey
Housing, Ltd.        Alabama       and Apartment
                                   Developers, Inc.            94%             94%            97%           100%               94%

Parks I Limited      Chatham,      Sallie B. Garst
Partnership          Virginia      and Lillien S.
                                   Brown                      100%             97%            95%           100%              100%



WNC HOUSING TAX CREDIT FUND III, LP
MARCH 31, 2009

                                                        ----------------------------------------------------------------------------
                                                                                       OCCUPANCY RATES
                                                        ----------------------------------------------------------------------------
                                                                                      AS OF DECEMBER 31,
                                                        ----------------------------------------------------------------------------
  LOCAL LIMITED                    GENERAL PARTNER
 PARTNERSHIP NAME    LOCATION           NAME                  2008           2007           2006           2005           2004
------------------------------------------------------------------------------------------------------------------------------------

Post Manor, L.P.     Post, Texas   1600 Capital Company        63%             83%            96%            92%               75%

Red Bud Associates   Red Bud,      Kenneth M. Vitor
I, a Limited         Illinois
Partnership                                                    95%            100%           100%            90%               65%

Steeleville          Steeleville,  Kenneth M. Vitor
Associates I, a      Illinois
Limited Partnership                                            88%            100%           100%            88%               94%

Tanglewood Limited   Frankfurt,    Georg E. Maharg
Partnership          Ohio          and Maharg Realty,
                                   Inc.                        94%             97%            97%            89%               97%

Village Lane         Farmington,   ERC Properties, Inc.
Properties, a        Arkansas
Limited Partnership                                           100%            100%           100%           100%              100%

Whitted Forest       Hillsborough, Hillsborough
Limited Partnership  North         Affordable Housing
                     Carolina      Corporation                 46%             77%            86%            83%               89%

Wilcam Housing,      Camden,       Thomas H. Cooksey
Ltd.                 Alabama       and Apartment
                                   Developers, Inc.            95%             89%            89%            89%               95%

Wills Point Manor,   Wills Point,  1600 Capital Company       100%            100%            96%           100%              100%
L.P.                 Texas

Windmere Associates  Lexington,    The Humphrey Companies     100%            100%           100%           100%              100%
Limited Partnership  Virginia



WNC HOUSING TAX CREDIT FUND III, LP
MARCH 31, 2009

                                                        ----------------------------------------------------------------------------
                                                                                       OCCUPANCY RATES
                                                        ----------------------------------------------------------------------------
                                                                                      AS OF DECEMBER 31,
                                                        ----------------------------------------------------------------------------
  LOCAL LIMITED                    GENERAL PARTNER
 PARTNERSHIP NAME    LOCATION           NAME                  2008           2007           2006           2005           2004
------------------------------------------------------------------------------------------------------------------------------------

Woodlands            Mount         1600 Capital Company
Apartments, L.P.     Pleasant,
                     Texas                                     92%             94%            92%           100%               92%

Woodview Limited     Chillicothe,  Michael K. Moore
Partnership          Illinois and
                     Glassford,
                     Illinois                                 100%            100%           100%           100%              100%
                                                              ---             ---            ---            ---               ---

                                                               94%             95%            97%            96%               95%
                                                               ==              ==             ==             ==                ==


N/A- The Partnership sold its limited partnership interest prior to December 31, 2008.





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

(b) At March 31, 2009, there were 986 Limited Partners and 0 assignees of Partnership Units who were not admitted as Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement. During the years ended March 31, 2009, 2008 and 2007, the Partnership made no cash distributions to the Limited Partners.

(d) No securities are authorized for issuance by the Partnership under equity compensation plans.

(e)  The Partnership does not issue common stock

(f) No unregistered securities were sold by the Partnership during the year ended March 31, 2009.

ITEM 5B. USE OF PROCEEDS

NOT APPLICABLE

ITEM 5C. PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

NONE

ITEM 6. SELECTED FINANCIAL DATA

Selected balance sheet information for the Partnership is as follows:

                                                         FOR THE YEARS ENDING MARCH 31,
                                 ------------------------------------------------------------------------------

                                      2009            2008            2007            2006            2005
                                 --------------  --------------  --------------  --------------  --------------
ASSETS
Cash                             $       16,761  $      101,033  $      149,077  $      156,158  $      212,588
Investments in Local Limited
  Partnerships, net                           -          25,029          20,384          23,717          57,307
                                 --------------  --------------  --------------  --------------  --------------

       Total Assets              $       16,761  $      126,062  $      169,461  $      179,875  $      269,895
                                 ==============  ==============  ==============  ==============  ==============

LIABILITIES
Accrued fees and expenses due
  to General Partner and
  affiliates                     $    4,082,099  $    3,772,893  $    3,475,587  $    3,198,608  $    2,948,938

   PARTNERS' DEFICIT                 (4,065,338)     (3,646,831)     (3,306,126)     (3,018,733)     (2,679,043)
                                 --------------  --------------  --------------  --------------  --------------

       Total Liabilities and
       Partners' Deficit         $       16,761  $      126,062  $      169,461  $      179,875  $      269,895
                                 ==============  ==============  ==============  ==============  ==============



Selected results of operations, cash flows and other information for the Partnership are as follows:

                                                             FOR THE YEARS ENDING
                                                                   MARCH 31,
                                 ------------------------------------------------------------------------------

                                      2009            2008            2007            2006            2005
                                 --------------  --------------  --------------  --------------  --------------

Loss  from operations (Note 1)   $     (428,663) $     (345,925) $     (285,083) $     (308,325) $     (644,309)
Equity in income (losses)
  from Local Limited
  Partnerships                          (19,900)          4,985          (2,993)        (32,221)       (116,289)
Gain on sale of Local
  Limited
Partnerships                             30,023               -               -               -               -
Interest income                              33             235             683             856             724
                                 --------------  --------------  --------------  --------------  --------------

NET LOSS                         $     (418,507) $     (340,705) $     (287,393) $     (339,690) $     (759,874)
                                 ==============  ==============  ==============  ==============  ==============

NET LOSS ALLOCATED TO:

   General Partners              $      (4,185)  $       (3,407) $       (2,874) $       (3,397) $       (7,599)
                                 ==============  ==============  ==============  ==============  ==============

   Limited Partners              $     (414,322) $     (337,298) $     (284,519) $     (336,293) $     (752,275)
                                 ==============  ==============  ==============  ==============  ==============

NET LOSS PER PARTNERSHIP
  UNIT                           $       (27.62) $       (22.49) $       (18.97) $       (22.42) $       (50.16)
                                 ==============  ==============  ==============  ==============  ==============

OUTSTANDING WEIGHTED
  PARTNERSHIP UNITS                      15,000          15,000          15,000          15,000          15,000
                                 ==============  ==============  ==============  ==============  ==============

Note 1-Loss from operations for the years ended March 31, 2009, 2008, 2007, 2006 and 2005 includes a charge for impairment losses on investments in Local Limited
Partnerships of $4,789, $0, $0, $0 and $330,705, respectively.

                                                           FOR THE YEARS ENDED
                                                                MARCH 31,
                                 -------------------------------------------------------------------------

                                      2009          2008           2007           2006           2005
                                 -------------  -------------  -------------  -------------  -------------

NET CASH PROVIDED BY
 (USED IN):
   Operating activities          $    (114,295) $     (48,044) $      (7,081) $     (57,459) $     (16,573)
   Investing activities                 30,023              -              -          1,029          2,291
                                 -------------  -------------  -------------  -------------  -------------
NET CHANGE IN CASH                     (84,272)       (48,044)        (7,081)       (56,430)       (14,282)

CASH, BEGINNING OF PERIOD              101,033        149,077        156,158        212,588        226,870
                                 -------------  -------------  -------------  -------------  -------------

CASH, END OF PERIOD              $      16,761  $     101,033  $     149,077  $     156,158  $     212,588
                                 =============  =============  =============  =============  =============

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

                                      2008          2007           2006           2005           2004
                                 -------------  -------------  -------------  -------------  -------------

Federal                          $           -  $           -  $           -  $           4  $          34

State                                        -              -              -              -              -
                                 -------------  -------------  -------------  -------------  -------------

Total                            $           -  $           -  $           -  $           4  $          34
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

Risks and uncertainties inherent in forward looking statements include, but are not limited to, the Partnership's future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the Low Income Housing Tax Credits property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

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

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships which are Variable Interest Entities under Financial Accounting Standards Board ("FASB") Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in Investments in Local Limited Partnerships represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners.

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

FINANCIAL CONDITION

The Partnership's assets at March 31, 2009 consisted of $17,000 in cash. Liabilities at March 31, 2009 primarily consisted of $4,021,000 of accrued asset management fees and $61,000 in advances payable due to the General Partner. (See "Future Contractual Cash Obligations" below).

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 2009 COMPARED TO YEAR ENDED MARCH 31, 2008 The Partnership's net loss for the year ended March 31, 2009 was $(419,000), reflecting an increase of $(78,000) from the net loss of $(341,000) experienced for the year ended March 31, 2008. The increase in net loss was partially due to an increase of $(25,000) in equity in losses from Local Limited Partnerships, which can vary year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. In addition, there was an increase of $(83,000) in loss from operations. The increase in loss from operations is largely due to an increase of $(89,000) in write off of advances to Local Limited Partnerships for the year ended March 31, 2009 compared to the year ended March 31, 2008. Advances of $114,000 were made during the year ended March 31, 2009 and reserved fully in the same year compared to advances of $25,000 made and reserved for during the year ended March 31, 2008. A Local Limited Partnership was experiencing some operational issues and the Partnership advanced the necessary funds. There was also an increase in impairment loss of $(5,000). The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the fund and the current estimated residual value of the investments compared to the current carrying value of each of the investments. In consideration of the current economic conditions all Local Limited Partnerships were considered not to have any residual value. Appraisal expenses increased by $(23,000) due to costs incurred related to the sale of a Local Limited Partnership in the current year. Total income decreased by $(1,000) for the year ended March 31, 2009 compared to the year ended March 31, 2008 as distribution income and reporting fees fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. There was a decrease of $33,000 in legal and accounting expenses, due to the timing of the accounting work being performed. The increase in loss from operations was offset by the increase in gain on sale of Local Limited Partnerships of $30,000 for the year ended March 31, 2009 compared to no gain on sale for the year ended March 31, 2008. The Partnership sold its Limited Partnership interests in a Local Limited Partnership during the year ended March 31, 2009 while none were sold during the year ended March 31, 2008.

YEAR ENDED MARCH 31, 2008 COMPARED TO YEAR ENDED MARCH 31, 2007 The Partnership's net loss for the year ended March 31, 2008 was $(341,000), reflecting an increase of $(54,000) from the net loss of $(287,000) experienced for the year ended March 31, 2007. The increase in net loss is largely due to an increase of $(28,000) in legal and accounting expenses, due to the timing of the accounting work being performed. There was also an increase of $(25,000) in write off of advances to Local Limited Partnerships for the year ended March 31, 2009 compared to the year ended March 31, 2007. Advances of $(25,000) were made during the year ended March 31, 2008 and reserved fully in the same year compared to no advances being made and reserved for in the year ended March 31, 2007. A Local Limited Partnership was experiencing some operational issues and the Partnership advanced the necessary funds. Distribution income decreased by $(8,000) due to the fact that Local Limited Partnerships pay the distribution income to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. The decrease in distribution income was offset by an $8,000 increase in equity in income of Local Limited Partnerships due to the fact that one Local Limited Partnership during the year ended March 31, 2008 had equity in income of $5,000 compared to the same Local Limited Partnership that has a $(3,000) equity in loss that was recorded by the Partnership, for the year ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED MARCH 31, 2009 COMPARED TO YEAR ENDED MARCH 31, 2008 Net decrease in cash during the year ended March 31, 2009 was $(84,000) compared to net decrease in cash for the year ended March 31, 2008 of $(48,000). The increase in net decrease in cash of $(36,000) was largely comprised of the $(114,000) of advances made to a Local Limited Partnership for the year ended March 31, 2009 compared to $(25,000) advanced during the year ended March 31, 2008. The partnership also received $(1,000) less in total income in the current year. The Partnership reimbursed the General Partner or an affiliate $(63,000) for the year ended March 31, 2009 compared to $(28,000) paid during the year ended March 31, 2008. Lastly, the Partnership paid $(20,000) of accrued asset management fees during the year ended March 31, 2009 compared to $(28,000) during the year ended March 31, 2008.

YEAR ENDED MARCH 31, 2008 COMPARED TO YEAR ENDED MARCH 31, 2007 Net decrease in cash during the year ended March 31, 2008 was $(48,000) compared to net decrease in cash for the year ended March 31, 2007 of $(7,000). The decrease in net cash of $(41,000) was largely comprised of the $(25,000) in advances made to a Local Limited Partnership for the year ended March 31, 2008 compared to no advances made during the year ended March 31, 2007. The partnership also received $(8,000) less in distribution income in the current year compared to the prior year. The Partnership paid $(28,000) of accrued asset management fees during the year ended March 31, 2008 compared to $(22,000) during the year ended March 31, 2007 which was a net effect of a $(6,000) decrease. Lastly, the Partnership reimbursed the General Partner or an affiliate $(28,000) for the year ended March 31, 2008 compared to $(26,000) during the year ended March 31, 2007 which resulted in a net decrease of $(2,000) in cash for the year ended March 31, 2008.

Accrued payables, which consist primarily of related party management fees due to the General Partner, increased by approximately $309,000, $297,000 and $277,000 for the years ended March 31, 2009, 2008 and 2007, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through September 30, 2010.

Future Contractual Cash Obligations

The following table summarizes the Partnership's future contractual cash obligations as of March 31, 2009:

                                 2010          2011          2012          2013          2014       THEREAFTER      TOTAL
                             ------------  ------------  ------------  ------------  ------------  ------------  ------------
Asset management fees (1)    $  4,317,916  $    296,395  $    296,395  $    296,395  $    296,395  $ 10,670,220  $ 16,173,716
                             ------------  ------------  ------------  ------------  ------------  ------------  ------------
Total contractual cash
   obligations               $ 4,317,916   $    296,395  $    296,395  $    296,395  $    296,395  $ 10,670,220  $ 16,173,716
                             ===========   ============  ============  ============  ============  ============  ============

(1) Asset management fees are payable annually until termination of the Partnership, which is to occur no later than 2050. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2050. Amounts due to the General Partner as of March 31, 2009 have been included in the 2010 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

NOT APPLICABLE

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
WNC Housing Tax Credit Fund III, L.P.

     We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund III, L.P. (a California Limited Partnership) (the Partnership) as of March 31, 2009 and 2008, and the related statements of operations, partners' deficit and cash flows for each of the years in the three-year period ended March 31, 2009. The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund III, L.P. (a California Limited Partnership) as of March 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

Bethesda, Maryland
September 11, 2009


                                     WNC HOUSING TAX CREDIT FUND III, L.P.
                                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                                 BALANCE SHEETS

                                                                                         MARCH 31
                                                                             ---------------------------------
                                                                                   2009              2008
                                                                             ---------------   ---------------

ASSETS

Cash                                                                         $        16,761   $       101,033
Investments in Local Limited Partnerships, net (Notes 2 and 3)                             -            25,029
                                                                             ---------------   ---------------

    Total Assets                                                             $        16,761   $       126,062
                                                                             ===============   ===============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to General Partner and affiliates
     (Note 3)                                                                $     4,082,099   $     3,772,893
                                                                             ---------------   ---------------

Partners' Deficit:
    General Partner                                                                  (81,175)          (76,990)
    Limited Partners (15,000 Partnership Units authorized; 15,000
     Partnership Units issued and outstanding)                                    (3,984,163)       (3,569,841)
                                                                             ---------------   ---------------

      Total Partners' Deficit                                                     (4,065,338)       (3,646,831)
                                                                             ---------------   ---------------

             Total Liabilities and Partners' Deficit                         $        16,761   $       126,062
                                                                             ===============   ===============


                                 See accompanying notes to financial statements


                                   WNC HOUSING TAX CREDIT FUND III, L.P.
                                     (A CALIFORNIA LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                             FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007


                                                                FOR THE YEARS ENDED MARCH 31,
                                                    ------------------------------------------------------

                                                          2009               2008               2007
                                                    ----------------   ----------------   ----------------

Distribution income                                 $         15,252   $         19,188   $         27,568
Reporting fees                                                14,288             11,710             11,950
                                                    ----------------   ----------------   ----------------

Total income                                                  29,540             30,898             39,518
                                                    ----------------   ----------------   ----------------

Operating expenses:
   Amortization                                                  340                340                340
   Asset management fees (Note 3)                            298,697            299,464            299,464
   Legal and accounting                                       12,342             44,964             16,776
   Write off of advances to Local Limited
     Partnerships (Note 5)                                   114,087             24,870                  -
   Impairment loss                                             4,789                  -                  -
   Appraisal expense                                          22,600                  -                  -
   Other                                                       5,348              7,185              8,021
                                                    ----------------   ----------------   ----------------

     Total operating expenses                                458,203            376,823            324,061
                                                    ----------------   ----------------   ----------------

Loss from operations                                        (428,663)          (345,925)          (285,083)

Equity in income (losses) of Local Limited
     Partnerships (Note 2)                                   (19,900)             4,985             (2,993)

Gain on sale of Local Limited Partnerships                    30,023                  -                  -

Interest income                                                   33                235                683
                                                    ----------------   ----------------   ----------------

Net loss                                            $       (418,507)  $       (340,705)  $       (287,393)
                                                    ================   ================   ================

Net loss allocated to:
   General Partner                                  $         (4,185)  $         (3,407)  $         (2,874)
                                                    ================   ================   ================

   Limited Partners                                 $       (414,322)  $       (337,298)  $       (284,519)
                                                    ================   ================   ================

Net loss per Partnership Unit                       $         (27.62)  $         (22.49)  $         (18.97)
                                                    ================   ================   ================

Outstanding weighted Partnership Units                        15,000             15,000             15,000
                                                    ================   ================   ================

                               See accompanying notes to financial statements


                                   WNC HOUSING TAX CREDIT FUND III, L.P.
                                     (A CALIFORNIA LIMITED PARTNERSHIP)

                                      STATEMENTS OF PARTNERS' DEFICIT

                             FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007


                                                        GENERAL            LIMITED
                                                        PARTNER            PARTNERS            TOTAL
                                                    ----------------   ----------------   ----------------

Partners' deficit at March 31, 2006                 $        (70,709)  $     (2,948,024)  $     (3,018,733)

Net loss                                                      (2,874)          (284,519)          (287,393)
                                                    ----------------   ----------------   ----------------

Partners' deficit at March 31, 2007                          (73,583)        (3,232,543)        (3,306,126)

Net loss                                                      (3,407)          (337,298)          (340,705)
                                                    ----------------   ----------------   ----------------

Partners' deficit at March 31, 2008                          (76,990)        (3,569,841)        (3,646,831)

Net loss                                                      (4,185)          (414,322)          (418,507)
                                                    ----------------   ----------------   ----------------

Partners' deficit at March 31, 2009                 $        (81,175)        (3,984,163)        (4,065,338)
                                                    ================   ================   ================




                               See accompanying notes to financial statements


                                    WNC HOUSING TAX CREDIT FUND III, L.P.
                                     (A CALIFORNIA LIMITED PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS

                              FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007


                                                                    FOR THE YEARS ENDED MARCH 31,
                                                        ---------------------------------------------------

                                                             2009              2008              2007
                                                        ---------------   ---------------   ---------------

Cash flows from operating activities:
  Net loss                                              $      (418,507)  $      (340,705)  $      (287,393)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
     Amortization                                                   340               340               340
     Equity in (income) losses of Local Limited
       Partnerships                                              19,900            (4,985)            2,993
     Advances made to Local Limited Partnerships               (114,087)          (24,870)                -
     Write off of advances made to Local
           Limited Partnerships                                 114,087            24,870                 -
      Impairment loss                                             4,789                 -                 -
      Change in accrued fees and expenses due to
         General Partner and affiliates                         309,206           297,306           276,979
      Gain on sale of Local Limited
        Partnership                                             (30,023)                -                 -
                                                        ---------------   ---------------   ---------------

Net cash used in operating activities                          (114,295)          (48,044)           (7,081)
                                                        ---------------   ---------------   ---------------

Cash flows provided by investing activities:
      Proceeds from sale of Local Limited
        Partnership                                              30,023                 -                 -
                                                        ---------------   ---------------   ---------------

Net cash provided by investing activities                        30,023                 -                 -
                                                        ---------------   ---------------   ---------------

Net decrease in cash                                            (84,272)         (48,044)            (7,081)

Cash, beginning of period                                       101,033           149,077           156,158
                                                        ---------------   ---------------   ---------------

Cash, end of period                                     $        16,761   $       101,033   $       149,077
                                                        ===============   ===============   ===============

SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION:
    Taxes paid                                          $           800   $           800   $           800
                                                        ===============   ===============   ===============


                               See accompanying notes to financial statements

                                                     41

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------

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

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through September 30, 2010.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2009.

During the year ended March 31, 2009, the Partnership sold its Limited Partnership interest in Carlinville Associate I, L.P. ("Carlinville"). Carlinville was appraised with a value of $514,000 and the outstanding mortgage debt was $483,978. The 15-year compliance period expired in 2008 therefore there will be no recapture of Low Income Housing Tax Credits. The Partnership received $30,023, for its Limited Partnership interests in this Local Limited Partnership, which was the difference between the appraised value and the outstanding debt of the property. The $30,023 is being kept in the Partnership's reserves to pay the costs incurred related to the disposition and other operating expenses of the Partnership.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------

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

CASH AND CASH EQUIVALENTS
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2009 and 2008, the Partnership had no cash equivalents.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------

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

AMORTIZATION
------------

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for each of the years ended March 31, 2009, 2008 and 2007 was $340.

IMPAIRMENT
----------

A loss in value of an investment in a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment's carrying amount to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. A loss in value other than a temporary decline is recorded as an impairment loss. For the years ended March 31, 2009, 2008 and 2007 impairment loss related to investments in Local Limited Partnerships were $4,789, $0 and $0, respectively.

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of March 31, 2009 and 2008, the Partnership owns Local Limited Partnership interests in 47 and 48 Local Limited Partnerships, respectively, each of which owns one Housing Complex, except for one Local Limited Partnership which owns three Housing Complexes, consisting of an aggregate 1,666 and 1,686 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2009 and 2008 are approximately $8,826,000 and $7,875,000 respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account along with impairment losses recorded in the Partnership's investment account.

At March 31, 2009, the investment accounts in all of the Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the years ended March 31, 2009, 2008 and 2007, amounting to approximately $1,097,000, $841,000 and
$1,023,000, respectively, have not been recognized. As of March 31, 2009, the aggregate share of net losses not recognized by the Partnership amounted to $9,642,000.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for periods presented:

                                                                                 FOR THE YEARS
                                                                                ENDED MARCH 31,
                                                              ---------------------------------------------------

                                                                   2009              2008              2007
                                                              ---------------   ---------------   ---------------
Investments per balance sheet, beginning of period            $        25,029   $        20,384   $        23,717
Impairment loss                                                        (4,789)                -                 -
Equity in income (losses) of Local Limited Partnerships               (19,900)            4,985            (2,993)
Amortization of paid acquisition fees and costs                          (340)             (340)             (340)
                                                              ---------------   ---------------   ---------------

Investments per balance sheet, end of period                  $             -   $        25,029   $        20,384
                                                              ===============   ===============   ===============

                                                                                 FOR THE YEARS
                                                                                ENDED MARCH 31,
                                                              ----------------------------------------------------

                                                                   2009              2008              2007
                                                              ---------------   ---------------   ---------------

Investments in Local Limited Partnerships, net                $             -   $        19,885   $        14,900
Acquisition fees and costs, net of accumulated
amortization of $1,417,423, $1,412,278 and $1,411,938                       -             5,144             5,484
                                                              ---------------   ---------------   ---------------

Investments per balance sheet, end of period                  $             -   $        25,029   $        20,384
                                                              ===============   ===============   ===============

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

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

                        COMBINED CONDENSED BALANCE SHEETS

                                                          2008               2007
                                                     ---------------   ---------------
ASSETS

BUILDINGS AND IMPROVEMENTS (NET OF ACCUMULATED
   DEPRECIATION FOR 2008 AND 2007 OF $29,292,000
   AND $27,723,000, RESPECTIVELY)                    $    34,022,000   $    35,108,000
LAND                                                       3,571,000         4,299,000
OTHER ASSETS                                               6,763,000         6,673,000
                                                     ---------------   ---------------

     TOTAL ASSETS                                    $    44,356,000   $    46,080,000
                                                     ===============   ===============

LIABILITIES

MORTGAGE LOANS PAYABLE                               $    46,185,000   $    47,565,000
DUE TO RELATED PARTIES                                     1,341,000         2,276,000
OTHER LIABILITIES                                          2,199,000         1,397,000
                                                     ---------------   ---------------

     TOTAL LIABILITIES                                    49,725,000        51,238,000
                                                     ---------------   ---------------

PARTNERS' EQUITY (DEFICIT)

WNC HOUSING TAX CREDIT FUND III, L.P.                     (8,826,000)       (7,850,000)
OTHER PARTNERS                                             3,457,000         2,692,000
                                                     ---------------   ---------------

     TOTAL PARTNERS' EQUITY (DEFICIT)                     (5,369,000)       (5,158,000)
                                                     ---------------   ---------------

       TOTAL LIABILITIES AND PARTNERS' EQUITY
       (DEFICIT)                                     $    44,356,000   $    46,080,000
                                                     ===============   ===============

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                         2008             2007              2006
                                                   ---------------   ---------------   ---------------
REVENUES                                           $     8,290,000   $     8,458,000   $     8,187,000
                                                   ---------------   ---------------   ---------------

EXPENSES:
  OPERATING EXPENSES                                     6,216,000         5,809,000         5,648,000
  INTEREST EXPENSE                                       1,309,000         1,586,000         1,692,000
  DEPRECIATION AND AMORTIZATION                          1,896,000         1,877,000         1,868,000
                                                   ---------------   ---------------   ---------------

    TOTAL EXPENSES                                       9,421,000         9,272,000         9,208,000
                                                   ---------------   ---------------   ---------------

                                                   $    (1,131,000)  $      (814,000)  $    (1,021,000)
                                                   ===============   ===============   ===============

NET LOSS ALLOCABLE TO THE PARTNERSHIP              $    (1,120,000)  $      (805,000)  $    (1,009,000)
                                                   ===============   ===============   ===============

NET INCOME (LOSS) RECORDED BY THE PARTNERSHIP      $       (20,000)  $         5,000   $        (3,000)
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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partners or their affiliates for the following items:

     Acquisition fees equal to 9% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,350,000. Accumulated amortization of these capitalized costs was $1,350,000 and $1,344,855 as of March 31, 2009 and 2008, respectively.

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

     An annual asset management fee equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnership interests and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Management fees of $298,697, $299,464 and $299,464 were incurred for the years ended March 31, 2009, 2008 and 2007, respectively of which $20,000, $27,500, and $22,500 were paid during the years ended March 31, 2009, 2008 and 2007, respectively.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

NOTE 3 - RELATED PARTY TRANSACTIONS, CONTINUED
----------------------------------------------

     The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were approximately $63,460, $26,800 and $24,800 during the years ended March 31, 2009, 2008 and 2007, respectively.

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

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

                                                           MARCH 31,
                                                ------------------------------

                                                     2009            2008
                                                --------------  --------------
Expenses paid by the General Partner
   or an affiliate on behalf of the
   Partnership                                  $        6,582  $       30,069
Asset management fee payable                         4,021,521       3,742,824
Advances made to the Partnership from
   the General Partner or an affiliate                  53,996               -
                                                --------------  --------------

Total                                           $    4,082,099  $    3,772,893
                                                ==============  ==============

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

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31:

                                        JUNE 30        SEPTEMBER 30     DECEMBER 31        MARCH 31
                                     --------------   --------------   --------------   --------------
             2009
             ----

Income                               $      15,000    $       9,000    $           -    $       6,000

Operating expenses                         (82,000)        (121,000)        (120,000)        (136,000)

Loss from operations                       (67,000)        (112,000)        (120,000)        (130,000)

Equity in losses of
       Local Limited Partnerships           (4,000)          (4,000)          (4,000)          (8,000)

Gain on sale of Local Limited
       Partnerships                               -                -           30,000                -

Net loss                                   (71,000)        (116,000)         (94,000)        (138,000)

Net loss available to Limited
     Partners                              (70,000)        (115,000)         (93,000)        (136,000)

Net loss per Partnership Unit                   (5)              (8)              (6)              (9)


                                        JUNE 30        SEPTEMBER 30     DECEMBER 31        MARCH 31
                                     --------------   --------------   --------------   --------------

             2008
             ----

Income                               $      14,000    $       7,000    $       1,000    $       9,000

Operating expenses                         (77,000)         (94,000)        (101,000)        (105,000)

Loss from operations                       (63,000)         (87,000)        (100,000)         (96,000)

Equity in income (losses) of
     Local Limited Partnerships             (1,000)          (1,000)          (1,000)           8,000

Net loss                                   (64,000)         (88,000)        (101,000)         (88,000)

Net loss available to Limited
     Partners                              (63,000)         (87,000)        (100,000)         (87,000)

Net loss per Partnership Unit                   (4)              (6)              (7)              (6)



                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), CONTINUED
---------------------------------------------------------------

                                        JUNE 30        SEPTEMBER 30     DECEMBER 31        MARCH 31
                                     --------------   --------------   --------------   --------------

               2007
               ----

Income                               $      15,000    $       7,000    $           -    $      17,000

Operating expenses                         (76,000)         (94,000)         (76,000)         (79,000)

Loss from operations                       (61,000)         (87,000)         (76,000)         (62,000)

Equity in losses of Local Limited
     Partnerships                                -                -                -           (3,000)

Interest income                                  -                -                -            1,000

Net loss                                   (61,000)         (87,000)         (76,000)         (64,000)

Net loss available to Limited
     Partners                              (60,000)         (86,000)         (75,000)         (63,000)

Net loss per Partnership Unit                   (4)              (6)              (5)              (4)

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

(b)  MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     -----------------------------------------------------------------------

     The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2009. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

     Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership's most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under "Disclosure controls and procedures", the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2009. This annual report does not include an attestation report of the Partnership's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management's report in this annual report.

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

(c)  CHANGES IN INTERNAL CONTROLS
     ----------------------------

     There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

     ITEM 9B. OTHER INFORMATION

NONE

PART III.

     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  IDENTIFICATION OF DIRECTORS, (B) IDENTIFICATION OF EXECUTIVE OFFICERS, (C)
     --------------------------------------------------------------------------
     IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES, (D) FAMILY RELATIONSHIPS,
     --------------------------------------------------------------------------
     AND (E) BUSINESS EXPERIENCE
     ---------------------------

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

Thomas J. Riha, age 54, is Senior Vice President - Chief Financial Officer and a member of the Acquisition Committee and the Commercial Real Estate Group of Associates and Vice President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and Management Company, last serving as Vice President - Operations. He is a founding member of the Housing Credit Certified Professional Board of Governors, a national professional certification program administered by the NAHB and the National Affordable Housing Management Association. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

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

Melanie R. Wenk, CPA, age 41, is Vice President-Portfolio Management of Associates. She is responsible for overseeing institutional and retail fund portfolio management, including partnership accounting, SEC reporting, quarterly and annual investor reporting and monitoring investment returns for all stabilized WNC institutional funds. Prior to joining Associates in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona, in 1999 with a Bachelor of Science degree in accounting.

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

(f)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
     ----------------------------------------

     None.

(g)  PROMOTERS AND CONTROL PERSONS
     -----------------------------

     Inapplicable.

(h)  AUDIT COMMITTEE FINANCIAL EXPERT, AND (I) IDENTIFICATION OF THE AUDIT
     ---------------------------------------------------------------------
     COMMITTEE
     ---------

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

(a)  Compensation for Services

     For services rendered by the Managing General Partner or an Affiliate of the Managing General Partner in connection with the administration of the affairs of the Partnership, the Managing General Partner or any such Affiliate may receive an annual asset management fee in an amount equal to 0.5% of Invested Assets in Local Limited Partnerships which are subsidized under one or more Federal, state or local housing assistance programs. The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the Managing General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Fees of $298,697, $299,464 and $299,464 were incurred the years ended March 31, 2009, 2008 and 2007 respectively. The Partnership paid the General Partners and or their affiliates $20,000, $27,500 and $22,500 of those fees during the years ended March 31, 2009, 2008 and 2007, respectively.

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

     The unpaid operating expenses reimbursable to the General Partner or its affiliates were $6,582, $30,069 and $4,727 for the years ended March 31, 2009, 2008 and 2007, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $63,460, $26,800 and $24,800 during the years ended March 31, 2009, 2008 and 2007, respectively.

(c)  Interest in Partnership

     The General Partner receives 1% of the Partnership's allocated Low Income Housing Tax Credits, which approximated $0, for the General Partner in the aggregate for each of the tax years (calendar years) ended December 31, 2008, 2007 and 2006. The General Partner is also entitled to receive 1% of the Partnership's operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2009, 2008 and 2007. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 1% and the Limited Partners 99% of any remaining proceeds. There were no distributions of cash to the General Partners during the years ended March 31, 2009, 2008 and 2007.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid to the Partnership's principal independent registered public accounting firm for the years ended March 31:


                                      2009             2008
                                ---------------   ---------------

Audit Fees                      $             -   $        41,533
Audit-related Fees                            -                 -
Tax Fees                                  2,890             2,755
All Other Fees                                -                 -
                                ---------------   ---------------
TOTAL                           $         2,890   $        44,288
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

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)    LIST OF FINANCIAL STATEMENTS INCLUDED IN PART II HEREOF:
          --------------------------------------------------------

          Balance Sheets, March 31, 2009 and 2008
          Statements of Operations for the years ended March 31, 2009, 2008 and 2007
          Statements of Partners' Deficit for the years ended March 31, 2009, 2008 and 2007
          Statements of Cash Flows for the years ended March 31, 2009, 2008 and 2007
          Notes to Financial Statements

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

WNC HOUSING TAX CREDIT FUND III, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2009

                                           ------------------------  ---------------------------------------------------------------
                                             AS OF MARCH 31, 2009                       AS OF DECEMBER 31, 2008
                                           ------------------------  ---------------------------------------------------------------
                                             TOTAL                    MORTGAGE
                                           INVESTMENT    AMOUNT OF    BALANCES
                                            IN LOCAL     INVESTMENT   OF LOCAL                  BUILDING
    LOCAL LIMITED                            LIMITED      PAID TO      LIMITED                     AND      ACCUMULATED    NET BOOK
  PARTNERSHIP NAME          LOCATION       PARTNERSHIP      DATE     PARTNERSHIPS    LAND     IMPROVEMENTS  DEPRECIATION    VALUE
------------------------------------------------------------------------------------------------------------------------------------

Beaumont Elderly        Beaumont,
Housing, L.P.           Mississippi        $   229,000   $  229,000     $901,000    $  62,000   $1,248,000      $454,000    $856,000

Brownfield Seniors      Brownfield,
Community, Ltd.         Texas                  147,000      147,000      689,000       38,000      827,000       305,000     560,000

Buffalo Apartments,     Buffalo,
Ltd.                    Texas                   91,000       91,000      380,000       10,000      639,000       260,000     389,000

Cambridge Court         Grottoes,
Associates Limited      Virginia               254,000      254,000    1,258,000       59,000    1,594,000       673,000     980,000
Partnership

Candleridge             Bondurant,
Apartments of           Iowa
Bondurant L.P.                                  99,000       99,000      557,000       48,000      869,000       482,000     435,000

Candleridge             Waukee,
Waukee Apartments       Iowa
of L.P.                                        101,000      101,000      613,000       87,000      860,000       470,000     477,000

Cherokee Housing,       Cedar Bluff,
Ltd.                    Alabama                110,000      110,000      597,000       44,000      731,000       331,000     444,000

Chester Associates      Chester,
I, a Limited            Illinois
Partnership                                    159,000      159,000      667,000       37,000      997,000       585,000     449,000

Clinton Terrace         Albany,
Apartments, Ltd.        Kentucky               138,000      138,000      730,000       24,000      838,000       334,000     528,000



WNC HOUSING TAX CREDIT FUND III, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2009

                                           ------------------------  ---------------------------------------------------------------
                                             AS OF MARCH 31, 2009                       AS OF DECEMBER 31, 2008
                                           ------------------------  ---------------------------------------------------------------
                                             TOTAL                    MORTGAGE
                                           INVESTMENT    AMOUNT OF    BALANCES
                                            IN LOCAL     INVESTMENT   OF LOCAL                  BUILDING
    LOCAL LIMITED                            LIMITED      PAID TO      LIMITED                     AND      ACCUMULATED    NET BOOK
  PARTNERSHIP NAME          LOCATION       PARTNERSHIP      DATE     PARTNERSHIPS    LAND     IMPROVEMENTS  DEPRECIATION    VALUE
------------------------------------------------------------------------------------------------------------------------------------

Coffeeville             Coffeeville,
Housing, Ltd.           Alabama                103,000      103,000      519,000       34,000      635,000       298,000     371,000

Coosa County            Rockford,
Housing, Ltd.           Alabama                103,000      103,000      527,000       32,000      661,000       305,000     388,000

Crockett Manor,         Crockett,              184,000      184,000      823,000       80,000    1,169,000       473,000     776,000
Ltd.                    Texas

Crockett Manor          Crockett,
Senior Citizens         Texas
Complex, Ltd.                                  203,000      203,000      982,000       23,000    1,375,000       464,000     934,000

Delta Manor, L.P.       Techula,
                        Mississippi            227,000      227,000    1,194,000       41,000    1,563,000       938,000     666,000

Eupora Apartments,      Eupora,
L.P.                    Mississippi            138,000      138,000    1,163,000       26,000    1,445,000       579,000     892,000

Fairview Village        Carroll,
V, Limited Partnership  Iowa                   119,000      119,000      556,000       45,000      775,000       362,000     458,000

Fox Lake Manor          Fox Lake,
Limited Partnership     Wisconsin               84,000       84,000      356,000        6,000      474,000       274,000     206,000

Ft. Deposit             Fort Deposit,
Housing, Ltd.           Alabama                127,000      127,000      678,000       56,000      811,000       384,000     483,000

Gulf Coast              Gulfport,
Apartments, L.P.        Mississippi            320,000      320,000    1,313,000       33,000    1,951,000     1,005,000     979,000



WNC HOUSING TAX CREDIT FUND III, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2009

                                           ------------------------  ---------------------------------------------------------------
                                             AS OF MARCH 31, 2009                       AS OF DECEMBER 31, 2008
                                           ------------------------  ---------------------------------------------------------------
                                             TOTAL                    MORTGAGE
                                           INVESTMENT    AMOUNT OF    BALANCES
                                            IN LOCAL     INVESTMENT   OF LOCAL                  BUILDING
    LOCAL LIMITED                            LIMITED      PAID TO      LIMITED                     AND      ACCUMULATED    NET BOOK
  PARTNERSHIP NAME          LOCATION       PARTNERSHIP      DATE     PARTNERSHIPS    LAND     IMPROVEMENTS  DEPRECIATION    VALUE
------------------------------------------------------------------------------------------------------------------------------------

Gulf Coast Apartments   Long Beach,
of Long Beach, L.P.     Mississippi            315,000      315,000    1,337,000       47,000    1,943,000       996,000     994,000

Heritage Colonial       Blackshear,
Homes, L.P.             Georgia                115,000      115,000      498,000       20,000      732,000       296,000     456,000

HOI Limited             Benson, North
Partnership of Benson   Carolina               269,000      269,000    1,002,000      274,000    1,509,000       725,000   1,058,000

HOI Limited             Dallas, North
Partnership of Dallas   Carolina               366,000      366,000    1,593,000      299,000    2,013,000     1,042,000   1,270,000

HOI Limited             Dunn, North
Partnership of Dunn     Carolina               170,000      170,000      760,000      190,000      917,000       514,000     593,000

HOI Limited             Kings Mountain,
Partnership of          North Carolina
Kings Mt.                                      262,000      262,000    1,142,000      219,000     1,469,00       739,000     949,000

HOI Limited             Sanford, North
Partnership of Lee      Carolina               419,000      419,000    1,828,000      157,000    2,558,000     1,108,000   1,607,000

HOI Limited             Sanford, North
Partnership of          Carolina
Sanford                                        277,000      277,000    1,634,000      100,000    2,163,000       845,000   1,418,000

HOI Limited             Selma, North
Partnership of Selma    Carolina               271,000      271,000      979,000      145,000    1,707,000       777,000   1,075,000

Killbuck Limited        Killbuck, Ohio         151,000      151,000      722,000       32,000      904,000       538,000     398,000
Partnership



WNC HOUSING TAX CREDIT FUND III, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2009

                                           ------------------------  ---------------------------------------------------------------
                                             AS OF MARCH 31, 2009                       AS OF DECEMBER 31, 2008
                                           ------------------------  ---------------------------------------------------------------
                                             TOTAL                    MORTGAGE
                                           INVESTMENT    AMOUNT OF    BALANCES
                                            IN LOCAL     INVESTMENT   OF LOCAL                  BUILDING
    LOCAL LIMITED                            LIMITED      PAID TO      LIMITED                     AND      ACCUMULATED    NET BOOK
  PARTNERSHIP NAME          LOCATION       PARTNERSHIP      DATE     PARTNERSHIPS    LAND     IMPROVEMENTS  DEPRECIATION    VALUE
------------------------------------------------------------------------------------------------------------------------------------

Lake Ridge              Tiptonville,
Apartments, L.P.        Tennessee              317,000      317,000    1,409,000       15,000    1,962,000     1,010,000     967,000

Levelland Manor, L.P.   Levelland, Texas       175,000      175,000      873,000       27,000    1,116,000       439,000     704,000

Logan Park Associates   Caldwell, Idaho
Limited Partnership                            571,000      571,000    2,196,000       60,000    2,989,000     1,339,000   1,710,000

Meadow Run Associates   Gordonsville,
Limited Partnership     Virginia               302,000      302,000    1,448,000       46,000    1,810,000       700,000   1,156,000

Oakdale Senior Housing  Oakdale,
Limited Partnership     California             919,000      919,000    2,589,000      400,000    4,272,000     2,199,000   2,473,000

Orange Beach Housing,   Orange Beach,
Ltd.                    Alabama                208,000      208,000    1,045,000       73,000    1,327,000       547,000     853,000

Parks I Limited         Chatham, Virginia      253,000      253,000    1,188,000       63,000    1,599,000       684,000     978,000
Partnership

Post Manor, L.P.        Post, Texas            122,000      122,000      611,000       35,000      703,000       279,000     459,000

Red Bud Associates I,   Red Bud, Illinois
a Limited Partnership                          135,000      135,000      577,000       30,000      944,000       531,000     443,000

Steeleville Associates  Steeleville,
I, a Limited            Illinois
Partnership                                    110,000      110,000      520,000       32,000      709,000       409,000     332,000



WNC HOUSING TAX CREDIT FUND III, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2009

                                           ------------------------  ---------------------------------------------------------------
                                             AS OF MARCH 31, 2009                       AS OF DECEMBER 31, 2008
                                           ------------------------  ---------------------------------------------------------------
                                             TOTAL                    MORTGAGE
                                           INVESTMENT    AMOUNT OF    BALANCES
                                            IN LOCAL     INVESTMENT   OF LOCAL                  BUILDING
    LOCAL LIMITED                            LIMITED      PAID TO      LIMITED                     AND      ACCUMULATED    NET BOOK
  PARTNERSHIP NAME          LOCATION       PARTNERSHIP      DATE     PARTNERSHIPS    LAND     IMPROVEMENTS  DEPRECIATION    VALUE
------------------------------------------------------------------------------------------------------------------------------------

Tanglewood Limited      Frankfurt, Ohio        212,000      212,000    1,029,000       20,000    1,312,000       768,000     564,000
Partnership

Village Lane            Farmington,
Properties, a Limited   Arkansas
Partnership                                    168,000      168,000      849,000      130,000      854,000       555,000     429,000

Whitted Forest Limited  Hillsborough,
Partnership             North Carolina         685,000      685,000      843,000      118,000    1,921,000       633,000   1,406,000

Wilcam Housing, Ltd.    Camden, Alabama        106,000      106,000      599,000       26,000      748,000       325,000     449,000

Wills Point Manor,      Wills Point,
L.P.                    Texas                  124,000      124,000      608,000       26,000      741,000       296,000     471,000

Windmere Associates     Lexington,
Limited Partnership     Virginia               291,000      291,000    1,441,000      123,000    1,744,000       667,000   1,200,000

Woodlands Apartments,   Mount Pleasant,
L.P.                    Texas                  239,000      239,000    1,209,000       46,000    1,511,000       594,000     963,000

Woodview Limited        Chillicothe,
Partnership             Illinois and
                        Glassford,
                        Illinois               269,000      269,000    1,153,000       33,000    1,674,000       761,000     946,000
                                           -----------  -----------  -----------   ----------  -----------   -----------  ----------

                                           $10,757,000  $10,757,000  $46,185,000   $3,571,000  $63,314,000   $29,292,000  37,593,000
                                           ===========  ===========  ===========   ==========  ===========   ===========  ==========



WNC HOUSING TAX CREDIT FUND III, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2009

                                        ---------------------------------------------------------------
                                                     FOR THE YEAR ENDED DECEMBER 31, 2008
                                        ---------------------------------------------------------------
                                                           NET        YEAR                 ESTIMATED
                                           RENTAL         INCOME   INVESTMENT             USEFUL LIFE
   LOCAL LIMITED PARTNERSHIP NAME          INCOME         (LOSS)    ACQUIRED     STATUS     (YEARS)
-------------------------------------------------------------------------------------------------------

Beaumont Elderly Housing, L.P.          $   136,000    $   (10,000)   1995      Completed         45

Brownfield Seniors Community, Ltd.          131,000        (13,000)   1994      Completed         40

Buffalo Apartments, Ltd.                    102,000         (4,000)   1995      Completed         35

Cambridge Court Associates Limited
Partnership                                 182,000        (19,000)   1992      Completed         35

Candleridge Apartments of Bondurant
L.P.                                        132,000        (13,000)   1992      Completed       27.5

Candleridge Apartments of Waukee L.P.       134,000        (15,000)   1992      Completed       27.5

Cherokee Housing, Ltd.                       94,000        (14,000)   1993      Completed         40

Chester Associates  I, a Limited
Partnership                                  97,000        (15,000)   1992      Completed       27.5

Clinton Terrace Apartments, Ltd.            100,000        (27,000)   1993      Completed         40

Coffeeville Housing, Ltd.                    79,000         (4,000)   1993      Completed         40

Coosa County Housing, Ltd.                   89,000          4,000    1992      Completed         40

Crockett Manor, Ltd.                        175,000          6,000    1994      Completed         40

Crockett Manor Senior Citizens
Complex, Ltd                                155,000        (19,000)   1993      Completed         50

Delta Manor, L.P.                           191,000        (57,000)   1993      Completed       27.5

Eupora Apartments, L.P.                     154,000         (6,000)   1992      Completed         40

Fairview Village V, Limited
Partnership                                  97,000         (2,000)   1992      Completed         40

Fox Lake Manor Limited Partnership           35,000        (20,000)   1994      Completed       27.5



WNC HOUSING TAX CREDIT FUND III, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2009

                                        ---------------------------------------------------------------
                                                     FOR THE YEAR ENDED DECEMBER 31, 2008
                                        ---------------------------------------------------------------
                                                           NET        YEAR                 ESTIMATED
                                           RENTAL         INCOME   INVESTMENT             USEFUL LIFE
   LOCAL LIMITED PARTNERSHIP NAME          INCOME         (LOSS)    ACQUIRED     STATUS     (YEARS)
-------------------------------------------------------------------------------------------------------

Ft. Deposit Housing, Ltd.                   103,000        (16,000)   1992      Completed         40

Gulf Coast Apartments, L.P.                 278,000         (6,000)   1993      Completed         30

Gulf Coast Apartments of Long Beach,
L.P.                                        290,000        (18,000)   1993      Completed         30

Heritage Colonial Homes, L.P.               127,000        (10,000)   1994      Completed         40

HOI Limited Partnership of Benson           257,000         12,000    1993      Completed         40

HOI Limited Partnership of Dallas           282,000        (23,000)   1993      Completed         40

HOI Limited Partnership of Dunn             164,000         (2,000)   1993      Completed         40

HOI Limited Partnership of Kings Mt.        187,000        (22,000)   1993      Completed         40

HOI Limited Partnership of Lee              386,000        (51,000)   1993      Completed         40

HOI Limited Partnership of Sanford          315,000        (45,000)   1993      Completed         40

HOI Limited Partnership of Selma            302,000              -    1993      Completed         40

Killbuck Limited Partnership                 97,000        (22,000)   1992      Completed       27.5

Lake Ridge Apartments, L.P.                 208,000        (23,000)   1994      Completed         50

Levelland Manor, L.P.                       147,000        (31,000)   1993      Completed         40

Logan Park Associates Limited
Partnership                                 349,000        (23,000)   1993      Completed       27.5

Meadow Run Associates Limited
Partnership                                 213,000        (35,000)   1992      Completed         35

Oakdale Senior Housing Limited
Partnership                                 516,000       (144,000)   1993      Completed         30

Orange Beach Housing, Ltd.                  139,000        (22,000)   1994      Completed         40

Parks I Limited Partnership                 165,000        (19,000)   1993      Completed         40

Post Manor, L.P.                             72,000        (29,000)   1992      Completed         40



WNC HOUSING TAX CREDIT FUND III, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2009

                                        ---------------------------------------------------------------
                                                     FOR THE YEAR ENDED DECEMBER 31, 2008
                                        ---------------------------------------------------------------
                                                           NET        YEAR                 ESTIMATED
                                           RENTAL         INCOME   INVESTMENT             USEFUL LIFE
   LOCAL LIMITED PARTNERSHIP NAME          INCOME         (LOSS)    ACQUIRED     STATUS     (YEARS)
-------------------------------------------------------------------------------------------------------

Red Bud Associates I, a Limited
Partnership                                  79,000        (25,000)   1992      Completed       27.5

Steeleville Associates I, a Limited
Partnership                                  69,000        (10,000)   1992      Completed       27.5

Tanglewood Limited Partnership              127,000        (41,000)   1992      Completed       27.5

Village Lane Properties, a Limited
Partnership                                 208,000        (47,000)   1993      Completed         25

Whitted Forest Limited Partnership           93,000       (140,000)   1993      Completed         40

Wilcam Housing, Ltd.                         97,000          3,000    1993      Completed         40

Wills Point Manor, L.P.
                                             97,000        (16,000)   1992      Completed         40

Windmere Associates Limited
Partnership                                 209,000        (38,000)   1992      Completed         35

Woodlands Apartments, L.P.                  186,000        (54,000)   1992      Completed         40

Woodview Limited Partnership                199,000         (6,000)   1992      Completed         40
                                         ----------    -----------

                                         $8,044,000    $(1,131,000)
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
                                           RENTAL         INCOME   INVESTMENT             USEFUL LIFE
   LOCAL LIMITED PARTNERSHIP NAME          INCOME         (LOSS)    ACQUIRED   STATUS       (YEARS)
-----------------------------------------------------------------------------------------------------

Tanglewood Limited Partnership              130,000        (29,000)   1992   Completed       27.5

Village Lane Properties, a Limited
Partnership                                 199,000        (24,000)   1993   Completed         25

Whitted Forest Limited Partnership          184,000        (49,000)   1993   Completed         40

Wilcam Housing, Ltd.                         76,000        (20,000)   1993   Completed         40

Wills Point Manor, L.P.                      89,000        (11,000)   1992   Completed         40

Windmere Associates Limited
Partnership                                 195,000        (34,000)   1992   Completed         35

Woodlands Apartments, L.P.                  175,000        (28,000)   1992   Completed         40

Woodview Limited Partnership                197,000         (2,000)   1992   Completed         40
                                        -----------    -----------

                                        $ 8,081,000    $  (814,000)
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


                                                   90

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

Date:  September 15, 2009

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

Date:  September 15, 2009



By:   /s/ Thomas J. Riha
      ------------------
      Thomas J. Riha,
      Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:  September 15, 2009



By:   /s/ Wilfred N. Cooper, Sr.
      --------------------------
      Wilfred N. Cooper, Sr.,
      Chairman of the Board of WNC & Associates, Inc.

Date:  September 15, 2009



By:   /s/ Kay L. Cooper
      -----------------
      Kay L. Cooper
      Director of WNC & Associates, Inc.

Date:  September 15, 2009