Form 10-Q
period 2009-06-30
WNC HOUSING TAX CREDIT FUND III L P
filed 2009-09-21
CIK 875278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2009

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

Yes ___________ No ________X________

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ___________ No ________X________

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

Yes ___No _X__

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                              INDEX TO FORM 10 - Q

                  For the Quarterly Period Ended June 30, 2009

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

      Balance Sheets
           As of June 30, 2009 and March 31, 2009..............................3

      Statements of Operations
           For the Three Months Ended June 30, 2009 and 2008...................4

      Statement of Partners' Deficit
           For the Three Months Ended June 30, 2009............................5

      Statements of Cash Flows
           For the Three Months Ended June 30, 2009 and 2008...................6

      Notes to Financial Statements............................................7

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................15

   Item 3. Quantitative and Qualitative Disclosures about Market Risks........16

   Item 4T. Controls and Procedures...........................................16

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings..................................................17

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds........17

   Item 3. Defaults Upon Senior Securities....................................17

   Item 4. Submission of Matters to a Vote of Security Holders................17

   Item 5. Other Information..................................................17

   Item 6. Exhibits...........................................................17

   Signatures ................................................................18


                                                 WNC HOUSING TAX CREDIT FUND III, L.P.
                                                  (A California Limited Partnership)

                                                            BALANCE SHEETS
                                                              (Unaudited)


                                                                 June 30, 2009              March 31, 2009
                                                            ------------------------      -------------------

ASSETS

Cash                                                        $                25,388       $           16,761
Investments in Local Limited Partnerships, net (Note 2)                           -                        -
                                                            ------------------------      -------------------

        Total Assets                                        $                25,388       $           16,761
                                                            ========================      ===================


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                  $             4,171,840       $        4,082,099
                                                            ------------------------      -------------------

Partners' Deficit:
 General Partner                                                            (81,986)                 (81,175)
 Limited Partners (15,000 Partnership Units authorized;
   15,000 Partnership Units issued and outstanding)                      (4,064,466)              (3,984,163)
                                                            ------------------------      -------------------

   Total Partners' Deficit                                               (4,146,452)              (4,065,338)
                                                            ------------------------      -------------------

            Total Liabilities and Partners' Deficit         $                25,388       $           16,761
                                                            ========================      ===================


                                            See accompanying notes to financial statements
                                                                   3


                                                 WNC HOUSING TAX CREDIT FUND III, L.P.
                                                  (A California Limited Partnership)

                                                       STATEMENTS OF OPERATIONS

                                           For the Three Months Ended June 30, 2009 and 2008
                                                              (Unaudited)


                                                     2009                           2008
                                                Three Months                    Three Months
                                          --------------------------     ---------------------------

Reporting fees                            $                  24,922      $                   10,338
Distribution income                                               -                           4,505
                                          --------------------------     ---------------------------

Total operating income                                       24,922                          14,843
                                          --------------------------     ---------------------------

Operating expenses:
  Amortization (Note 2)                                           -                              85
  Asset management fees (Note 3)                             74,099                          74,866
  Legal and accounting fees                                     290                              65
  Impairment loss                                                 -                           4,789
  Write off of advances to Local
    Limited Partnerships (Note 5)                            29,812
  Other                                                       1,838                           2,337
                                          --------------------------     ---------------------------

    Total operating expenses                                106,039                          82,182
                                          --------------------------     ---------------------------

Loss from operations                                        (81,117)                        (67,339)

Equity in losses of Local
  Limited Partnerships (Note 2)                                   -                          (3,775)

Interest income                                                   3                              13
                                          --------------------------     ---------------------------

Net loss                                  $                 (81,114)     $                  (71,101)
                                          ==========================     ===========================

Net loss allocated to:
  General Partner                         $                    (811)     $                     (711)
                                          ==========================     ===========================

  Limited Partners                        $                 (80,303)     $                  (70,390)
                                          ==========================     ===========================

Net loss per Partnership Unit             $                      (5)     $                       (5)
                                          ==========================     ===========================

Outstanding weighted
Partnership Units                                            15,000                          15,000
                                          ==========================     ===========================


                                            See accompanying notes to financial statements
                                                                   4


                                                 WNC HOUSING TAX CREDIT FUND III, L.P.
                                                  (A California Limited Partnership)

                                                    STATEMENT OF PARTNERS' DEFICIT

                                               For the Three Months Ended June 30, 2009
                                                              (Unaudited)


                                                  General               Limited
                                                  Partner               Partners              Total
                                              -----------------     ----------------   ------------------

Partners' deficit at March 31, 2009           $        (81,175)     $    (3,984,163)   $      (4,065,338)

Net loss                                                  (811)             (80,303)             (81,114)
                                              -----------------     ----------------   ------------------

Partners' deficit at June 30, 2009            $        (81,986)     $    (4,064,466)   $      (4,146,452)
                                              =================     ================   ==================




                                            See accompanying notes to financial statements
                                                                   5


                                                 WNC HOUSING TAX CREDIT FUND III, L.P.
                                                  (A California Limited Partnership)

                                                       STATEMENTS OF CASH FLOWS

                                           For the Three Months Ended June 30, 2009 and 2008
                                                              (Unaudited)


                                                                       2009                   2008
                                                               ---------------------     ----------------

Cash flows from operating activities:
  Net loss                                                     $            (81,114)     $       (71,101)
    Adjustments to reconcile net loss to net
       cash provided by operating activities:
        Amortization                                                              -                   85
        Equity in losses of Local Limited Partnerships                            -                3,775

        Impairment loss                                                           -                4,789
        Advances made to Local Limited Partnership                          (29,812)                   -
        Write off of advances made to Local Limited
           Partnership                                                       29,812                    -
        Change in accrued fees and expenses due to
          General Partner and affiliates                                     89,741               77,308
                                                                ---------------------     ----------------

             Net cash provided by operating activities                        8,627               14,856
                                                                ---------------------     ----------------

Net increase in cash                                                          8,627               14,856

Cash, beginning of period                                                    16,761              101,033
                                                                ---------------------     ----------------

Cash, end of period                                             $            25,388       $      115,889
                                                                =====================     ================

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

  Taxes paid                                                    $                 -       $           -
                                                                =====================     ================



                                            See accompanying notes to financial statements

                                                                   6

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2009
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2009.

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

The proceeds from the disposition of any of the Local Limited Partnerships Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the Partnership. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions equal to their capital

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                  For the Quarterly Period Ended June 30, 2009
                                   (Unaudited)

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2009. As of June 30, 2009 no Local Limited Partnerships have been identified for disposition.

During the year ended March 31, 2009 the Partnership sold its Limited Partnership interest in Carlinville Associate I, L.P.

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

"Equity in losses of Local Limited Partnerships" for the periods ended June 30, 2009 and 2008 have been recorded by the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired (see Note 2). If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board "FASB") Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in investments in Local Limited Partnerships, plus the risk of recapture of Low Income Housing Tax Credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantees against Low Income Housing Tax Credits recapture.

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2009 all of the investment balances had reached zero.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2009 and March 31, 2009, the Partnership had no cash equivalents.

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

Amortization
------------

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense was $0 and $85 for the three months ended June 30, 2009 and 2008, respectively.

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of the periods presented, the Partnership owns Local Limited Partnership interests in 47 Local Limited Partnerships. All of these Local Limited Partnership's own one Housing Complex consisting of an aggregate of 1,666 apartment units. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited
Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                     For the Three
                                                                      Months Ended         For the Year Ended
                                                                     June 30, 2009           March 31, 2009
                                                                 -------------------    ----------------------

  Investments per balance sheet, beginning of period             $                -     $              25,029
  Equity in income (losses) of Local Limited Partnerships                         -                   (19,900)
  Impairment                                                                      -                    (4,789)
  Amortization of capitalized acquisition fees and costs                          -                      (340)
                                                                 -------------------    ----------------------

  Investments per balance sheet, end of period                   $                -     $                   -
                                                                 ===================    ======================

-------------------------------------------------------------

Selected financial information for the three months ended June 30, 2009 and 2008 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the partnership has invested is as follows:

                                  COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                             2009                     2008
                                                    ---------------------     --------------------

         Revenues                                   $          2,072,000      $         2,102,000
                                                    ---------------------     --------------------

         Expenses
           Interest expense                                      327,000                  330,000
           Depreciation and amortization                         474,000                  479,000
           Operating expenses                                  1,554,000                1,573,000
                                                    ---------------------     --------------------
              Total expenses                                   2,355,000                2,382,000
                                                    ---------------------     --------------------

         Net loss                                   $           (283,000)     $          (280,000)
                                                    =====================     ====================
         Net loss allocable to the Partnership      $           (280,000)     $          (275,000)
                                                    =====================     ====================
         Net loss recorded by the Partnership       $                  -      $            (4,000)
                                                    =====================     ====================

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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

     (a) An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnership interests and the Partnership's Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $74,099 and $74,866 were incurred during the three months ended June 30, 2009 and 2008, respectively. The Partnership paid the General Partners and or their affiliates $5,000 and $0 of those fees during the three months ended June 30, 2009 and 2008, respectively.

     (b) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $0 during each of the three months ended June 30, 2009 and 2008.

     (c) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2002 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred in the three months ended June 30, 2009.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

                                                                       June 30, 2009             March 31, 2009
                                                                   ----------------------       -----------------

       Expenses paid by the General Partners or affiliates
          on behalf of the Partnership                             $               8,709        $          6,852
       Advances made to the Partnership from the General
          Partner or affiliates                                                   72,511                  53,996
       Asset management fees payable                                           4,090,620               4,021,521
                                                                   ----------------------       -----------------

       Total                                                       $           4,171,840        $      4,082,099
                                                                   ======================       =================

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2009 and 2008, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2009 consisted of $25,000 in cash. Liabilities at June 30, 2009 consisted of $4,172,000 in accrued asset management fees and payables due to the General Partner and/or its affiliates for reimbursement of expenses paid.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008. The Partnership's net loss for the three months ended June 30, 2009 was $(81,000), reflecting an increase of $(10,000) from the $(71,000) net loss experienced for the three months ended June 30, 2008. The increase was partially due to an increase of $(30,000) in write off of advances to Local Limited Partnerships. The Partnership advanced funds for operating expenses incurred by the Local Limited Partnerships, and the Partnership does not anticipate the advances will be repaid by the Local Limited Partnerships. The impairment loss was decreased by $5,000 and equity in losses of Local Limited Partnerships decreased by $4,000 for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Since the investment balance reached zero as of March 31, 2009 no losses or impairment could be recorded. The reporting fees increased by $15,000 which was partially offset by a $(5,000) decrease in distribution income. Distribution income and reporting fees fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

Liquidity and Capital Resources

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008. Net increase in cash during the three months ended June 30, 2009 was $9,000 compared to a net increase in cash for the three months ended June 30, 2008 of $15,000. The change of $(6,000) is due primarily to the fact that during the three months ended June 30, 2009 the Partnership advanced $(30,000) to one of the Local Limited Partnerships for operating expenses. This was partially offset by $21,000 received from Associates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In addition, the Partnership paid the General Partner or an affiliate $(5,000) of accrued asset management fees compared to no fees being paid during the three months ended June 30, 2008. The Partnership received $10,000 more in operating income from reporting fees and distribution income as discussed above.

During the three months ended June 30, 2009, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $90,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2009, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through September 30, 2010.

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

(b)      Changes in internal controls
         ----------------------------

          There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

        NONE

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        NONE

Item 3. Defaults Upon Senior Securities

        NONE

Item 4. Submission of Matters to a Vote of Security Holders

        NONE

Item 5. Other Information

        NONE

Item 6. Exhibits

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-14(e) and 15d-14(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-14(e) and 15d-14(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

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

Date: September 21, 2009




By:  /s/ Thomas J. Riha
     ------------------

Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: September 21, 2009