Form 10-Q
period 2009-09-30
WNC HOUSING TAX CREDIT FUND III L P
filed 2009-11-10
CIK 875278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2009

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

Yes _X_No ____

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

Yes ___No _X__

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                              INDEX TO FORM 10 - Q

                For the Quarterly Period Ended September 30, 2009

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

             Balance Sheets
                       As of September 30, 2009 and March 31, 2009.............3

             Statements of Operations
                       For the Three and Six Months Ended September 30, 2009 and
                       2008....................................................4

             Statement of Partners' Deficit
                       For the Six Months Ended September 30, 2009.............5

             Statements of Cash Flows
                       For the Six Months Ended September 30, 2009 and 2008....6

             Notes to Financial Statements.....................................7

         Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.....................15

         Item 3. Quantitative and Qualitative Disclosures about Market Risks..16

         Item 4T. Controls and Procedures.....................................16

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................17

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.17

         Item 3.  Defaults Upon Senior Securities.............................17

         Item 4.  Submission of Matters to a Vote of Security Holders.........17

         Item 5.  Other Information...........................................17

         Item 6.  Exhibits ...................................................18

         Signatures ..........................................................19

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                   (unaudited)


                                                                    September 30, 2009            March 31, 2009
                                                                  ------------------------      -------------------

ASSETS

Cash                                                               $                16,669       $           16,761
Investments in Local Limited Partnerships, net (Note 2)                                  -                        -
                                                                  ------------------------      -------------------

             Total Assets                                          $                16,669       $           16,761
                                                                  ========================      ===================


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                         $             4,294,801       $        4,082,099
                                                                  ------------------------      -------------------

Partners' Deficit:
 General Partner                                                                  (83,303)                 (81,175)
 Limited Partners (15,000 Partnership Units authorized;
  15,000 Partnership Units issued and outstanding)                             (4,194,829)              (3,984,163)
                                                                  ------------------------      -------------------

   Total Partners' Deficit                                                     (4,278,132)              (4,065,338)
                                                                  ------------------------      -------------------

            Total Liabilities and Partners' Deficit                $                16,669       $           16,761
                                                                  ========================      ===================

                 See accompanying notes to financial statement
                                       3

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2009 and 2008
                                   (unaudited)

                                                          2009                                         2008
                                        -----------------------------------------     ----------------------------------------
                                          Three Months            Six Months             Three Months           Six Months
                                        ------------------     ------------------     --------------------   -----------------

 Distribution Income                     $               -      $               -      $             4,779    $          9,284
 Reporting fees                                     11,043                 35,965                    3,950              14,288
                                        ------------------     ------------------     --------------------   -----------------

Total operating income                              11,043                 35,965                    8,729              23,572
                                        ------------------     ------------------     --------------------   -----------------

 Operating expenses:
  Amortization (Note 2)                                  -                      -                       85                 170
  Asset management fees (Note 3)                    74,099                148,198                   74,866             149,732
  Legal and accounting fees                         49,477                 49,767                        -                  65
  Impairment loss                                        -                      -                        -               4,789
  Write off of advances to Local
      Limited Partnership                           14,720                 44,532                   46,029              46,029
  Other                                              4,428                  6,266                      290               2,667
                                        ------------------     ------------------     --------------------   -----------------

    Total operating expenses                       142,724                248,763                  121,270             203,452
                                        ------------------     ------------------     --------------------   -----------------

 Loss from operations                            (131,681)              (212,798)                (112,541)           (179,880)

 Equity in losses of Local Limited
 Partnerships (Note 2)                                   -                      -                  (3,774)             (7,549)

 Interest income                                         1                      4                        9                  22
                                        ------------------     ------------------     --------------------   -----------------

 Net loss                                $       (131,680)      $       (212,794)      $         (116,306)    $      (187,407)
                                        ==================     ==================     ====================   =================

 Net loss allocated to:
  General Partner                        $         (1,317)      $         (2,128)      $           (1,163)    $        (1,874)
                                        ==================     ==================     ====================   =================

  Limited Partners                       $       (130,363)      $       (210,666)      $         (115,143)    $      (185,533)
                                        ==================     ==================     ====================   =================

 Net loss per Partnership Unit           $             (9)      $            (14)      $               (8)    $           (12)
                                        ==================     ==================     ====================   =================

 Outstanding weighted
  Partnership Units                                15,000                  15,000                   15,000              15,000
                                        ==================     ==================     ====================   =================


                 See accompanying notes to financial statements
                                        4

                      WNC HOUSING TAX CREDTI FUND III, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                   For the Six Months Ended September 30, 2009
                                   (unaudited)


                                                            General                Limited
                                                            Partner                Partners              Total
                                                         -----------------     - ----------------    ------------------

Partners' deficit at March 31, 2009                       $        (81,175)      $    (3,984,163)     $     (4,065,338)

Net loss                                                            (2,128)             (210,666)             (212,794)
                                                          ------------------     ----------------    ------------------

Partners' deficit at September 30, 2009                   $        (83,303)      $    (4,194,829)     $     (4,278,132)
                                                          =================     =================    ==================

                 See accompanying notes to financial statements
                                        5

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2009 and 2008
                                   (unaudited)


                                                                                 2009                    2008
                                                                         ---------------------     ------------------

Cash flows from operating activities:
  Net loss                                                                $           (212,794)     $       (187,407)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
       Amortization                                                                          -                   170
       Equity in losses of  Local Limited Partnerships                                       -                 7,549
       Impairment loss                                                                       -                 4,789
       Advances to Local Limited Partnerships                                          (44,532)              (46,029)
       Write off of advances to Local Limited Partnerships                              44,532                46,029
       Change in accrued fees and expenses due to
        General Partner and affiliates                                                 212,702               127,464
                                                                         ---------------------     -----------------

             Net cash used in operating activities                                        (92)              (47,435)
                                                                         ---------------------     -----------------

Net decrease in cash                                                                      (92)              (47,435)

Cash, beginning of period                                                               16,761               101,033
                                                                         ---------------------     -----------------

Cash, end of period                                                       $             16,669     $          53,598
                                                                         =====================     =================

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

  Taxes paid                                                              $                  -     $                -
                                                                         =====================     ==================


                 See accompanying notes to financial statements
                                        6

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended September 30, 2009
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2009.

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2009
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2009
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2010.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2009. As of September 30, 2009 no Local Limited Partnerships have been identified for disposition.

During the year ended March 31, 2009 the Partnership sold its Limited Partnership interest in Carlinville Associate I, L.P.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2009
                                   (unaudited)

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

"Equity in losses of Local Limited Partnerships" for the periods ended September 30, 2009 and 2008 have been recorded by the Partnership. Management's estimate for the six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships, which are considered Variable Interest Entities under Generally Accepted Accounting Principles ("GAAP"), consolidation of variable interest entities, because the Partnership is not considered the primary beneficiary. The Partnership's balance in investments in Local Limited
Partnerships, plus the risk of recapture of Low Income Housing Tax Credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantees against Low Income Housing Tax Credits recapture.

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2009, all of the investment balances had reached zero.

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

                     WNC HOUSING TAX CREDTI FUND III, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                   For the Six Months Ended September 30, 2009
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2009 and March 31, 2009, the Partnership had no cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

Income Taxes

No provision for income taxes has been recorded in the accompanying financial statements as any liabilities and/or benefits for income taxes flow to the partners of the Partnership and are their obligations and/or benefits. For income tax purposes, the Partnership reports on a calendar year basis.

In June 2006, the Financial Accounting Standards Board ("FASB") issued guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This requires the evaluation of tax positions  taken  or  expected  to be  taken  in the  course  of  preparing  the
Partnership's tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be realized. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period. As required, the Partnership adopted the standard effective April 1, 2007 and concluded that the effect is not material to its financial statements. Accordingly, no cumulative effect adjustment related to the adoption of the standard was recorded.

Net Loss Per Partnership Unit

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

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense was $0 and $170 for the six months ended September 30, 2009 and 2008, respectively.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2009
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impairment

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partherships. Impairment on the intangibles is measured by comparing the investment's carrying amount after impairment and the related intangible assets to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. No impairment loss was recorded on the related intangibles during the periods presented.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                           For the Six
                                                                           Months Ended           For the Year Ended
                                                                        September 30, 2009          March 31, 2009
                                                                        -------------------      ----------------------

  Investments per balance sheet, beginning of period                     $                -       $              25,029
  Equity in losses of Local Limited Partnerships                                          -                    (19,900)
  Impairment loss                                                                         -                     (4,789)
  Amortization of capitalized acquisition fees and costs                                  -                       (340)
                                                                        -------------------      ----------------------

  Investments per balance sheet, end of period                           $                -       $                   -
                                                                        ===================      ======================

                     WNC HOUSING TAX CREDTI FUND III, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                   For the Six Months Ended September 30, 2009
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30, 2009 and 2008 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                                        2009                       2008
                                                                ---------------------       --------------------

               Revenues                                          $          4,145,000        $         4,204,000
                                                                ---------------------       --------------------

               Expenses
                 Interest expense                                             655,000                    660,000
                 Depreciation and amortization                                948,000                    957,000
                 Operating expenses                                         3,108,000                  3,147,000
                                                                ---------------------       --------------------
                     Total expenses                                         4,711,000                  4,764,000
                                                                ---------------------       --------------------

               Net loss                                          $           (566,000)                 (560,000)
                                                                =====================       ====================
               Net loss allocable to the Partnership             $           (560,000)       $         (551,000)
                                                                =====================       ====================
               Net loss recorded by the Partnership              $                  -        $           (8,000)
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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

     (a) An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnership interests and the Partnership's Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $148,198 and $149,732 were incurred during the six months ended September 30, 2009 and 2008, respectively. The Partnership paid the General Partner and or its affiliates $5,000 and $10,000 of those fees during the six months ended September 30, 2009 and 2008, respectively.

     (b) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $5,000 and $15,000 during the six months ended September 30, 2009 and 2008, respectively.

                     WNC HOUSING TAX CREDTI FUND III, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                   For the Six Months Ended September 30, 2009
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

     (c) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2002 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred during either of the six months ended September 30, 2009 or September 30, 2008.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

                                                                    September 30, 2009           March 31, 2009
                                                                   ----------------------       -----------------

       Expenses paid by the General Partner or affiliates
          on behalf of the Partnership                              $              57,571        $          6,582
       Advances made to the Partnership from the
       General Partner or affiliates                                               72,511                  53,996
       Asset management fees payable                                            4,164,719               4,021,521
                                                                   ----------------------       -----------------

       Total                                                        $           4,294,801        $      4,082,099
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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2009 and 2008, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2009 consisted of $17,000 in cash. Liabilities at September 30, 2009 consisted of $4,295,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three  Months  Ended  September  30,  2009  Compared to the Three  Months  Ended
September  30,  2008.  The  Partnership's  net loss for the three  months  ended
September 30, 2009 was $(131,000), reflecting an increase of approximately $(15,000) from the $(116,000) net loss experienced for the three months ended September 30, 2008. The increase in net loss is largely due to the $(49,000) increase in legal and accounting fees due to the timing of the accounting work being performed for the Partnership. The increase in legal and accounting fees was partially offset by a decrease of $31,000 in write off of advances to Local Limited Partnerships. During the three months ended September 30, 2009 there were advances of $(15,000) made to one Local Limited Partnership which was fully reserved for as of September 30, 2009 compared to $(46,000) of advances made and reserved for during the three months ended September 30, 2008. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. The equity in losses of Local Limited Partnerships decreased by $4,000, as a result of all net investment balances of the Local Limited Partnerships had reached zero during the year ended March 31, 2009 and therefore no additional equity in losses can be recorded. The asset management fees decreased by $1,000 due to the fact that the fees are calculated based on the value of the invested assets, which decreased due to the sale of one Local Limited Partnership. Total operating income increased by $2,000 as both the distribution income and reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

Six Months Ended September 30, 2009 Compared to the Six Months Ended September 30, 2008. The Partnership's net loss for the six months ended September 30, 2009 was $(213,000), reflecting an increase of approximately $(25,000) from the $(188,000) net loss experienced for the six months ended September 30, 2008. The

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

increase in net loss is largely due to the $(50,000) increase in legal and accounting fees due to the timing of the accounting work being performed for the Partnership. There was a $5,000 decrease in impairment loss and an $8,000 decrease in equity in losses of Local Limited Partnerships. Both of these decreases were due to the fact that all net investment balances of the Local Limited Partnerships had reached zero as of year ended March 31, 2009, therefore no more equity in losses can be recorded and no investment balance remains to be impaired. The asset management fees decreased by $2,000, due to the fact that the fees are calculated based on the value of the invested assets, which decreased due to the sale of one Local Limited Partnership after September 30, 2008. There was a decrease of $1,000 in write off of advances to Local Limited Partnerships. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. Total operating income increased by $12,000 for the six months ended September 30, 2009. The reporting fees and distribution income fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

Liquidity and Capital Resources

Six Months Ended September 30, 2009 Compared to Six Months Ended September 30, 2008. The net decrease in cash during the six months ended September 30, 2009 was $(100) compared to a net decrease in cash for the six months ended September 30, 2008 of $(47,000). The change is largely due to a decrease of $15,000 in the payment of the reimbursements for the accrued fees and expenses due to the General Partner and affiliates. During the six months ended September 30, 2009 the Partnership paid the General Partner or an affiliate $(10,000) for a combination of accrued asset management fees and reimbursements for operating expenses compared to $(25,000) paid during the six months ended September 30, 2008. The Partnership received $12,000 more in operating income from reporting fees and distribution income during the six months ended September 30, 2009. During the six months ended September 30, 2009 the Partnership made advances of $(45,000) to a Local Limited Partnership that was experiencing operational issues, however $19,000 of that advance had been advanced to the Partnership from the General Partner or an affiliate. During the six months ended September 30, 2008 the Partnership advanced $(46,000) to troubled Local Limited Partnerships.

During the six months ended September 30, 2009, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $213,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2009, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2010.

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

(b)       Changes in internal controls

          There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

WNC HOUSING TAX CREDIT FUND III, L.P.

By:  WNC Tax Credit Partners, L.P.  General Partner


By:  WNC & ASSOCIATES, INC.                 General Partner




By: /s/  Wilfred N. Cooper, Jr.
    ---------------------------

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.
Date: November 9, 2009




By:  /s/ Melanie R. Wenk
     -------------------
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 9, 2009