Form 10-K/A
period 2008-03-31
WNC HOUSING TAX CREDIT FUND III L P
filed 2010-04-15
CIK 875278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes_____ No___X__

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes_____ No___X__

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes_____ No___X__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer___ Accelerated filer___ Non-accelerated filer___X__ Smaller reporting company_____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes____ No__X__


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

                                      NONE

                                EXPLANATORY NOTE

WNC Housing Tax Credit Fund III, L.P. is filing this amendment to its Annual Report on Form 10-K for the period ended March 31, 2008 to file the required certifications 31.1 and 31.2 in the exact form prescribed in Item 601(b)(31) of Regulation S-K. The amendment also includes updates in Part IV and the certifications 32.1 and 32.2, to reflect that the document is an amendment to the Form 10-K.

This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K filed with the Securities and Exchange Commission on August 13, 2009, or modify or update those disclosures affected by subsequent events. Except as described above, the Partnership has not modified or updated other disclosures or information presented in the original Form 10-K.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)   List of Financial statements included in Part II hereof:
         --------------------------------------------------------

         Balance  Sheets,  March 31, 2008 and 2007
         Statements of Operations for the years ended March 31, 2008, 2007 and 2006
         Statements of Partners Deficit for the years ended March 31, 2008, 2007 and 2006
         Statements of Cash Flows for the years ended March 31, 2008, 2007 and 2006
         Notes to Financial Statements

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

31.1 Amended Certification of the Chief Executive Officer pursuant to Rule 13a-14and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Amended Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Amended Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2 Amended Section 1350 Certification of the Chief Financial Officer. (filed herewith)

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

Date:  April 15, 2010

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

Date:  April 15, 2010



By:      /s/ Melanie R. Wenk
         -------------------
         Melanie R. Wenk
         Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:  April 15, 2010



By:      /s/ Wilfred N. Cooper, Sr.
         --------------------------
         Wilfred N. Cooper, Sr.,
         Chairman of the Board of WNC & Associates, Inc.

Date:  April 15, 2010



By:      /s/ Kay L. Cooper
         -----------------
         Kay L. Cooper
         Director of WNC & Associates, Inc.

Date:  April 15, 2010