Form 10-Q/A
period 2008-06-30
WNC HOUSING TAX CREDIT FUND III L P
filed 2010-04-15
CIK 875278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

Yes ______     No  ___X__

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

                                EXPLANATORY NOTE

WNC Housing Tax Credit Fund III, L.P. is filing this amendment to its Quarterly Report on Form 10-Q for the period ended June 30, 2008 to file the required certifications 31.1 and 31.2 in the exact form prescribed in Item 601(b)(31) of Regulation S-K. The amendment also includes updates in Part II and the certifications 32.1 and 32.2, to reflect that the document is an amendment to the Form 10-Q.

This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q filed with the Securities and Exchange Commission on August 13, 2009, or modify or update those disclosures affected by subsequent events. Except as described above, the Partnership has not modified or updated other disclosures or information presented in the original Form 10-Q.

Part II.  Other Information

Item 1.   Legal Proceedings

          NONE

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

          NONE

Item 3.   Defaults Upon Senior Securities

          NONE

Item 4.   Submission of Matters to a Vote of Security Holders

          NONE

Item 5.   Other Information

          NONE

Item 6.   Exhibits

31.1 Amended Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Amended Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Amended Section 1350 Certification of the Chief Executive Officer. (filed herewith)

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

Date: April 15, 2010

<