Form 10-Q/A
period 2008-09-30
WNC HOUSING TAX CREDIT FUND III L P
filed 2010-04-15
CIK 875278

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION

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

Yes  ______     No     ___X___

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

                                EXPLANATORY NOTE

WNC Housing Tax Credit Fund III, L.P. is filing this amendment to its Quarterly Report on Form 10-Q for the period ended September 30, 2008 to file the required certifications 31.1 and 31.2 in the exact form prescribed in Item 601(b)(31) of Regulation S-K. The amendment also includes updates in Part II and the certifications 32.1 and 32.2, to reflect that the document is an amendment to the Form 10-Q.

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