Form 10-Q/A
period 2008-12-31
WNC HOUSING TAX CREDIT FUND III L P
filed 2010-04-15
CIK 875278

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

Yes ___No _X__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer___ Accelerated filer___

Non-accelerated filer___X__ Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___No _X__

                                EXPLANATORY NOTE

WNC Housing Tax Credit Fund III, L.P. is filing this amendment to its Quarterly Report on Form 10-Q for the period ended December 31, 2008 to file the required certifications 31.1 and 31.2 in the exact form prescribed in Item 601(b)(31) of Regulation S-K. The amendment also includes updates in Part II and the certifications 32.1 and 32.2, to reflect that the document is an amendment to the Form 10-Q.

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