Form 10-K/A
period 2009-03-31
WNC HOUSING TAX CREDIT FUND III L P
filed 2010-04-15
CIK 875278

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

                                      NONE

                                EXPLANATORY NOTE

WNC Housing Tax Credit Fund III, L.P. is filing this amendment to its Annual Report on Form 10-K for the period ended March 31, 2009 to file the required certifications 31.1 and 31.2 in the exact form prescribed in Item 601(b)(31) of Regulation S-K. The amendment also includes updates in Part IV and the certifications 32.1 and 32.2, to reflect that the document is an amendment to the Form 10-K.

This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K filed with the Securities and Exchange Commission on September 17, 2009, or modify or update those disclosures affected by subsequent events. Except as described above, the Partnership has not modified or updated other disclosures or information presented in the original Form 10-K.

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

31.1 Amended Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Amended Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Amended Section 1350 Certification of the Chief Executive Officer. (filed herewith)

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

Date:  April 15, 2010



By:   /s/ Melanie R. Wenk
      -------------------
      Melanie R. Wenk,
      Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:  April 15, 2010



By:   /s/ Wilfred N. Cooper, Sr.
      --------------------------
      Wilfred N. Cooper, Sr.,
      Chairman of the Board of WNC & Associates, Inc.

Date:  April 15, 2010



By:   /s/ Kay L. Cooper
      -----------------
      Kay L. Cooper
      Director of WNC & Associates, Inc.

Date:  April 15, 2010