Form 10-Q/A
period 2009-06-30
WNC HOUSING TAX CREDIT FUND III L P
filed 2010-04-15
CIK 875278

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

Yes ___No _X__

                                EXPLANATORY NOTE

WNC Housing Tax Credit Fund III, L.P. is filing this amendment to its Quarterly Report on Form 10-Q for the period ended June 30, 2009 to file the required certifications 31.1 and 31.2 in the exact form prescribed in Item 601(b)(31) of Regulation S-K. The amendment also includes updates in Part II and the certifications 32.1 and 32.2, to reflect that the document is an amendment to the Form 10-Q.

This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q filed with the Securities and Exchange Commission on September 21, 2009, or modify or update those disclosures affected by subsequent events. Except as described above, the Partnership has not modified or updated other disclosures or information presented in the original Form 10-Q.

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                              INDEX TO FORM 10 - Q/A

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

                      WNC HOUSING TAX CREDIT FUND III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2009
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q/A for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K/A for the fiscal year ended March 31, 2009.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

With the exception of the discussion regarding historical information, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-Q/A contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

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

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q/A and in other reports filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the condensed unaudited financial statements and the notes thereto included elsewhere in this filing.

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

        NONE

Item 3. Defaults Upon Senior Securities

        NONE

Item 4. Submission of Matters to a Vote of Security Holders

        NONE

Item 5. Other Information

        NONE

Item 6. Exhibits

31.1 Amended Certification of the Principal Executive Officer pursuant to Rule 13a-14(e) and 15d-14(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Amended Certification of the Principal Financial Officer pursuant to Rule 13a-14(e) and 15d-14(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Amended Section 1350 Certification of the Chief Executive Officer. (filed herewith)

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