Form 10-Q/A
period 2009-09-30
WNC HOUSING TAX CREDIT FUND III L P
filed 2010-04-15
CIK 875278

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

Yes ___No _X__

                                EXPLANATORY NOTE

WNC Housing Tax Credit Fund III, L.P. is filing this amendment to its Quarterly Report on Form 10-Q for the period ended September 30, 2009 to file the required certifications 31.1 and 31.2 in the exact form prescribed in Item 601(b)(31) of Regulation S-K. The amendment also includes updates in Part II and the certifications 32.1 and 32.2, to reflect that the document is an amendment to the Form 10-Q.

This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q filed with the Securities and Exchange Commission on November 10, 2009, or modify or update those disclosures affected by subsequent events. Except as described above, the Partnership has not modified or updated other disclosures or information presented in the original Form 10-Q.

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

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risks

          NOT APPLICABLE

Item 4T.  Controls and Procedures

(a)       Disclosure controls and procedures
          -----------------------------------

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