Form 10-Q/A
period 2009-12-31
WNC HOUSING TAX CREDIT FUND III L P
filed 2010-04-15
CIK 875278

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

Yes ___No _X__

EXPLANATORY NOTE

WNC Housing Tax Credit Fund III, L.P. is filing this amendment to its Quarterly Report on Form 10-Q for the period ended December 31, 2009 to file the required certifications 31.1 and 31.2 in the exact form prescribed in Item 601(b)(31) of Regulation S-K.  Additional disclosure was added to footnote 6 – subsequent events, concluding that no subsequent events occurred that required recognition.  The amendment also includes updates in Part II and the certifications 32.1 and 32.2, to reflect that the document is an amendment to the Form 10-Q.

This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q filed with the Securities and Exchange Commission on February 17, 2010, or modify or update those disclosures affected by subsequent events.  Except as described above, the Partnership has not modified or updated other disclosures or information presented in the original Form 10-Q.

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

INDEX TO FORM 10-Q/A

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

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

STATEMENT OF PARTNERS’ DEFICIT

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

Selected financial information for the nine months ended December 31, 2009 and 2008 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2009	2008

Revenues	$6,218,000	$6,218,000

Expenses
Interest expense	982,000	982,000
Depreciation and amortization	1,422,000	1,422,000
Operating expenses	4,662,000	4,662,000
Total expenses	7,066,000	7,066,000

Net loss	$(848,000)	(848,000)
Net loss allocable to the Partnership	$(840,000)	$(835,000)
Net loss recorded by the Partnership	$-	$(11,000)

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

NOTE 6 – SUBSEQUENT EVENTS

Events that occur after the balance sheet date but before the financial statements were available to be issued must be evaluated for recognition or disclosure. The effects of subsequent events that provide evidence about conditions that existed at the balance sheet date are recognized in the accompanying financial statements. Subsequent events, which provide evidence about conditions that existed after the balance sheet date, require disclosure in the accompanying notes.  Management evaluated the activity of the Partnership and concluded that no subsequent events have occurred that would require recognition in the financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

With the exception of the discussion regarding historical information, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other discussions elsewhere in this Form 10-Q/A contain forward looking statements.  Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied.  Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

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