Form 10-K
period 2010-03-31
WNC HOUSING TAX CREDIT FUND III L P; WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2010-06-29
CIK 875278, 892997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

       (Mark One)

   ☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended March 31, 2010

OR

            □       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 0-23908

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(Exact name of registrant as specified in its charter)

California	33-0563307
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17782 Sky Park Circle 92614-6404	92614-6404
Irvine, CA	(Zip Code)
(Address of principal executive offices

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
Yes     No     X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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

NONE

PART I.

Item 1.  Business

Organization

WNC California Housing Tax Credits III, L.P. (the "Partnership") is a California limited partnership formed under the laws of the State of California on October 5, 1992.  The Partnership was formed to acquire limited partnership interests in other limited partnerships ("Local Limited Partnerships") which own multi-family or senior housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”).  The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership or operating agreement (the “Local Limited Partnership Agreement”).

The general partner of the Partnership is WNC Tax Credit Partners III, L.P. (the “General Partner”).  WNC & Associates, Inc. (“Associates”) is the general partner of WNC Tax Credit Partners III, L.P.  The chairman and president of Associates owns all of the outstanding stock of Associates.  The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

Pursuant to a registration statement filed with the Securities and Exchange Commission, on February 17, 1993, the Partnership commenced a public offering of 30,000 units of limited partnership interest ("Partnership Units") at a price of $1,000 per Partnership Unit.  As of the close of the public offering on July 22, 1994, a total of 18,000 Partnership Units representing $18,000,000 had been sold.  Holders of Partnership Units are referred to herein as “Limited Partners.”

The Partnership shall continue in full force and effect until December 31, 2050 unless terminated prior to that date pursuant to the Partnership Agreement (as defined below) or law.

Description of Business

The Partnership's principal business objective was to provide its Limited Partners with Low Income Housing Tax Credits.  The Partnership's principal business therefore consisted of investing as a limited partner in Local Limited Partnerships each of which owned and operated a Housing Complex which will qualified for the Low Income Housing Tax Credits.  In general, under Section 42 of the Internal Revenue Code, an owner of low income housing can receive the Low Income Housing Tax Credits to be used to reduce Federal taxes otherwise due in each year of a ten-year credit period. Each Housing Complex is subject to a 15-year compliance period (the “Compliance Period”), and under state law may have to be maintained as low income housing for 30 or more years.

As a consequence of the provisions of tax law in effect for dispositions of buildings prior to August 2008, in order to avoid recapture of Low Income Housing Tax Credits, the Partnership expected that it would not dispose of its interests in Local Limited Partnerships (“Local Limited Partnership Interests”) or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. That provision of law was amended in 2008 (i) to provide that there would be no recapture on sale of a Low Income Housing Tax Credit building during the Compliance Period if it were reasonable to expect at the time of sale that the building would continue to be operated as qualified low income housing (see “Exit Strategy” below) and (ii) to eliminate the possibility of posting a bond against potential recapture.  The Partnership is seeking to sell its Local Limited Partnership Interests.  Nonetheless, because of (i) the nature of the Housing Complexes and the Local Limited Partnership Interests, (ii) the difficulty of predicting the resale market for low income housing, (iii) the current economy, and (iv) the ability of lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership dated October 5, 1992 (the "Partnership Agreement"), will be accomplished in the near term. Furthermore, the recent codification of the economic substance doctrine as part of 2010 legislation has created some uncertainty about the deductibility of losses from low income housing that is not generating Low Income Housing Tax Credits, and this could have an adverse effect on the resale market for Housing Complexes and Local Limited Partnership Interests.  If a Local Limited Partnership Interest or the related Housing Complex is not sold, it is anticipated that the Local General Partner would continue to operate such Housing Complex.

The Partnership originally invested in eighteen Local Limited Partnerships, five of which have been sold or otherwise disposed of as of March 31, 2010.  Each of these Local Limited Partnerships owns or owned a Housing Complex that was eligible for the Federal Low Income Housing Tax Credit and eight of them were eligible for the California Low Income Housing Tax Credit.  Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits.  The initial programs have completed their Compliance Periods.

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits.  A sale prior to the end of the Compliance Period must satisfy the “reasonable belief” test outlined above to avoid recapture.  The date of termination of the ten-year credit period and the Compliance Period for each of the Partnership’s remaining Housing Complexes is set forth in Item 2 hereof.

The following table reflects the 15-year compliance period of the thirteen Housing Complexes:

Expiration Date for 15-year compliance period
Local Limited Partnership Name	15-year Expiration Date

Almond Garden Apartment Associates	2009
Almond View Apartments, Ltd.	2010
Buccaneer Associates, Limited	2008
Candleridge Apartments of Perry L.P. II	2009
Colonial Village Roseville	2010
Dallas County Housing, Ltd.	2009
La Paloma del Sol Limited Partnership	2009
Memory Lane Limited Partnership	2009
Nueva Sierra Vista Associates	2010
Old Fort Limited Partnership	2008
Orosi Apartments, Ltd.	2009
Sun Manor, L.P.	2009
Walnut - Pixley, L.P.	2009

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

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

As of March 31, 2009, the Partnership had sold its Limited Partnership Interest in Rosewood Apartments L.P., Venus Retirement Village, Ltd and Winters Investment Group.

During the year ended March 31, 2010, the Partnership sold its Limited Partnership interest in Parlier Garden Apartments, L.P. (“Parlier”) and Tahoe Pines Apartments, L.P (“Tahoe Pines”).  Parlier was appraised with a value of $1,580,000 and as of December 31, 2009 had outstanding mortgage debt of $1,636,392.  Tahoe Pines appraised with a value of $1,100,000 and as of December 31, 2009 had outstanding mortgage debt of $1,517,234.  Although, both appraised amounts were less than the mortgage debt outstanding, the Partnership received $49,445 and $49,444, respectively for each of its interests in these two Local Limited Partnerships.  Of the proceeds, $40,463 were used to reimburse the General Partner or an affiliate for operating expenses that were paid on the Partnership’s behalf.  The remaining $58,426 remains in the reserves for future Partnership expenses.  As the Partnership’s investment balance in both Local Limited Partnerships was zero, the Partnership recorded a gain on the sale of the Local Limited Partnership interests during the year ended March 31, 2010.  Each of these Local Limited Partnerships had completed the Compliance Period therefore, there is no risk of Low Income Housing Tax Credit recapture.

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

b.	Risks related to investment in Local Limited Partnerships and Housing Complexes

Because the Partnership has few investments, each investment will have a great impact on the Partnership’s results of operations.  Any single Housing Complex experiencing poor operating performance, or impairment of value will have a significant impact upon the Partnership as a whole.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner.  These accrued payables increased by approximately $65,000, $129,000, and $131,000 for the years ended March 31, 2010, 2009 and 2008, respectively.  The Partnership’s future contractual cash obligations consist solely of its obligations to pay future annual asset management fees.  These will equal approximately $134,000 per year through the termination of the Partnership, which must occur no later than December 31, 2050.  Though the amounts payable to the General Partner and/or its affiliates are contractually  currently payable,  the Partnership  anticipates that the General Partner and/or its affiliates will not require the payment of these contractual  obligations until capital reserves are in excess of the aggregate of the existing  contractual  obligations  and anticipated future foreseeable  obligations of the Partnership.  The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2011.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes.  The following table reflects the status of the fifteen Housing Complexes for which the Partnership had ownership during the year, as of the dates or for the periods indicated:

			As of March 31, 2010		As of December 31, 2009
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits	Mortgage Balances of Local Limited Partnerships

Almond Garden Apartment Associates	Delhi, California	Anthony Donovan	$ 391,000	$ 391,000	34	$ 807,000	$1,329,000

Almond View Apartments, Ltd.	Stockton, California	Daniel C. Logue and Cyrus Youssefi	1,639,000	1,639,000	72	3,523,000	1,665,000

Buccaneer Associates, Limited	Fernandia Beach, Florida	Clifford E. Olsen	365,000	365,000	48	768,000	1,411,000

Candleridge Apartments of Perry L.P. II	Perry, Iowa	Eric A. Sheldahl	126,000	126,000	24	245,000	655,000

Colonial Village Roseville	Roseville, Calfornia	S.P. Thomas Company of Northern California Inc. and Project Go, Inc.	2,811,000	2,811,000	56	5,872,000	1,686,000

Dallas County Housing, Ltd.	Orrville, Alabama	Thomas H. Cooksey and Apartment Developers, Inc.	130,000	130,000	19	287,000	588,000

La Paloma del Sol Limited Partnership	Deming, New Mexico	Dean Greenwalt	254,000	254,000	38	625,000	1,367,000

Memory Lane Limited Partnership	Yankton, South Dakota	Skogen - Peterson, Inc.	151,000	151,000	18	295,000	648,000

Nueva Sierra Vista Associates	Richgrove, California	Self-Help Enterprises, Inc. and Nueva Sierra Vista Corporation	1,688,000	1,688,000	35	3,516,000	1,623,000

Old Fort Limited Partnership	Hidalgo, Texas	Alan Deke Noftsker and ABO Corporation	249,000	249,000	40	547,000	1,220,000

Orosi Apartments, Ltd.	Orosi, California	Douglas W. Young	461,000	461,000	42	902,000	1,780,000

Parlier Garden Apts.	Parlier, California	David J. Micheal and Professional Apartment Management, Inc.	(1)	(1)	40	917,000	1,636,000

Sun Manor, L.P.	Itta Bena, Mississippi	Glenn D. Miller	230,000	230,000	36	464,000	1,014,000

Tahoe Pines Apartments	South Lake Tahoe, California	David J. Michael, Bucky Fong, Dean Pearson, Coy Elvis and Dr. Patricia Hatton	(1)	(1)	28	3,171,000	1,517,000

Walnut - Pixley, L.P.	Orange, California	Walnut - Pixley, Inc.	1,078,000	1,078,000	22	2,309,000	796,000

			$ 9,573,000	$ 9,573,000	552	$ 24,248,000	$18,935,000

(1) The Partnership sold its interest in this Local Limited Partnership subsequent to December 31, 2009, but prior to March 31, 2010.

	For the year ended December 31, 2009
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

Almond Garden Apartment Associates	$ 208,000	$ (68,000)	N/A

Almond View Apartments, Ltd.	288,000	(237,000)	N/A

Buccaneer Associates, Limited	303,000	(27,000)	N/A

Candleridge Apartments of Perry L.P. II	149,000	(6,000)	N/A

Colonial Village Roseville	570,000	(39,000)	N/A

Dallas County Housing, Ltd.	92,000	(8,000)	N/A

La Paloma del Sol Limited Partnership	209,000	(8,000)	N/A

Memory Lane Limited Partnership	95,000	(6,000)	N/A

Nueva Sierra Vista Associates	195,000	(150,000)	N/A

Old Fort Limited Partnership	254,000	-	N/A

Orosi Apartments, Ltd.	255,000	(19,000)	N/A

Parlier Garden Apts. (1)	300,000	(36,000)	N/A

Sun Manor, L.P.	202,000	(53,000)	N/A

Tahoe Pines Apartments (1)	250,000	(90,000)	N/A

Walnut - Pixley, L.P.	207,000	2,000	N/A

	$3,577,000	$(745,000)

(1) The Partnership sold its interest in this Local Limited Partnership subsequent to December 31, 2009, but prior to
March 31, 2010

N/A – All of the Low Income Housing Tax Credits have been allocated to the Partnership and there are no future Low Income Housing Tax Credits expected to be received.

WNC California Housing Tax Credit Fund III, L.P.
March 31, 2009			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2009	2008	2007	2006	2005

Almond Garden Apartment Associates	Delhi, California	Anthony Donovan	100%	100%	100%	97%	100%

Almond View Apartments, Ltd.	Stockton, California	Daniel C. Logue and Cyrus Youssefi	85%	94%	94%	94%	100%

Buccaneer Associates, Limited	Fernandia Beach, Florida	Clifford E. Olsen	96%	96%	98%	100%	100%

Candleridge Apartments of Perry L.P. II	Perry, Iowa	Eric A. Sheldahl	92%	96%	96%	96%	100%

Colonial Village Roseville	Roseville, California	S.P. Thomas Company of Northern California Inc. and Project Go, Inc.	93%	95%	98%	93%	100%

Dallas County Housing, Ltd.	Orrville, Alabama	Thomas H. Cooksey and Apartment Developers, Inc.	84%	84%	84%	79%	84%

La Paloma del Sol Limited Partnership	Deming, New Mexico	Dean Greenwalt	100%	95%	95%	95%	95%

Memory Lane Limited Partnership	Yankton, South Dakota	Skogen - Peterson, Inc.	100%	100%	100%	100%	94%

Nueva Sierra Vista Associates	Richgrove, California	Self-Help Enterprises, Inc. and Nueva Sierra Vista Corporation	91%	100%	100%	100%	100%

WNC California Housing Tax Credits III, L.P.
March 31, 2009			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2009	2008	2007	2006	2005

Old Fort Limited Partnership	Hidalgo, Texas	Alan Deke Noftsker and ABO Corporation	100%	93%	100%	95%	93%

Orosi Apartments, Ltd.	Orosi, California	Douglas W. Young	93%	95%	86%	95%	93%

Parlier Garden Apts.	Parlier, California	David J. Micheal and Professional Apartment Management, Inc.	100%	100%	100%	100%	100%

Rosewood Apartments Limited Partnership	Superior, Wisconsin	Duffy Development Company, Inc.	N/A	N/A	95%	95%	85%

Sun Manor, L.P.	Itta Bena, Mississippi	Glenn D. Miller	100%	100%	89%	100%	100%

Tahoe Pines Apartments	South Lake Tahoe, California	David J. Michael, Bucky Fong, Dean Pearson, Coy Elvis and Dr. Patricia Hatton	86%	96%	89%	96%	96%

Venus Retirement Village, Ltd.	Venus, Texas	W. Joseph Chamy	N/A	100%	96%	96%	100%

Walnut - Pixley, L.P.	Orange, California	Walnut - Pixley, Inc.	91%	100%	95%	100%	95%

Winters Investment Group	Winters, California	John P. Casper	N/A	100%	97%	100%	100%
			94%	97%	95%	96%	96%
N/A - The Partnership sold its interest in the Local Limited Partnership prior to the respective year end.

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

(b)	At March 31, 2010, there were 906 Limited Partners and 0 assignees of Partnership Units who were not admitted as Limited Partners.

(c)
The Partnership was not designed to provide operating cash distributions to Limited Partners.  It is possible that the Partnership could make distributions from sale proceeds, if the Partnership is able to sell its Local Limited Partnership Interests or Housing Complexes for more than the related closing costs and any then accrued obligations of the Partnership.  There can be no assurance in this regard.  Any distributions would be made in accordance with the terms of the Partnership Agreement.  During the years ended March 31, 2010, 2009 and 2008 the Partnership did not make any cash distributions to the Limited Partners.

(d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

(e)	The Partnership does not issue common stock

(f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2010.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	For the Years Ended March 31,

	2010	2009	2008	2007	2006

ASSETS
Cash	$180,321	$234,631	$228,980	$239,164	$253,910
Investments in Local Limited Partnerships, net	-	-	1,740,459	1,815,552	1,891,029

Total Assets	$180,321	$234,631	$1,969,439	$2,054,716	$2,144,939

LIABILITIES
Accrued fees and expenses
due to General Partner and affiliates	$2,008,509	$1,945,760	$1,841,301	$1,686,278	$1,539,639

PARTNERS' EQUITY (DEFICIT)	(1,828,188)	(1,711,129)	128,138	368,438	605,300

Total Liabilities and Partners’ Equity (Deficit)	$180,321	$234,631	$1,969,439	$2,054,716	$2,144,939

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,

	2010	2009	2008	2007	2006

Loss from operations	$(215,733)	$(1,700,157)	$(206,166)	$(203,083)	$(317,823)
Equity in losses of Local Limited Partnerships	-	(179,270)	(34,537)	(34,921)	(132,114)
Gain on sale of Local Limited Partnerships	98,423	40,001	-	-	-
Interest income	251	159	403	1,142	1,380
Net loss	$(117,059)	$(1,839,267)	$(240,300)	$(236,862)	$(448,557)

Net loss allocated to:
General Partner	$(1,171)	$(18,393)	$(2,403)	$(2,369)	$(4,486)

Limited Partners	$(115,888)	$(1,820,874)	$(237,897)	$(234,493)	$(444,071)

Net loss per Partnership Unit	$(6.44)	$(101.16)	$(13.22)	$(13.03)	$(24.67)
Outstanding weighted Partnership Units	18,000	18,000	18,000	18,000	18,000

Note 1 – Net loss for the years ended March 31, 2010, 2009, 2008,  2007 and  2006  includes a charge for impairment losses and write-off of acquisition cost and fees on investments in Local Limited Partnerships of $0, $1,633,410, $0, $0 and  $101,658,  respectively.

	For the Years Ended March 31,

	2010	2009	2008	2007	2006

Net cash provided by (used in):
Operating activities	$(152,733)	$(73,920)	$(42,224)	$(46,786)	$(77,214)
Investing activities	98,423	79,571	32,040	32,040	37,757

Net change in cash	(54,310)	5,651	(10,184)	(14,746)	(39,457)

Cash, beginning of period	234,631	228,980	239,164	253,910	293,367

Cash, end of period	$180,321	$234,631	$228,980	$239,164	$253,910

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2009	2008	2007	2006	2005

Federal	$-	$-	$-	$-	$21
State	-	-	-	-	-

Total	$-	$-	$-	$-	$21

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

Risks and uncertainties inherent in forward looking statements include, but are not limited to, the Partnerhip’s future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the Low Income Housing Tax Credits property market and the economy in general, changes in law rules and regulations, and legal proceedings.  Historical results are not necessarily indicative of the operating results for any future period.

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

Impact of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions.  In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted U.S. generally accepted accounting principles ("GAAP") for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership’s financial statements.

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

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-K.

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

All of the Low Income Tax Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated a significant amount of Low Income Housing Tax Credits from the Local Limited Partnerships in the future.  Until all Local Limited Partnerships have completed the Compliance Period, risks exist for potential recapture of prior Low Income Housing Tax Credits.

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

Financial Condition

The Partnership’s assets at March 31, 2010 consisted of $180,000 in cash. Liabilities at March 31, 2010 consisted of $2,009,000 of accrued fees and expenses due to the General Partner and affiliates. (See “Future Contractual Cash Obligations” below).

Results of Operations

Year Ended March 31, 2010 Compared to Year Ended March 31, 2009  The Partnership’s net loss for the year ended March 31, 2010 was $(117,000), reflecting a decrease of $1,722,000 from the net loss of $(1,839,000) for the year ended March 31, 2009.  The primary factor contributing to the decrease in net loss was the $(1,514,000) impairment loss recorded for the year ended March 31, 2009 compared to no impairment loss recorded for the year ended March 31, 2010. The significant decrease is due to the fact that all investment balances in Local Limited Partnerships were zero as of March 31, 2009, therefore no impairment analysis was necessary for the year ended March 31, 2010. During the year ended March 31, 2010 the Partnership experienced a $98,000 gain on the sale of two Local Limited Partnerships compared to gains of $40,000 for the year ended March 31, 2009.  The gain recorded by the Partnership can vary depending on the sales prices and values of the Housing Complexes that are sold.   The reporting fees increased by $8,000 while the distribution income decreased by $(7,000). Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships cash flow will allow for the payment.  The legal and accounting expenses increased by $(61,000), due to the timing of the accounting and legal work being performed.   The equity in losses of Local Limited Partnerships decreased by $179,000 from $(179,000) for the year ended March 31, 2009 to $0 for the year ended March 31, 2010. As of March 31, 2009 all investment balances in Local Limited Partnerships reached zero therefore no additional losses can be recorded.   The annual asset management fees decreased by $20,000 due to the fact that the fees are calculated based on the value of the invested assets, which decreased as a result of sales of Local Limited Partnerships.

Year Ended March 31, 2009 Compared to Year Ended March 31, 2008  The Partnership’s net loss for the year ended March 31, 2009 was $(1,839,000), reflecting an increase of $(1,599,000) from the net loss of $(240,000) experienced for the year ended March 31, 2008.  The primary factor contributing to the increase in net loss was the $(1,514,000) impairment loss recorded for the year ended March 31, 2009 compared to no impairment loss recorded for the year ended March 31, 2008. The significant increase is due to a change in the impairment analysis in the current year. For the year ended March 31, 2008 the impairment analysis calculated any residual value to the Partnership in addition to the remaining Low Income Housing Tax Credits available to the Partnership and compared that to the current carrying value of each investment to the Partnership. For the year ended March 31, 2009 all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic conditions. During the year ended March 31, 2009 the Partnership experienced a $40,000 gain on the sale of three Local Limited Partnerships compared to no gains for the year ended March 31, 2008.  The gain recorded by the Partnership can vary depending on the sales prices and values of the Housing Complexes that are being sold.   The reporting fees decreased by $(8,000) due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.  The legal and accounting expenses decreased by $28,000, due to the timing of the accounting and legal work being performed.   The equity in losses of Local Limited Partnerships increased by $(145,000) from $(34,000) for the year ended March 31, 2008 to $(179,000) for the year ended March 31, 2009.  The increase was largely due to the $120,000 write off of acquisition costs and fees associated with the Local Limited Partnership whose investment balance was reduced to zero in the current year. The annual asset management fees decreased by $3,000 due to the fact that the fees are calculated based on the value of the invested assets, which decreased due to the sale of two Local Limited Partnerships in the current year.

Liquidity and Capital Resources

Year Ended March 31, 2010 Compared to Year Ended March 31, 2009  The net decrease in cash during the year ended March 31, 2010 was $(54,000) compared to a net increase in cash for the year ended March 31, 2009 of $6,000.  The decrease in the change in cash of $(60,000) was due to an increase of $58,000 in proceeds from the sale of Local Limited Partnership Interests during the year ended March 31, 2010 of $98,000 compared to $40,000 of proceeds received during the year ended March 31, 2009.  The sales price of the Local Limited Partnership Interest will vary depending on the value of the underlying property compared to the outstanding debt owing on the Housing Complex.  The increase in the gain on sale of the Local Limited Partnerships was partially offset by the $40,000 received in distributions from Local Limited Partnerships during the year ended March 31, 2009 compared to no such distributions received during the year ended March 31, 2010.  Distributions received from Local Limited Partnerships vary due to the fact that Local Limited Partnerships pay distributions to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.    The Partnership paid the General Partner or an affiliate $(78,000) for reimbursements of operating expenses that were paid on the Partnership’s behalf compared to only $(41,000) paid during the year ended March 31, 2009. The Partnership also paid the General Partner or an affiliate $(94,000) in asset management fees for the year ended March 31, 2010 compared to $(50,000) for the year ended March 31, 2009.  The increase in fees paid was due to the fact that the Partnership had received proceeds during both year ends for the disposition of certain Local Limited Partnership Interests.

Year Ended March 31, 2009 Compared to Year Ended March 31, 2008  The net increase in cash during the year ended March 31, 2009 was $6,000 compared to a net decrease in cash for the year ended March 31, 2008 of $(10,000).  The net increase in the change in cash of $16,000 was due to an increase of $40,000 in proceeds from the sale of Local Limited Partnerships during the year ended March 31, 2009 compared to no proceeds received during the year ended March 31, 2008.  There were no investments in Local Limited Partnerships sold during the year ended March 31, 2008.  The Partnership also received $40,000 in distributions from Local Limited Partnerships compared to $32,000 for the year ended March 31, 2008.  Distributions received from Local Limited Partnerships vary due to the fact that Local Limited Partnerships pay distributions to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.    The Partnership paid the General Partner or an affiliate $(41,000) for reimbursements of operating expenses that were paid on the Partnership’s behalf compared to only $(19,000) paid during the year ended March 31, 2008. Lastly, the Partnership received $8,000 less in reporting fees for the year ended March 31, 2009 as reporting fees are paid to the Partnership when the Local Limited Partnership has the allowable cash flow for the payments to be made.

Accrued payables, which consist primarily of related party management fees due to the General Partner, increased by approximately $63,000, $104,000 and $155,000 for the years ended March 31, 2010, 2009 and 2008, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2011.

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2010:

	2011	2012	2013	2014	2015	Thereafter	Total

Asset management fees (1)	$2,141,997	$133,506	$133,506	$133,506	$133,506	$4,672,710	$7,348,731
Total contractual cash obligations	$2,141,997	$133,506	$133,506	$133,506	$133,506	$4,672,710	$7,348,731

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

To the Partners
WNC California Housing Tax Credits III, L.P.

We have audited the accompanying balance sheets of WNC California Housing Tax Credits III, L.P.  (a California Limited Partnership) (the Partnership) as of March 31, 2010 and 2009, and the related statements of operations, partners’ deficit and cash flows for each of the years in the three-year period ended March 31, 2010.  The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of certain Local Limited Partnerships for which investments represent $0 and $0 of the total Partnership assets as of March 31, 2009 and 2008, respectively, and $0, $(85,720) and $(34,537) of the total Partnership loss for the years ended March 31, 2010, 2009 and 2008, respectively.  Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those local limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits III, L.P. (a California Limited Partnership) as of March 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Reznick Group, P.C.

Bethesda, Maryland
June 29, 2010

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

BALANCE SHEETS

	March 31

	2010	2009
ASSETS

Cash	$180,321	$234,631
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-

Total Assets	$180,321	$234,631

LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$2,008,509	$1,945,760

Partners’ deficit:
General Partner	(188,414)	(187,243)
Limited Partners (30,000 Partnership Units authorized; 18,000 Partnership Units issued and outstanding)	(1,639,774)	(1,523,886)

Total partners’ deficit	(1,828,188)	(1,711,129)

Total Liabilities and Partners’ Deficit	$180,321	$234,631

See accompanying notes to financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

STATEMENTS OF OPERATIONS
For the years ended March 31, 2010, 2009 and 2008

	For the Years Ended March 31
	2010	2009	2008

Reporting fees	$7,299	$-	$8,173
Distribution income	10,784	18,329	18,033

Total income	18,083	18,329	26,206

Operating expenses:
Amortization (Notes 2 and 3)	-	7,984	8,516
Asset management fees (Note 3)	159,020	178,612	181,384
Impairment loss (Note 2)	-	1,513,635	-
Accounting and legal fees	71,265	10,589	38,634
Other	3,531	7,666	3,838

Total operating expenses	233,816	1,718,486	232,372

Loss from operations	(215,733)	(1,700,157)	(206,166)

Equity in losses of Local Limited Partnerships (Note 2)	-	(179,270)	(34,537)

Gain on sale of Local Limited Partnerships	98,423	40,001	-

Interest income	251	159	403

Net loss	$(117,059)	$(1,839,267)	$(240,300)

Net loss allocated to:
General Partner	$(1,171)	$(18,393)	$(2,403)

Limited Partners	$(115,888)	$(1,820,874)	$(237,897)

Net loss per Partnership Unit	$(6.44)	$(101.16)	$(13.22)

Outstanding weighted Partnership Units	18,000	18,000	18,000

See accompanying notes to financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

STATEMENTS OF PARTNERS’ DEFICIT
For the years ended March 31, 2010, 2009 and 2008

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2007	$(166,447)	$534,885	$368,438

Net loss	(2,403)	(237,897)	(240,300)

Partners’ equity (deficit) at March 31, 2008	(168,850)	296,988	128,138

Net loss	(18,393)	(1,820,874)	(1,839,267)

Partners’ deficit at March 31, 2009	(187,243)	(1,523,886)	(1,711,129)

Net loss	(1,171)	(115,888)	(117,059)

Partners’ deficit at March 31, 2010	$(188,414)	$(1,639,774)	$(1,828,188)

See accompanying notes to financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2010, 2009 and 2008

	For the Years Ended March 31
	2010	2009	2008

Cash flows from operating activities:
Net loss	$(117,059)	$(1,839,267)	$(240,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	7,984	8,516
Equity in losses of Local Limited Partnerships	-	179,270	34,537
Impairment loss	-	1,513,635	-
Change in accrued fees and expenses due to General Partner and affiliates	62,749	104,459	155,023
Gain on sale of Local Limited Partnerships	(98,423)	(40,001)	-

Net cash used in operating activities	(152,733)	(73,920)	(42,224)

Cash flows from investing activities:
Distributions from Local Limited Partnerships	-	39,570	32,040
Proceeds from sale of Local Limited Partnerships	98,423	40,001	-

Net cash provided by investing activities	98,423	79,571	32,040

Net increase (decrease) in cash	(54,310)	5,651	(10,184)

Cash, beginning of year	234,631	228,980	239,164

Cash, end of year	$180,321	$234,631	$228,980

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$800	$800	$800

See accompanying notes to financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2010, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

WNC California Housing Tax Credits III, L.P. (the "Partnership") is a California limited partnership formed under the laws of the State of California on October 5, 1992.  The Partnership was formed to acquire limited partnership interests in other limited partnerships ("Local Limited Partnerships") which own multi-family or senior housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”).  The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership or operating agreement (the “Local Limited Partnership Agreement”).

The general partner of the Partnership is WNC Tax Credit Partners III, L.P. (the “General Partner”).  WNC & Associates, Inc. (“Associates”) is the general partner of WNC Tax Credit Partners III, L.P.  The chairman and president of Associates owns all of the outstanding stock of Associates.  The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

Pursuant to a registration statement filed with the Securities and Exchange Commission, on February 17, 1993, the Partnership commenced a public offering of 30,000 units of limited partnership interest ("Partnership Units") at a price of $1,000 per Partnership Unit.  As of the close of the public offering on July 22, 1994, a total of 17,990 Partnership Units representing $17,990,000 had been sold.  During 1995, an additional 10 Partnership Units amounting to $10,000 was collected on subscriptions accepted and previously deemed uncollectible.  The General Partner has a 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership.  The investors in the Partnership (“Limited Partners”) will be allocated the remaining 99% of these items in proportion to their respective investments.

The proceeds from the disposition of any of the Local Limited Partnership properties will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement.  Any remaining proceeds will then be paid to the Partnership.  The sale of a Housing Complex may be subject to other restrictions and obligations.  Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex.  Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership.  Should such distributions occur, the Limited Partners will be entitled to receive distributions equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner would then be entitled to receive proceeds equal to their capital contributions from the remainder.  Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
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

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits.  A sale prior to the end of the Compliance Period must satisfy the “reasonable belief” test outlined above to avoid recapture.  The date of termination of the ten-year credit period and the Compliance Period for each of the Partnership’s remaining Housing Complexes is set forth in Item 2 hereof.

With that in mind, the General Partner is continuing its review of the Housing Complexes.  The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

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

As of March 31, 2009, the Partnership sold its Limited Partnership Interest in Rosewood Apartments L.P., Venus Retirement Village, Ltd and Winters Investment Group.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2010, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the year ended March 31, 2010 the Partnership sold its Limited Partnership interest in Parlier Garden Apartments, L.P. (“Parlier”) and Tahoe Pines Apartments, L.P (“Tahoe Pines”).  Parlier was appraised with a value of $1,580,000 and as of December 31, 2009 had outstanding mortgage debt of $1,636,392.  Tahoe Pines appraised with a value of $1,100,000 and as of December 31, 2009 had outstanding mortgage debt of $1,517,234.  Although, both appraised amounts were less than the mortgage debt outstanding, the Partnership received $49,445 and $49,444, respectively for each of its interests in these two Local Limited Partnerships.  Of the proceeds, $40,463 were used to reimburse the General Partner or an affiliate for operating expenses that were paid on the Partnership’s behalf.  The remaining $58,426 remains in the reserves for future Partnership expenses.  As the Partnership’s investment balance in both Local Limited Partnerships was zero, the Partnership recorded a gain on the sale of the Local Limited Partnership interests during the year ended March 31, 2010.  Each of these Local Limited Partnerships had completed the Compliance Period therefore, there is no risk of Low Income Housing Tax Credit recapture.

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

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
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

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
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

Amortization

Acquisition fees and costs were being amortized over 27.5 years using the straight-line method. Amortization expense for the years ended March 31, 2010, 2009 and 2008 was $0, $7,984 and $8,516, respectively.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining tax credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2010, 2009 and 2008 impairment loss related to investments in Local Limited Partnerships was $0, $1,513,635 and $0, respectively.

When the value of the Partnership’s investment in a Local Limited Partnership has been reduced to zero, the respective net acquisition fees and costs component of investments in Local Limited Partnerships are impaired.  For the years ended March 31, 2010, 2009 and 2008, impairment loss related to acquisition fees and costs was $0, $119,775 and $0, respectively.

Impact of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions.  In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted U.S. generally accepted accounting principles ("GAAP") for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership’s financial statements.

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

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
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

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-K.

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

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2010, 2009 and 2008

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2010 and 2009, the Partnership owns Local Limited Partnership interests in 13 and 15 Local Limited Partnerships, respectively. As of March 31, 2010 and 2009, these Local Limited Partnerships each own one Housing Complex consisting of an aggregate of 484 and 552 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2010 and  2009, are approximately $1,043,000 and $576,000, respectively, greater than the Partnership's equity at the preceding December  31  as  shown  in  the Local  Limited  Partnerships’ combined  financial  statements  presented  below.  This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account along with impairment losses recorded in the Partnership’s investment account.

At March 31, 2010 and 2009, the investment accounts in all of Local Limited Partnerships have reached a zero balance. Consequently, all of the Partnerships estimated share of losses for the year ended March 31, 2010 and a portion of the Partnership’s estimate of its share of losses for the years  ended March 31, 2009 and 2008, amounting to approximately $736,000, $699,000 and $707,000, respectively, have not been recognized.  As of March 31, 2010, the aggregate share of net losses not recognized by the Partnership amounted to $4,036,387.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for periods presented:

	For the Years Ended March 31,

	2010	2009	2008

Investments per balance sheet, beginning of period	$-	$1,740,459	$1,815,552
Distributions received from Local Limited Partnerships	-	(39,570)	(32,040)
Equity in losses of Local Limited Partnerships	-	(179,270)	(34,537)
Impairment loss	-	(1,513,635)	-
Amortization of acquisition fees and costs	-	(7,984)	(8,516)

Investments per balance sheet, end of period	$-	$-	$1,740,459

	For the Years Ended March 31,

	2010	2009	2008

Investments in Local Limited Partnerships, net	$-	$-	$1,612,697
Acquisition fees and costs, net of accumulated amortization of $1,814,019, $1,814,019 and $1,686,257	-	-	127,762
Investments per balance sheet, end of period	$-	$-	$1,740,459

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2010, 2009 and 2008

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The financial information from the individual financial statements of the Local Limited Partnerships includes rental and interest subsidies. Rental subsidies included in total revenues and interest subsidies are generally netted against interest expense. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows:

COMBINED CONDENSED BALANCE SHEETS

	2009	2008
ASSETS

Buildings and improvements, net of accumulated depreciation as of December 31, 2009 and 2008 of $16,041,000 and $16,221,000 ,respectively.	$17,018,000	$19,726,000
Land	2,037,000	2,234,000
Other assets	2,870,000	3,256,000

Total Assets	$21,925,000	$25,216,000

LIABILITIES

Mortgage loans payable	$18,935,000	$21,633,000
Due to related parties	1,437,000	1,413,000
Other liabilities	2,818,000	2,651,000

Total Liabilities	23,190,000	25,697,000

PARTNERS’ EQUITY (DEFICIT)

WNC California Housing Tax Credits III, L.P.	(1,043,000)	(576,000)
Other partners	(222,000)	95,000

Total Partners’ Equity (Deficit)	(1,265,000)	(481,000)

Total Liabilities and Partners’ Equity (Deficit)	$21,925,000	$25,216,000

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2010, 2009 and 2008

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2009	2008	2007

Revenues	$3,684,000	$4,001,000	$4,042,000

Expenses:
Operating expenses	2,673,000	2,910,000	2,774,000
Interest expense	714,000	775,000	898,000
Depreciation and amortization	1,042,000	1,115,000	1,119,000

Total expenses	4,429,000	4,800.000	4,791,000

Net loss	$(745,000)	$(799,000)	$(749,000)

Net loss allocable to the Partnership	$(736,000)	$(790,000)	$(741,000)

Net loss recorded by the Partnership	$-	$(179,000)	$(35,000)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partners or its affiliates for the following items:

Acquisition fees equal to 9% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred acquisition fees of $1,620,000.  Accumulated amortization of these capitalized costs was $1,620,000 as of March 31, 2010 and 2009.  Of the accumulated amortization recorded on the balance sheet at March 31, 2010, $0, $119,775 and $0 of the related expense was reflected as equity in losses of Local Limited Partnerships during the years ended March 31, 2010, 2009, and 2008, respectively, to reduce the respective net acquisition fee component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

Reimbursement of costs incurred by the General Partners or an affiliate in connection with the acquisition of the Local Limited Partnerships.  These reimbursements have not exceeded 1.5% of the gross proceeds. As of the end of all periods presented, the Partnership had incurred acquisition costs of $194,019 which have been included in investments in Local Limited Partnerships.  Accumulated amortization was $194,019 for each of the years ended March 31, 2010 and 2009.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2010, 2009 and 2008

NOTE 3 – RELATED PARTY TRANSACTIONS, continued

An annual asset management fee equal to 0.5% of the Invested Assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $159,020, $178,612 and $181,384 were incurred during the years ended March 31, 2010, 2009 and 2008, respectively, of which $93,623, $50,000 and $50,000 was paid during the years ended March 31, 2010, 2009 and 2008, respectively.

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership.  Operating expense reimbursements were approximately $78,000, $41,000 and $19,000 during the years ended March 31, 2010, 2009 and 2008, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,

	2010	2009

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$18	$2,666

Asset management fee payable	2,008,491	1,943,094

Total	$2,008,509	$1,945,760

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2010, 2009 and 2008

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31

2010

Income	$7,000	$9,000	$-	$2,000

Operating expenses	(43,000)	(76,000)	(74,000)	(41,000)

Loss from operations	(36,000)	(67,000)	(74,000)	(39,000)

Gain on sale of Local Limited Partnerships	-	-	-	98,000

Net income (loss)	(36,000)	(67,000)	(74,000)	59,000

Net income (loss) available to Limited Partners	(35,000)	(66,000)	(73,000)	58,000

Net income (loss) per Partnership Unit	(2)	(4)	(4)	3

	June 30	September 30	December 31	March 31

2009

Income	$6,000	$5,000	$-	$7,000

Operating expenses	(1,545,000)	(53,000)	(60,000)	(60,000)

Loss from operations	(1,539,000)	(48,000)	(60,000)	(53,000)

Equity in losses of Local Limited Partnerships	(14,000)	(15,000)	(15,000)	(135,000)

Gain on sale of Local Limited Partnerships	-	-	-	40,000

Net loss	(1,553,000)	(63,000)	(75,000)	(148,000)

Net loss available to Limited Partners	(1,537,000)	(62,000)	(74,000)	(148,000)

Net loss per Partnership Unit	(85)	(3)	(4)	(8)

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

	June 30	September 30	December 31	March 31

2008

Income	$20,000	$4,000	$-	$2,000

Operating expenses	(48,000)	(61,000)	(50,000)	(73,000)

Loss from operations	(28,000)	(57,000)	(50,000)	(71,000)

Equity in losses of Local Limited Partnerships	(8,000)	(8,000)	(7,000)	(12,000)

Net loss	(36,000)	(65,000)	(57,000)	(83,000)

Net loss available to Limited Partners	(35,000)	(64,000)	(56,000)	(83,000)

Net loss per Partnership Unit	(2)	(4)	(3)	(5)

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

(b)           Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2010. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Item 9B. Other Information

NONE

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

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

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President and Chief Executive Officer
David N. Shafer, Esq.	Executive Vice President
Michael J. Gaber	Executive Vice President
Thomas J. Riha, CPA	Senior Vice President
Melanie R. Wenk	Vice President – Chief Financial Officer
Darrick Metz	Senior Vice President - Originations
Thomas J. Hollingsworth	Vice President – Asset Management
Gregory S. Hand	Vice President – Acquisitions
Christine A. Cormier	Vice President – Investor Relations
Kay L. Cooper	Director of WNC & Associates, Inc.
Jennifer E. Cooper	Director of WNC & Associates, Inc.

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

(j)   Changes to Nominating Procedures

Inapplicable.

(k)  Compliance With Section 16(a) of the Exchange Act

       None.

 (l)   Code of Ethics

Associates has adopted a Code of Ethics which applies to the Chief Executive Officer and Chief Financial Officer of Associates.  The Code of Ethics will be provided without charge to any person who requests it.  Such requests should be directed to:  Investor Relations at (714)-662-5565 extension 187.

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

(a)  Compensation for Services

For services rendered by the General Partner or an Affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such Affiliate may receive an annual Asset Management Fee in an amount equal to 0.5% of Invested Assets in Local Limited Partnerships which are subsidized under one or more Federal, state or local housing assistance programs. The Asset Management Fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid Asset Management Fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets.    Fees of approximately $159,000, $179,000 and $181,000 were incurred during the years ended March 31, 2010, 2009 2008, respectively. The Partnership paid the General Partner and or its affiliates $94,000, $50,000 and $50,000 of those fees during the years ended March 31, 2010, 2009 and 2008, respectively.

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $18, $2,666 and  $26,819 for the years ended March 31, 2010, 2009 and 2008, respectively.   The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $78,000, $41,000 and $19,000 during the years ended March 31, 2010, 2009 and 2008, respectively.

 (c)  Interest in Partnership

The General Partner receives 1% of the Partnership’s allocated Low Income Housing Tax Credits, which were $0 for Associates and $0 for the General Partner in the aggregate for the tax years (calendar years) ended

December 31, 2009, 2008 and 2007. The General Partner is also entitled to receive 1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2010, 2009 and 2008.   The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 1% and the Limited Partners 99% of any remaining proceeds.  There were no such distributions  to the General Partner during the years ended March 31, 2010, 2009 or 2008.

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

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2010	2009

Audit Fees	$58,485	$-
Audit-related Fees	-	-
Tax Fees	3,035	2,890
All Other Fees	-	-
TOTAL	$61,520	$2,890

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

(a)(2)           List of Financial statement schedules included in Part IV hereof:

Schedule III - Real Estate Owned by Local Limited Partnerships

(a)(3)           Exhibits.

3.1	Agreement of Limited Partnership dated October 5, 1992 was filed as Exhibit 28.1 to Form 10-K for the year ended December 31, 1994 is hereby incorporated herein by reference as Exhibit 3.1.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

99.1
Amended and Restated Agreement of Limited Partnership of Colonial Village Roseville (1) filed as exhibit 10.1 to Form 8-K/A Amendment No. 1 to Current Report dated December 27, 1993 is hereby incorporated herein by reference as exhibit 99.1.

99.2
Amended and Restated Agreement of Limited Partnership of Almond Garden Apartment Associates filed as exhibit 10.2 to Form 8-K/A Amendment No. 1 to Current Report dated December 27, 1993 is hereby incorporated herein by reference as exhibit 99.2.

99.3
Amended and Restated Agreement of Limited Partnership of Winters Investment Group filed as exhibit 10.3 to Form 8-K/A Amendment No. 1 to Current Report dated December 27, 1993 is hereby incorporated herein by reference as exhibit 99.3.

99.4
Third Amended and Restate Articles of Limited Partnership of Buccaneer Associates, Limited filed as exhibit 10.2 to Post-Effective Amendment No. 2 to Form S-11 dated September 17, 1993 is hereby incorporated herein by reference as exhibit 10.4.

99.5
Amended and Restated Agreement and Certificate of Limited Partnership of Dallas County Housing, Ltd. filed as exhibit 10.3 to Post-Effective Amendment No. 2 to Form S-11 dated September 17, 1993 is hereby incorporated herein by reference as exhibit 10.5.

99.6
Amended and Restated Agreement of Limited Partnership of La Paloma Del Sol Phase II Limited Partnership filed as exhibit 10.4 to Post-Effective Amendment No. 2 to Form S-11 dated September 17, 1993 is hereby incorporated herein by reference as exhibit 99.6.

99.7
Second Amended and Restated Agreement of Limited Partnership of Old Fort Limited Partnership filed as exhibit 10.5 to Post-Effective Amendment No. 2 to Form S-11 dated September 17, 1993 is hereby incorporated herein by reference as exhibit 99.7.

99.8
Amended and Restated Agreement of Limited Partnership of Orosi Apartments, Ltd. filed as exhibit 10.6 to Post-Effective Amendment No. 2 to Form S-11 dated September 17, 1993 is hereby incorporated herein by reference as exhibit 99.8.

99.9
Amended and Restated Agreement of Limited Partnership of Sun Manor, L.P. filed as exhibit 10.7 to Post-Effective Amendment No. 2 to Form S-11 dated September 17, 1993 is hereby incorporated herein by reference as exhibit 99.9.

99.10
Amended and Restated Agreement of Limited Partnership of Venus Retirement Village, Ltd. filed as exhibit 10.8 to Post-Effective Amendment No. 2 to Form S-11 dated September 17, 1993 is hereby incorporated herein by reference as exhibit 99.10.

99.11
Second Amended and Restated Agreement of Limited Partnership of Walnut-Pixley, L.P. filed as exhibit 10.9 to Post-Effective Amendment No. 2 to Form S-11 dated September 17, 1993 is hereby incorporated herein by reference as exhibit 99.11.

99.12
Amended and Restated Agreement of Limited Partnership of Almond View Apartments, Ltd. filed as exhibit 10.11 to Form 10K dated December 31, 1993 is hereby incorporated herein by reference as exhibit 99.12.

99.13
Amended and Restated Agreement of Limited Partnership of Candleridge Apartments of Perry, L.P. II filed as exhibit 10.1 to Form 8-K dated May 26, 1994 is hereby incorporated herein by reference as exhibit 99.13.

99.14	Second Amended and Restated Agreement of Limited Partnership of Parlier Garden Apts. filed as exhibit 10.2 to Form 8-K dated May 26, 1994 is hereby incorporated herein by reference as exhibit 10.14.

99.15	Agreement of Limited Partnership of Rosewood Apartments Limited Partnership filed as exhibit 10.3 to Form 8-K dated May 26, 1994 is hereby incorporated herein by reference as exhibit 99.15.

99.16
Agreement of Limited Partnership of Limited Partnership of Nueva Sierra Vista Associates filed as exhibit 10.4 to Form 8-K/A Amendment No. 1 to Current Report dated May 26, 1994 is hereby incorporated herein by reference as exhibit 99.16.

99.17
Amended and Restated Agreement of Limited Partnership of Memory Lane Limited Partnership filed as exhibit 10.1 to Form 8-K dated July 7, 1994 is hereby incorporated herein by reference as exhibit 99.17.

99.18
Second Amended and Restated Agreement of Limited Partnership of Tahoe Pines Apartments filed as exhibit 10.1 to Form 8-K dated July 27, 1994 is hereby incorporated herein by reference as exhibit 10.18.

99.19	Financial Statements of Colonial Village - Roseville, for the years ended December 31, 2008 and 2007 together with Independent Auditors' Report thereon; a significant subsidiary

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2010
		As of March 31, 2010		As of December 31, 2009
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Buildings and Equipment	Accumulated Depreciation	Net Book Value

Almond Garden Apartment Associates	Delhi, California	$ 391,000	$ 391,000	$ 1,329,000	$ 93,000	$ 1,751,000	$ 1,020,000	$ 824,000

Almond View Apartments, Ltd.	Stockton, California	1,639,000	1,639,000	1,665,000	110,000	3,424,000	1,910,000	1,624,000

Buccaneer Associates, Limited	Fernandia Beach, Florida	365,000	365,000	1,411,000	60,000	2,158,000	891,000	1,327,000

Candleridge Apartments of Perry L.P. II	Perry, Iowa	126,000	126,000	655,000	50,000	900,000	516,000	434,000

Colonial Village Roseville	Roseville, California	2,811,000	2,811,000	1,686,000	315,000	5,121,000	2,805,000	2,631,000

Dallas County Housing, Ltd.	Orrville, Alabama	130,000	130,000	588,000	35,000	764,000	360,000	439,000

La Paloma del Sol Limited Partnership	Deming, New Mexico	254,000	254,000	1,367,000	101,000	1,860,000	774,000	1,187,000

Memory Lane Limited Partnership	Yankton, South Dakota	151,000	151,000	648,000	25,000	894,000	605,000	314,000

Nueva Sierra Vista Associates	Richgrove, California	1,688,000	1,688,000	1,623,000	115,000	3,137,000	1,165,000	2,087,000

Old Fort Highway Limited Partnership	Hidalgo, Texas	249,000	249,000	1,220,000	78,000	1,769,000	761,000	1,086,000

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2010
		As of March 31, 2010		As of December 31, 2009
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

Orosi Apartments, Ltd.	Orosi, California	461,000	461,000	1,780,000	100,000	2,416,000	788,000	1,728,000

Parlier Garden Apts.	Parlier, California	*	*	1,636,000	138,000	2,150,000	844,000	1,444,000

Sun Manor, L.P.	Itta Bena, Mississippi	230,000	230,000	1,014,000	40,000	1,374,000	769,000	645,000

Tahoe Pines Apartments	South Lake Tahoe, California	*	*	1,517,000	87,000	3,246,000	1,815,000	1,518,000

Walnut - Pixley, L.P.	Orange, California	1,078,000	1,078,000	796,000	690,000	2,095,000	1,018,000	1,767,000

		$9,573,000	$9,573,000	$18,935,000	$2,037,000	$33,059,000	$16,041,000	$19,055,000

* Subsequent to December 31, 2009 but before March 31, 2010, the Partnership sold interest in these Local Limited Partnerships.

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2010
	For the year ended December 31, 2009
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

Almond Garden Apartment Associates	208,000	(68,000)	1994	Completed	27.5

Almond View Apartments, Ltd.	288,000	(237,000)	1994	Completed	27.5

Buccaneer Associates, Limited	303,000	(27,000)	1994	Completed	40

Candleridge Apartments of Perry L.P. II	149,000	(6,000)	1994	Completed	27.5

Colonial Village Roseville	570,000	(39,000)	1993	Completed	27.5

Dallas County Housing, Ltd.	92,000	(8,000)	1993	Completed	40

La Paloma del Sol Limited Partnership	209,000	(8,000)	1993	Completed	40

Memory Lane Limited Partnership	95,000	(6,000)	1994	Completed	25

Nueva Sierra Vista Associates	195,000	(150,000)	1994	Completed	40

Old Fort Limited Partnership	254,000	-	1993	Completed	40

Orosi Apartments, Ltd.	255,000	(19,000)	1993	Completed	50

Parlier Garden Apts. *	300,000	(36,000)	1994	Completed	40

Sun Manor, L.P.	202,000	(53,000)	1993	Completed	27.5

Tahoe Pines Apartments *	250,000	(90,000)	1994	Completed	27.5

Walnut - Pixley, L.P.	207,000	2,000	1993	Completed	40

	$3,577,000	$745,000

* Subsequent to December 31, 2009 but before March 31, 2010, the Partnership sold its interest in these Local Limited Partnerships.

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2009
		As of March 31, 2009		As of December 31, 2008
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Buildings and Equipment	Accumulated Depreciation	Net Book Value

Almond Garden Apartment Associates	Delhi, California	$ 391,000	$ 391,000	$1,337,000	$ 93,000	$ 1,744,000	$ 952,000	$ 885,000

Almond View Apartments, Ltd.	Stockton, California	1,639,000	1,639,000	1,679,000	110,000	3,425,000	1,790,000	1,745,000

Buccaneer Associates, Limited	Fernandia Beach, Florida	365,000	365,000	1,420,000	60,000	2,158,000	838,000	1,380,000

Candleridge Apartments of Perry L.P. II	Perry, Iowa	126,000	126,000	661,000	50,000	900,000	480,000	470,000

Colonial Village Roseville	Roseville, California	2,811,000	2,811,000	1,745,000	315,000	5,083,000	2,622,000	2,776,000

Dallas County Housing, Ltd.	Orrville, Alabama	130,000	130,000	592,000	35,000	764,000	340,000	459,000

La Paloma del Sol Limited Partnership	Deming, New Mexico	254,000	254,000	1,376,000	101,000	1,857,000	715,000	1,243,000

Memory Lane Limited Partnership	Yankton, South Dakota	151,000	151,000	652,000	25,000	894,000	575,000	344,000

Nueva Sierra Vista Associates	Richgrove, California	1,688,000	1,688,000	1,623,000	115,000	3,137,000	1,087,000	2,165,000

Old Fort Highway Limited Partnership	Hidalgo, Texas	249,000	249,000	1,227,000	78,000	1,762,000	704,000	1,136,000

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2009
		As of March 31, 2009		As of December 31, 2008
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

Orosi Apartments, Ltd.	Orosi, California	461,000	461,000	1,804,000	100,000	2,416,000	734,000	1,782,000

Parlier Garden Apts.	Parlier, California	453,000	453,000	1,646,000	138,000	2,078,000	792,000	1,424,000

Sun Manor, L.P.	Itta Bena, Mississippi	230,000	230,000	1,020,000	40,000	1,370,000	715,000	695,000

Tahoe Pines Apartments	South Lake Tahoe, California	1,633,000	1,633,000	1,543,000	87,000	3,236,000	1,701,000	1,622,000

Venus Retirement Village, Ltd. (1)	Venus, Texas	-	-	700,000	32,000	618,000	474,000	176,000

Walnut - Pixley, L.P.	Orange, California	1,078,000	1,078,000	843,000	690,000	2,078,000	962,000	1,806,000

Winters Investment Group (1)	Winters, California	-	-	1,765,000	165,000	2,427,000	740,000	1,852,000

		$ 11,659,000	$ 11,659,000	$21,633,000	$ 2,234,000	$ 35,947,000	$ 16,221,000	$ 21,960,000

(1) Subsequent to December 31, 2008 but before March 31, 2009, the Partnership sold its interest in these Local Limited Partnerships.

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2009
	For the year ended December 31, 2008
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

Almond Garden Apartment Associates	$199,000	$ (34,000)	1994	Completed	27.5

Almond View Apartments, Ltd.	293,000	(234,000)	1994	Completed	27.5

Buccaneer Associates, Limited	301,000	-	1994	Completed	40

Candleridge Apartments of Perry L.P. II	155,000	(1,000)	1994	Completed	27.5

Colonial Village Roseville	568,000	(87,000)	1993	Completed	27.5

Dallas County Housing, Ltd.	91,000	(12,000)	1993	Completed	40

La Paloma del Sol Limited Partnership	207,000	(22,000)	1993	Completed	40

Memory Lane Limited Partnership	88,000	(14,000)	1994	Completed	25

Nueva Sierra Vista Associates	187,000	(126,000)	1994	Completed	40

Old Fort Limited Partnership	242,000	(18,000)	1993	Completed	40

Orosi Apartments, Ltd.	240,000	(58,000)	1993	Completed	50

Parlier Garden Apts.	282,000	(26,000)	1994	Completed	40

Sun Manor, L.P.	191,000	(45,000)	1993	Completed	27.5

Tahoe Pines Apartments	244,000	(115,000)	1994	Completed	27.5

Venus Retirement Village, Ltd. (1)	111,000	(34,000)	1993	Completed	25

Walnut - Pixley, L.P.	204,000	25,000	1993	Completed	40

Winters Investment Group (1)	278,000	2,000	1994	Completed	50

	$3,881,000	$(799,000)

(1) Subsequent to December 31, 2008 but before March 31, 2009, the Partnership sold its interest in these Local Limited Partnerships.

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2008
		As of March 31, 2008		As of December 31, 2007
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Buildings and Equipment	Accumulated Depreciation	Net Book Value

Almond Garden Apartment Associates	Delhi, California	$ 391,000	$ 391,000	$ 1,345,000	$ 93,000	$ 1,717,000	$ 885,000	$ 925,000

Almond View Apartments, Ltd.	Stockton, California	1,639,000	1,639,000	1,693,000	110,000	3,414,000	1,669,000	1,855,000

Buccaneer Associates, Limited	Fernandia Beach, Florida	365,000	365,000	1,428,000	60,000	2,158,000	783,000	1,435,000

Candleridge Apartments of Perry L.P. II	Perry, Iowa	126,000	126,000	667,000	50,000	888,000	445,000	493,000

Colonial Village Roseville	Roseville, California	2,811,000	2,811,000	1,799,000	315,000	5,052,000	2,442,000	2,925,000

Dallas County Housing, Ltd.	Orrville, Alabama	130,000	130,000	595,000	35,000	764,000	319,000	480,000

La Paloma del Sol Limited Partnership	Deming, New Mexico	254,000	254,000	1,385,000	101,000	1,788,000	660,000	1,229,000

Memory Lane Limited Partnership	Yankton, South Dakota	151,000	151,000	657,000	25,000	893,000	546,000	372,000

Nueva Sierra Vista Associates	Richgrove, California	1,688,000	1,688,000	1,623,000	115,000	3,137,000	1,009,000	2,243,000

Old Fort Highway Limited Partnership	Hidalgo, Texas	249,000	249,000	1,235,000	78,000	1,738,000	648,000	1,168,000

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2008
		As of March 31, 2008		As of December 31, 2007
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

Orosi Apartments, Ltd.	Orosi, California	461,000	461,000	1,826,000	100,000	2,395,000	678,000	1,817,000

Parlier Garden Apts.	Parlier, California	453,000	453,000	1,656,000	138,000	2,070,000	741,000	1,467,000

Rosewood Apartments Limited Partnership (1)	Superior, Wisconsin	185,000	185,000	398,000	-	768,000	272,000	496,000

Sun Manor, L.P.	Itta Bena, Mississippi	230,000	230,000	1,026,000	40,000	1,334,000	661,000	713,000

Tahoe Pines Apartments	South Lake Tahoe, California	1,633,000	1,633,000	1,566,000	87,000	3,236,000	1,587,000	1,736,000

Venus Retirement Village, Ltd. (1)	Venus, Texas	161,000	161,000	704,000	32,000	618,000	443,000	207,000

Walnut - Pixley, L.P.	Orange, California	1,078,000	1,078,000	1,553,000	690,000	2,078,000	907,000	1,861,000

Winters Investment Group (1)	Winters, California	531,000	531,000	1,775,000	165,000	2,427,000	692,000	1,900,000

		$ 12,536,000	$ 12,536,000	$ 22,930,000	$ 2,234,000	$ 36,475,000	$ 15,387,000	$ 22,322,000

(1) Subsequent to March 31, 2008, the Partnership sold its interest in these Local Limited Partnerships.

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2008
	For the year ended December 31, 2007
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

Almond Garden Apartment Associates	$ 199,000	(21,000)	1994	Completed	27.5

Almond View Apartments, Ltd.	256,000	(259,000)	1994	Completed	27.5

Buccaneer Associates, Limited	282,000	(12,000)	1994	Completed	40

Candleridge Apartments of Perry L.P. II	154,000	5,000	1994	Completed	27.5

Colonial Village Roseville	554,000	(35,000)	1993	Completed	27.5

Dallas County Housing, Ltd.	86,000	(10,000)	1993	Completed	40

La Paloma del Sol Limited Partnership	192,000	(18,000)	1993	Completed	40

Memory Lane Limited Partnership	87,000	(10,000)	1994	Completed	25

Nueva Sierra Vista Associates	176,000	(123,000)	1994	Completed	40

Old Fort Limited Partnership	232,000	(24,000)	1993	Completed	40

Orosi Apartments, Ltd.	210,000	(39,000)	1993	Completed	50

Parlier Garden Apts.	287,000	(3,000)	1994	Completed	40

Rosewood Apartments Limited Partnership	100,000	3,000	1994	Completed	40

Sun Manor, L.P.	179,000	(36,000)	1993	Completed	27.5

Tahoe Pines Apartments	237,000	(119,000)	1994	Completed	27.5

Venus Retirement Village, Ltd.	108,000	(16,000)	1993	Completed	25

Walnut - Pixley, L.P.	193,000	12,000	1993	Completed	40

Winters Investment Group	276,000	(44,000)	1994	Completed	50

	$3,808,000	$ (749,000)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

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