Form 10-Q
period 2010-06-30
WNC HOUSING TAX CREDIT FUND III L P
filed 2010-08-06
CIK 875278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes       X      No_________

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

Large accelerated filer___ Accelerated filer___ Non-accelerated filer     X     Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___No      X

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets
As of June 30, 2010 and March 31, 2010	3

Statements of Operations
For the Three Months Ended June 30, 2010 and 2009	4

Statement of Partners' Deficit
For the Three Months Ended June 30, 2010	5

Statements of Cash Flows
For the Three Months Ended June 30, 2010 and 2009	6

Notes to Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risks	17

Item 4T. Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. (Removed and Reserved)	18

Item 5. Other Information	18

Item 6. Exhibits	18

Signatures	19

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

BALANCE SHEETS
(Unaudited)

	June 30, 2010	March 31, 2010

ASSETS

Cash	$32,804	$110,204
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	5,000	-

Total Assets	$37,804	$110,204

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$4,400,395	$4,405,978
Due to Local Limited Partnership	-	1,028
	4,400,395	4,407,006

Partners’ Deficit:
General Partner	(12,362)	(11,704)
Limited Partners (15,000 Partnership Units authorized;
15,000 Partnership Units issued and outstanding)	(4,350,229)	(4,285,098)

Total Partners’ Deficit	(4,362,591)	(4,296,802)

Total Liabilities and Partners’ Deficit	$37,804	$110,204

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
	Three Months	Three Months

Reporting fees	$14,565	$24,922

Total operating income	14,565	24,922

Operating expenses:
Asset management fees (Note 3)	71,604	74,099
Legal and accounting fees	3,710	290
Write off of advances to Local Limited Partnerships (Note 4)	8,950	29,812
Other	1,509	1,838

Total operating expenses	85,773	106,039

Loss from operations	(71,208)	(81,117)

Gain on sale of Local Limited
Partnerships (Note 2)	5,406	-

Interest income	13	3

Net loss	$(65,789)	$(81,114)

Net loss allocated to:
General Partner	$(658)	$(811)

Limited Partners	$(65,131)	$(80,303)

Net loss per Partnership Unit	$(4)	$(5)

Outstanding weighted Partnership Units	15,000	15,000

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

STATEMENT OF PARTNERS’ DEFICIT

For the Three Months Ended June 30, 2010
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2010	$(11,704)	$(4,285,098)	$(4,296,802)

Net loss	(658)	(65,131)	(65,789)

Partners’ deficit at June 30, 2010	$(12,362)	$(4,350,229)	$(4,362,591)

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009

Cash flows from operating activities:
Net loss	$(65,789)	$(81,114)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Change in other assets	(5,000)	-
Change in accrued fees and expenses due to
General Partner and affiliates	(5,583)	89,741
Change in due to Local Limited Partnership	(1,028)	-
Gain on sale of Local Limited Partnerships	(5,406)	-

Net cash provided by (used in) operating activities	(82,806)	8,627

Cash flows from investing activities:
Proceeds from sale of Local Limited Partnerships	5,406	-
Advances made to Local Limited Partnership	(8,950)	(29,812)
Write off of advances made to Local Limited Partnership	8,950	29,812
Net cash provided by investing activates	5,406	-

Net increase (decrease) in cash	(77,400)	8,627

Cash, beginning of period	110,204	16,761

Cash, end of period	$32,804	$25,388

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2010.

Organization

WNC Housing Tax Credit Fund III, L.P., (the "Partnership"), is a California Limited Partnership formed under the laws of the State of California on May 10, 1991. The Partnership was formed to acquire limited partnership interests in other limited partnerships (“Local Limited Partnerships”) which own multi-family or senior housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

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

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2011.

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

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2010. As of June 30, 2010, not all of the Housing Complexes had completed their Compliance Period.

Upon management of the Partnership identifying a Local Limited Partnership for disposition, costs incurred by the Partnership in preparation for the disposition are deferred. Upon the sale of the Local Limited Partnership interest, the Partnership nets the costs that had been deferred against the proceeds from the sale in determining the gain or loss on sale of the Local Limited Partnership. Deferred disposition costs are included in other assets on the balance sheets.

During the quarter ended June 30, 2010, the Partnership sold its Limited Partnership interest in Heritage Colonial Homes, L.P. (“Heritage”). Heritage was appraised with a value of $320,000 and as of December 31, 2009, the outstanding mortgage debt was approximately $499,000. The Local Limited Partnership interest was sold on May 13, 2010 to the Local General Partner. The Compliance Period has been completed, therefore there will be no recapture of Low Income Housing Tax Credits. The outstanding debt was greater than the appraised value but the Partnership did receive $10,000 for its Local Limited Partnership interest. Additionally, the Partnership had incurred $4,594 in expenses related to the disposition which are netted against the proceeds from the sale in calculating the gain on sale of Local Limited Partnership. The net proceeds will remain in the Partnership’s reserves and at a future date will be used to reimburse the General Partner or an affiliate for operating expenses it paid on behalf of the Partnership. As the investment balance was zero at the time of sale, the Partnership recorded a $5,406 gain on the sale of the Local Limited Partnership for the quarter ended June 30, 2010.

The Partnership has identified two Local Limited Partnerships for potential disposition, Meadow Run, L.P. and Windemere Associates. The Partnership has executed agreements allowing the Local General Partner to transfer their interest to a third party. Currently, the Partnership is awaiting for the appraisal reports and once those reports are received and reviewed, negotiations will begin with the new Local General Partner to buy the Partnership’s Limited Partnership interest.

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and were amortized over 27.5 years (see Note 2).

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2010 and 2009 have been recorded by the Partnership. Management’s estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

In accordance with the accounting guidance for the consolidation of variable interest entities, the Partnership determines when it should include the assets, liabilities, and activities of a variable interest entity (VIE) in its financial statements, and when it should disclose information about its relationship with a VIE. The analysis that must be performed to determine which entity should consolidate a VIE focuses on control and economic factors. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it has (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the guidance requires continual reconsideration of the primary beneficiary of a VIE.

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE. However, management does not consolidate the Partnership's interests in these VIEs, as it is not considered to be the primary beneficiary. The Partnership currently records the amount of its investment in these Local Limited Partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership's balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss on these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture.

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2010, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2010 and March 31, 2010, the Partnership had no cash equivalents.

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of the June 30, 2010 and March 31, 2010, the Partnership owns Local Limited Partnership interests in 45 and 46 Local Limited Partnerships, respectively. All of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 1,602 and 1,622 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2010 and 2009 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2010	2009

Revenues	$2,021,000	$2,072,000

Expenses
Interest expense	284,000	327,000
Depreciation and amortization	446,000	474,000
Operating expenses	1,553,000	1,554,000
Total expenses	2,283,000	2,355,000

Net loss	$(262,000)	$(283,000)
Net loss allocable to the Partnership	$(259,000)	$(280,000)
Net loss recorded by the Partnership	$-	$-

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

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $71,604 and $74,099 were incurred during the three months ended June 30, 2010 and 2009, respectively. The Partnership paid the General Partner and or its affiliates $44,000 and $5,000 of those fees during the three months ended June 30, 2010 and 2009, respectively.

(b)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $49,000 and $0 during the three months ended June 30, 2010 and 2009, respectively.

(c)
A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2002 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred during the three months ended June 30, 2010.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	June 30, 2010	March 31, 2010

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$59,874	$93,061
Asset management fee payable	4,340,521	4,312,917

Total	$4,400,395	$4,405,978

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – ADVANCES TO LOCAL LIMITED PARTNERSHIPS

During the three months ended June 30, 2010 and 2009, the Partnership voluntarily advanced $8,950 and $29,812, respectively, to one Local Limited Partnership in which the Partnership is a limited partner as a result of the Local Limited Partnership experiencing operational issues. As of June 30, 2010 and March 31, 2010, total advances made to this Local Limited Partnership were $197,638 and $188,688, respectively, all of which was reserved.  The Partnership determined the recoverability of these advances to be remote and, accordingly, a reserve was recorded.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2010 and 2009, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2010 consisted of $33,000 in cash and $5,000 of other assets. Liabilities at June 30, 2010 consisted of $4,400,000 in accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009. The Partnership’s net loss for the three months ended June 30, 2010 was $(66,000), reflecting a decrease of $15,000 from the $(81,000) net loss for the three months ended June 30, 2009. The decrease in net loss was largely due to a decrease of $21,000 in write off of advances to Local Limited Partnerships. The Partnership advanced funds for operating expenses incurred by a Local Limited Partnership, and the Partnership does not anticipate the advances will be repaid by the Local Limited Partnership. The decrease in net loss was also attributable to a $2,000 decrease of asset management fees. These fees are calculated based on the invested assets. As Local Limited Partnerships are sold, the invested assets decrease thereby decreasing the asset management fees. The decrease in operating expenses was offset by an increase of $(3,000) in legal and accounting fees. There was also a $5,000 gain on sale of a Local Limited Partnership during the three months ended June 30, 2010 compared to no gain on sale of Local Limited Partnerships for the three months ended June 30, 2009. The disposition of Local Limited Partnerships will vary from period to period, depending on the Housing Complexes that have been identified for disposition and the closing dates of such transactions. The decrease in operating expenses was offset by a decrease of $(10,000) in reporting fees. Reporting fees fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009. The net decrease in cash during the three months ended June 30, 2010 was $(77,000) compared to a net increase in cash during the three months ended June 30, 2009 of $9,000. The change of $(86,000) is due primarily to the fact that during the three months ended June 30, 2010 the Partnership paid $(44,000) and $(49,000) to the General Partner or an affiliate for accrued asset management fees and reimbursement of operating expenses, respectively, compared to $(5,000) and $0 for the three months ended June 30, 2009. Each quarter, the Partnership evaluates its cash position and determines if payments are going to be made to the General Partner and/or affiliates.

During the three months ended June 30, 2010, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and/or its affiliates, decreased by $6,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2010, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2011.

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (the "FASB") issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted U.S. generally accepted accounting principles ("GAAP") for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership’s financial statements.

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

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-Q.

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

Item 4T. Controls and Procedures, continued

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.                      Other Information

Item 1.                      Legal Proceedings

                    NONE

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

                                   NONE

Item 3.                      Defaults Upon Senior Securities

                    NONE

Item 4.                      (Removed and Reserved)

                    NONE

Item 5.                      Other Information

                    NONE

Item 6.  Exhibits

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

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

By:  WNC Tax Credit Partners, L.P.                                                                General Partner

By: /s/  Wilfred N. Cooper, Jr.

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:  August 6, 2010

By:  /s/ Melanie R. Wenk

Melanie R, Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:  August 6, 2010