Form 10-Q
period 2010-09-30
WNC HOUSING TAX CREDIT FUND III L P
filed 2010-11-08
CIK 875278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ___No _X__

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended September 30, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of September 30, 2010 and March 31, 2010	3

Condensed Statements of Operations
For the Three and Six Months Ended September 30, 2010 and 2009	4

Condensed Statement of Partners' Deficit
For the Six Months Ended September 30, 2010	5

Condensed Statements of Cash Flows
For the Six Months Ended September 30, 2010 and 2009	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures about Market Risks	20

Item 4T. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	22

Item 4. (Removed and Reserved)	22

Item 5. Other Information	22

Item 6. Exhibits	22

Signatures	23

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2010	March 31, 2010

ASSETS

Cash	$19,393	$110,204
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	5,000	-

Total Assets	$24,393	$110,204

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$4,388,879	$4,405,978
Due to Local Limited Partnership	-	1,028
	4,388,879	4,407,006

Partners’ Deficit:
General Partner	(12,381)	(11,704)
Limited Partners (15,000 Partnership Units authorized;
15,000 Partnership Units issued and outstanding)	(4,352,105)	(4,285,098)

Total Partners’ Deficit	(4,364,486)	(4,296,802)

Total Liabilities and Partners’ Deficit	$24,393	$110,204

See accompanying notes condensed to financial statements

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2010 and 2009
(Unaudited)

	2010		2009
	Three Months	Six Months	Three Months	Six Months

Reporting fees	$3,120	$17,685	$11,043	$35,965

Total operating income	3,120	17,685	11,043	35,965

Operating expenses:
Asset management fees (Note 3)	69,355	140,959	74,099	148,198
Legal and accounting fees	44,026	47,736	49,477	49,767
Write off of advances to Local Limited Partnership (Note 4)	1,349	10,299	14,720	44,532
Other	288	1,797	4,428	6,266

Total operating expenses	115,018	200,791	142,724	248,763

Loss from operations	(111,898)	(183,106)	(131,681)	(212,798)

Gain on sale of Local Limited Partnerships (Note 2)	110,000	115,406	-	-

Interest income	3	16	1	4

Net loss	$(1,895)	$(67,684)	$(131,680)	$(212,794)

Net loss allocated to:
General Partner	$(19)	$(677)	$(1,317)	$(2,128)

Limited Partners	$(1,876)	$(67,007)	$(130,363)	$(210,666)

Net loss per Partnership Unit	$0	$(4)	$(9)	$(14)

Outstanding weighted Partnership Units	15,000	15,000	15,000	15,000

See accompanying notes condensed to financial statements

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Six Months Ended September 30, 2010
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2010	$(11,704)	$(4,285,098)	$(4,296,802)

Net loss	(677)	(67,007)	(67,684)

Partners’ deficit at September 30, 2010	$(12,381)	$(4,352,105)	$(4,364,486)

See accompanying notes condensed to financial statements

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009

Cash flows from operating activities:	$(67,684)	$(212,794)
Net loss
Adjustments to reconcile net loss to net
Cash used in operating activities:
Gain on sale of Local Limited Partnerships	(115,406)	-
Increase in other assets	(5,000)	-
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	(17,099)	212,702
Decrease in due to Local Limited Partnerships	(1,028)	-

Net cash used in operating activities	(206,217)	(92)

Cash flows from investing activities:
Proceeds from sale of Local Limited Partnerships	115,406	-
Advances made to Local Limited Partnerships	(10,299)	(44,532)
Write off of advances made to Local Limited Partnerships	10,299	44,532

Nat cash provided by investing activities	115,406	-

Net decrease in cash	(90,811)	(92)

Cash, beginning of period	110,204	16,761

Cash, end of period	$19,393	$16,669

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes Paid	$-	$-

See accompanying notes condensed to financial statements

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2010.

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

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
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

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
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

All of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated any Low Income Housing Tax Credits from the Local Limited Partnerships in the future.  Until the Local Limited Partnerships have completed the 15 year Low Income Housing Tax Credit compliance period (“Compliance Period”), risks exist for potential recapture of prior Low Income Housing Tax Credits received.

No trading market for the Partnership Units exists or is expected to develop. Limited Partners may be unable to sell their Partnership Units except at a discount and should consider their Partnership Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2011.

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

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2010. As of September 30, 2010, one Local Limited Partnership, Whitted Forest, L.P. (“Whitted Forest”), has been identified for disposition. For a full explanation of the consideration of Whitted Forest, L.P. for disposition, see Note 2.  As of September 30, 2010, some of the Housing Complexes had completed their Compliance Period.

Upon management of the Partnership identifying a Local Limited Partnership for disposition, costs incurred by the Partnership in preparation for the disposition are deferred. Upon the sale of the Local Limited Partnership interest, the Partnership nets the costs that had been deferred against the proceeds from the sale in determining the gain or loss on sale of the Local Limited Partnership. Deferred disposition costs are included in other assets on the condensed balance sheets.

During the quarter ended June 30, 2010, the Partnership sold its limited partner interest in Heritage Colonial Homes, L.P. (“Heritage”). Heritage was appraised with a value of $320,000 and as of December 31, 2009, the outstanding mortgage debt was approximately $499,000. The Local Limited Partnership interest was sold on May 13, 2010 to the Local General Partner. The Compliance Period has been completed, therefore there will be no recapture of Low Income Housing Tax Credits. The outstanding debt was greater than the appraised value but the Partnership did receive $10,000 for its Local Limited Partnership interest. Additionally, the Partnership had incurred $4,594 in expenses related to the disposition which are netted against the proceeds from the sale in calculating the gain on sale of the Local Limited Partnership interest. The net proceeds will remain in the Partnership’s reserves and at a future date will be used to reimburse the General Partner or an affiliate for operating expenses it paid on behalf of the Partnership. As the investment balance was zero at the time of sale, the Partnership recorded a $5,406 gain on the sale of the Local Limited Partnership interest related to Heritage during the six months ended September 30, 2010.

On August 26, 2010, the Partnership sold its limited partner interest in Meadow Run Associates Limited Partnership (“Meadow Run”) to the Local General Partner.  Meadow Run was appraised at $1,090,000 and had a mortgage note balance of $1,441,130 as of March 31, 2010.  The Partnership’s limited partner interest was sold for $30,000.  The Partnership used the cash proceeds to pay $10,063 in accrued asset management fees and $19,937 in accrued fees and expenses due to General Partner and affiliates.  The Partnership’s investment balance in this Local Limited Partnership was zero at September 30, 2010, therefore a gain of $30,000 was recorded during the three months ended September 30, 2010.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture.

On August 26, 2010, the Partnership sold its limited partner interest in Windermere Associates Limited Partnership (“Windermere”) to the Local General Partner.  Windermere was appraised at $1,120,000 and had a mortgage note balance of $1,433,759 as of March 31, 2010.  The Partnership’s limited partner interest was sold for $30,000.  The Partnership used the cash proceeds to pay $10,063 in accrued asset management fees and $19,937 in accrued fees and expenses due to General Partner and affiliates.  The Partnership’s investment balance was zero at September 30, 2010, therefore a gain of $30,000 was recorded during the three months ended September 30, 2010.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture.

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

On September 13, 2010, the Partnership sold its limited partner interest in Candleridge Apartments of Bondurant L.P. (“Candleridge-Bondurant”) to the Local General Partner.  Candleridge-Bondurant was appraised at $413,000 and had a mortgage note balance of $550,140 at March 31, 2010.  The Partnership’s limited partner interest was sold for $25,000.  The Partnership used the cash proceeds to pay $21,000 of accrued fees and expenses due to General Partner and affiliates and is retaining the remaining $4,000 in reserves for future operating expenses of the Partnership.  The Partnership’s investment balance was zero at September 30, 2010, therefore a gain of $25,000 was recorded during the three months ended September 30, 2010.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture.

On September 13, 2010, the Partnership sold its limited partner interest in Candleridge Apartments of Waukee L.P. (“Candleridge-Waukee”) to the Local General Partner.  Candleridge-Waukee was appraised at $589,000 and had a mortgage note balance of $606,189 at March 31, 2010.  The Partnership’s limited partner interest was sold for $25,000.  The Partnership used the cash proceeds to pay $21,000 of accrued fees and expenses due to General Partner and affiliates and is retaining the remaining $4,000 in reserves for future operating expenses.  The Partnership’s investment balance was zero at September 30, 2010, therefore a gain of $25,000 was recorded during the three months ended September 30, 2010.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture.

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership.   If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership.  The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and were being amortized over 27.5 years (see Note 2).

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2010 and 2009 are recorded by the Partnership. Management’s estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired. If the Local Limited Partnerships reports net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of September 30, 2010, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of September 30, 2010 and March 31, 2010, the Partnership had no cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2010 and March 31, 2010, the Partnership owns Local Limited Partnership interests in 41 and 46 Local Limited Partnerships, respectively. Each of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 1,475 and 1,622 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the six months ended September 30, 2010 and 2009 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2010	2009

Revenues	$3,677,000	$4,145,000

Expenses
Interest expense	495,000	655,000
Depreciation and amortization	812,000	948,000
Operating expenses	2,868,000	3,108,000
Total expenses	4,175,000	4,711,000

Net loss	$(498,000)	$(566,000)
Net loss allocable to the Partnership	$(492,000)	$(560,000)
Net loss recorded by the Partnership	$-	$-

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership may be required to sustain operations of such Local Limited Partnerships.

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Troubled Housing Complexes

One Local Limited Partnership, Whitted Forest, has been experiencing operational issues.  Whitted Forest has consistently had occupancy below acceptable levels, negative cash flow and a low debt coverage ratio. In 2005, the Partnership received its final allocation of Low Income Housing Tax Credits from this Housing Complex.  The Compliance Period expired on December 31, 2009, therefore there is no risk of recapture.

Whitted Forest has been unable to make its mortgage payments since September 2009.  The Partnership has been working with the lender, SunTrust, for several months to reach an agreement for a forbearance plan that would provide debt relief until a qualified buyer is found.  In April 2010, Whitted Forest entered into a temporary forbearance agreement with SunTrust.  The forbearance was for 60 days, which was to expire on June 24, 2010.  On June 23, 2010, the Partnership received a 30-day extension of the forbearance agreement.  There have not been any additional formal extensions granted.  The communications between the Partnership and SunTrust are ongoing and the two parties are continuing to work together to agree on a future plan for Whitted Forest.  Although, the Partnership had an appraisal prepared for Whitted Forest, SunTrust is currently getting an appraisal done on the property.  SunTrust is considering one of two options: sell the property through a sealed bid process or Suntrust will buy it at a discounted price.  The appraisal needs to be completed before SunTrust will make a decision on how they would like to proceed.  Whitted Forest has an extended use compliance agreement that expires on December 31, 2014.  It is an agreement with the state allocating agency.  If Whitted Forest fell out of compliance before the agreement expires there would not be any risk of recapture but the Housing Complex would not be in good standing with the state agency.

The Housing Complex will continue to be monitored until it is sold or the operational issues are resolved.

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Fees of $140,959 and $148,198 were incurred during the six months ended September 30, 2010 and 2009, respectively.  The Partnership paid the General Partner and or its affiliates $64,126 and $5,000 of those fees during the six months ended September 30, 2010 and 2009, respectively.

(b)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $154,060 and $5,000 during the six months ended September 30, 2010 and 2009, respectively.

(c)
A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold.  Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2002 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.  No such fee was incurred during the six months ended September 30, 2010 or September 30, 2009.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2010	March 31, 2010

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$-	$93,061
Asset management fee payable	4,388,879	4,312,917

Total	$4,388,879	$4,405,978

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 4 – ADVANCES TO LOCAL LIMITED PARTNERSHIPS

During the six months ended September 30, 2010 and 2009, the Partnership voluntarily advanced $10,299 and $44,532, respectively, to one Local Limited Partnership in which the Partnership is a limited partner as a result of the Local Limited Partnership experiencing operational issues. As of September 30, 2010 and March 31, 2010, total advances made to this Local Limited Partnership were $198,987 and $188,688, respectively, all of which has been reserved.  The Partnership determined the recoverability of these advances to be improbable and, accordingly, a reserve was recorded.

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2010 and 2009, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2010 consisted of $19,000 in cash and $5,000 of other assets.  Liabilities at September 30, 2010 consisted of $4,389,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009.   The Partnership’s net loss for the three months ended September 30, 2010 was $(2,000), reflecting a decrease of approximately $130,000 from the $(132,000) net loss experienced during the three months ended September 30, 2009. The decrease in net loss is largely due to the $110,000 gain on sale of Local Limited Partnerships during the three months ended September 30, 2010, compared to no gain on sale of Local Limited Partnerships during the three months ended September 30, 2009. The Partnership is in the disposition phase but the number of dispositions will vary from year to year depending on the economic conditions.  The gain recorded by the Partnership can vary depending on the sales prices of the Housing Complexes that are being sold. There was also a decrease of $13,000 in write off of advances to Local Limited Partnership. During the three months ended September 30, 2010, there were advances of $(1,000) made to one Local Limited Partnership which were fully reserved as of September 30, 2010, compared to $(15,000) of advances made and reserved during the three months ended September 30, 2009.  The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships.  There was also a $5,000 decrease in legal and accounting fees due to the timing of the accounting work performed for the Partnership.  The asset management fees decreased by $5,000.  The fees are calculated based on the invested assets of the Partnership, which decreased due to the sales of Local Limited Partnerships.  Total operating income decreased by $(8,000).  Reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Six Months Ended September 30, 2010 Compared to the Six Months Ended September 30, 2009.   The Partnership’s net loss for the six months ended September 30, 2010 was $(68,000), reflecting a decrease of approximately $145,000 from the $(213,000) net loss experienced during the six months ended September 30, 2009. The decrease in net loss is largely due to the $115,000 gain on sale of a Local Limited Partnerships during the six months ended September 30, 2010, compared to no gain on sale of Local Limited Partnerships during the six months ended September 30, 2009. The Partnership is in the disposition phase but the number of dispositions will vary from year to year depending on the economic conditions.  The gain recorded by the Partnership can vary depending on the sales prices of the Housing Complexes that are being sold. The decrease in net loss was also attributable to a decrease of $34,000 in write off of advances to Local Limited Partnership. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships.  Additionally, asset management fees decreased by $7,000.  The fees are calculated based on the invested assets of the Partnership, which decreased due to the sales of Local Limited Partnerships.  There was also a $2,000 decrease in legal and accounting fees due to the timing of the accounting work performed for the Partnership.  Total operating income decreaesd by $(18,000) for the six months ended September 30, 2010.  The reporting fees fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.

Liquidity and Capital Resources

Six Months Ended September 30, 2010 Compared to Six Months Ended September 30, 2009.  The net decrease in cash during the six months ended September 30, 2010 was $(91,000) compared to a no change in cash during the six months ended September 30, 2009.    The change is largely due to an increase of $208,000 in the payment of the reimbursements for the accrued fees and expenses due to the General Partner and affiliates. During the six months ended September 30, 2010 the Partnership paid the General Partner or an affiliate $(218,000) of accrued asset management fees and reimbursements for operating expenses compared to $(10,000) paid during the six months ended September 30, 2009. The Partnership received $18,000 less for reporting fees during the six months ended September 30, 2010 as compared to the six months ended September 30, 2009. During the six months ended September 30, 2010, the Partnership made advances of $(10,000) to a Local Limited Partnership that was experiencing operational issues compared to $(45,000) advanced during the six months ended September 30, 2009.

During the six months ended September 30, 2010, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and affiliates, decreased by $17,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2010, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2011.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3	Defaults Upon Senior Securities

NONE

Item 4.	(Removed and Reserved)

Item 5	Other Information

NONE

Item 6.  Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

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

Date: November 05, 2010

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 05, 2010