Form 10-Q
period 2010-12-31
WNC HOUSING TAX CREDIT FUND III L P
filed 2011-02-14
CIK 875278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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
Yes ___No _X__

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended December 31, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of December 31, 2010 and March 31, 2010	3

Condensed Statements of Operations
For the Three and Nine Months Ended December 31, 2010 and 2009	4

Condensed Statement of Partners' Deficit
For the Nine Months Ended December 31, 2010	5

Condensed Statements of Cash Flows
For the Nine Months Ended December 31, 2010 and 2009	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risks	19

Item 4T. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. (Removed and Reserved)	21

Item 5. Other Information	21

Item 6. Exhibits	21

Signatures	22

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	December 31, 2010	March 31, 2010

ASSETS

Cash	$50,682	$110,204
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	65,878	-

Total Assets	$116,560	$110,204

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$4,559,068	$4,405,978
Due to Local Limited Partnership	-	1,028
	4,559,068	4,407,006

Partners’ Deficit:
General Partner	(13,161)	(11,704)
Limited Partners (15,000 Partnership Units authorized;
15,000 Partnership Units issued and outstanding)	(4,429,347)	(4,285,098)

Total Partners’ Deficit	(4,442,508)	(4,296,802)

Total Liabilities and Partners’ Deficit	$116,560	$110,204

See accompanying notes condensed to financial statements

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2010 and 2009
(Unaudited)

	2010		2009
	Three Months	Nine Months	Three Months	Nine Months

Reporting fees	$1,288	$18,973	$-	$35,965

Total operating income	1,288	18,973	-	35,965

Operating expenses:
Asset management fees (Note 3)	65,112	206,071	74,099	222,297
Legal and accounting fees	36,775	84,511	13,135	62,902
Write off of advances to Local Limited Partnership (Note 4)	-	10,299	5,200	49,732
Appraisal expense	-	-	-	2,000
Other	3,924	5,721	453	4,719

Total operating expenses	105,811	306,602	92,887	341,650

Loss from operations	(104,523)	(287,629)	(92,887)	(305,685)

Gain on sale of Local Limited Partnerships (Note 2)	26,500	141,906	-	-

Interest income	1	17	1	5

Net loss	$(78,022)	$(145,706)	$(92,886)	$(305,680)

Net loss allocated to:
General Partner	$(780)	$(1,457)	$(929)	$(3,057)

Limited Partners	$(77,242)	$(144,249)	$(91,957)	$(302,623)

Net loss per Partnership Unit	$(5)	$(10)	$(6)	$(20)

Outstanding weighted Partnership Units	15,000	15,000	15,000	15,000

See accompanying notes condensed to financial statements

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Nine Months Ended December 31, 2010
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2010	$(11,704)	$(4,285,098)	$(4,296,802)

Net loss	(1,457)	(144,249)	(145,706)

Partners’ deficit at December 31, 2010	$(13,161)	$(4,429,347)	$(4,442,508)

See accompanying notes condensed to financial statements

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2010 and 2009
(Unaudited)

	2010	2009

Cash flows from operating activities:
Net loss	$(145,706)	$(305,680)
Adjustments to reconcile net loss to net
Cash used in operating activities:
Gain on sale of Local Limited Partnerships	(141,906)	-
Increase in other assets	(69,378)	(3,750)
Increase in accrued fees and expenses due to
General Partner and affiliates	153,090	304,183
Decrease in due to Local Limited Partnerships	(1,028)	-

Net cash used in operating activities	(204,928)	(1,497)

Cash flows from investing activities:
Proceeds from sale of Local Limited Partnerships	145,406	-
Advances made to Local Limited Partnerships	(10,299)	(49,732)
Write off of advances made to Local Limited Partnerships	10,299	49,732

Nat cash provided by (used in) investing activities	145,406	(3,750)

Net decrease in cash	(59,522)	(5,247)

Cash, beginning of period	110,204	16,761

Cash, end of period	$50,682	$11,514

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes Paid	$-	$-

See accompanying notes condensed to financial statements

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2010.

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

For the Quarterly Period Ended December 31, 2010
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

For the Quarterly Period Ended December 31, 2010
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

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2012.

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

For the Quarterly Period Ended December 31, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2010. As of December 31, 2010, one Local Limited Partnership, Whitted Forest, L.P. (“Whitted Forest”), has been identified for disposition. For a full explanation of the consideration of Whitted Forest, L.P. for disposition, see Note 2.  As of December 31, 2010, some of the Housing Complexes had completed their Compliance Period.

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

On May 11, 2010, the Partnership sold its limited partner interest in Heritage Colonial Homes, L.P. (“Heritage”). Heritage was appraised with a value of $320,000 and as of December 31, 2009, the outstanding mortgage debt was approximately $499,000. The Local Limited Partnership interest was sold on May 13, 2010 to the Local General Partner. The Compliance Period has been completed, therefore there will be no recapture of Low Income Housing Tax Credits. The outstanding debt was greater than the appraised value but the Partnership did receive $10,000 for its Local Limited Partnership interest. Additionally, the Partnership had incurred $4,594 in expenses related to the disposition which are netted against the proceeds from the sale in calculating the gain on sale of the Local Limited Partnership interest. The net proceeds will remain in the Partnership’s reserves and at a future date will be used to reimburse the General Partner or an affiliate for operating expenses it paid on behalf of the Partnership. As the investment balance was zero at the time of sale, the Partnership recorded a $5,406 gain on the sale of the Local Limited Partnership interest related to Heritage during the nine months ended December 31, 2010.  The Compliance period has expired so there is no risk of tax credit recapture.

On August 26, 2010, the Partnership sold its limited partner interest in Meadow Run Associates Limited Partnership (“Meadow Run”) to the Local General Partner.  Meadow Run was appraised at $1,090,000 and had a mortgage note balance of $1,441,130 as of March 31, 2010.  The Partnership’s limited partner interest was sold for $30,000.  The Partnership used the cash proceeds to pay $10,063 in accrued asset management fees and $19,937 in accrued fees and expenses due to General Partner and affiliates.  The Partnership’s investment balance in this Local Limited Partnership was zero at the time of the sale, therefore a gain of $30,000 was recorded. No cash distribution was made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture.

On August 26, 2010, the Partnership sold its limited partner interest in Windermere Associates Limited Partnership (“Windermere”) to the Local General Partner.  Windermere was appraised at $1,120,000 and had a mortgage note balance of $1,433,759 as of March 31, 2010.  The Partnership’s limited partner interest was sold for $30,000.  The Partnership used the cash proceeds to pay $10,063 in accrued asset management fees and $19,937 in accrued fees and expenses due to General Partner and affiliates.  The Partnership’s investment balance was zero at the time of the sale, therefore a gain of $30,000 was recorded.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture.

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

On September 13, 2010, the Partnership sold its limited partner interest in Candleridge Apartments of Bondurant L.P. (“Candleridge-Bondurant”) to the Local General Partner.  Candleridge-Bondurant was appraised at $413,000 and had a mortgage note balance of $550,140 at March 31, 2010.  The Partnership’s limited partner interest was sold for $25,000.  The Partnership used the cash proceeds to pay $21,000 of accrued fees and expenses due to General Partner and affiliates and is retaining the remaining $4,000 in reserves for future operating expenses of the Partnership.  The Partnership’s investment balance was zero at the time of the sale, therefore a gain of $25,000 was recorded. No cash distribution was made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture.

On September 13, 2010, the Partnership sold its limited partner interest in Candleridge Apartments of Waukee L.P. (“Candleridge-Waukee”) to the Local General Partner.  Candleridge-Waukee was appraised at $589,000 and had a mortgage note balance of $606,189 at March 31, 2010.  The Partnership’s limited partner interest was sold for $25,000.  The Partnership used the cash proceeds to pay $21,000 of accrued fees and expenses due to General Partner and affiliates and is retaining the remaining $4,000 in reserves for future operating expenses.  The Partnership’s investment balance was zero at the time of the sale, therefore a gain of $25,000 was recorded.  No cash distribution was made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture.

On December 31, 2010, the Partnership sold its limited partner interest in Logan Park Associates (“Logan Park”) to the Local General Partner.  Logan Park was appraised at $810,000 and had a mortgage note balance of $2,182,348 at December 31, 2009.  The Partnership’s limited partner interest was sold for $30,000.  The Partnership will use the cash proceeds to pay $20,000 of accrued fees and expenses due to General Partner and affiliates and is retaining the remaining $10,000 in reserves for future operating expenses.  The Partnership’s investment balance was zero at the time of the sale. The purchase price of $30,000 was partially offset by a $3,500 appraisal that was performed prior to the sale resulting in a $26,500 gain being recorded during the three months ended December 31, 2010. No cash distribution was made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture.

On November 17, 2010, the Partnership filed preliminary consent solicitation materials with the Securities and Exchange Commission (“SEC”) regarding the adoption of a plan of liquidation.  Definitive materials were filed with the SEC on December 2, 2010.  Materials were disseminated to the Limited Partners on December 2, 2010.  The Partnership is seeking approval to have a formal plan of liquidation of selling its limited partnership interests or selling the underlying Housing Complexes of each of the Local Limited Partnerships. On December 20, 2010, the Partnership sent a letter to the Limited Partners reminding them that a proxy was mailed to them and a vote was requested. On January 19, 2011 the Partnership received the majority vote in favor of the plan for dissolution.

The Partnership has received the majority vote in favor of the plan of liquidation of the Partnership.  Therefore, the Partnership is engaging third party appraisers to appraise several or all of the Local Limited Partnerships in this Partnership.  The appraisal is one of the preliminary steps that need to be completed in order to move forward with the approved liquidation plan.  The expense incurred for the appraisals, or any other disposition related expenses the Partnership incurs, are being capitalized and will remain on the balance sheet until the respective Local Limited Partnership is sold.  At the time of disposition the capitalized costs will be netted with any cash proceeds that are received in order to calculate the gain or loss on the disposition.

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2010
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

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2010 and 2009 are recorded by the Partnership. Management’s estimate for the nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reports net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations.   However, management does not consolidate the Partnership's interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities. The Partnership currently records the amount of its investment in these Local Limited Partnerships which are considered VIEs as assets on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership's balance in investment in Local Limited Partnerships represents its maximum exposure to loss. The Partnership's exposure to loss in these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership.

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of December 31, 2010, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of December 31, 2010 and March 31, 2010, the Partnership had no cash equivalents.

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

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2010
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2010 and March 31, 2010, the Partnership owns Local Limited Partnership interests in 40 and 46 Local Limited Partnerships, respectively. Each of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 1,425 and 1,622 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the nine months ended December 31, 2010 and 2009 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2010	2009

Revenues	$5,267,000	$6,218,000

Expenses
Interest expense	709,000	982,000
Depreciation and amortization	1,167,000	1,422,000
Operating expenses	4,096,000	4,662,000
Total expenses	5,972,000	7,066,000

Net loss	$(705,000)	$(848,000)
Net loss allocable to the Partnership	$(697,000)	$(840,000)
Net loss recorded by the Partnership	$-	$-

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

For the Quarterly Period Ended December 31, 2010
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

Whitted Forest has been unable to make its mortgage payments since September 2009.  The Partnership has been working with the lender, SunTrust, for the last year regarding long term operational and financial solutions to the current occupancy concerns brought on by the economic downturn in the community.  The Partnership and SunTrust have reached an agreement whereby SunTrust will buy the apartment community from the Partnership. The Partnership is working to obtain the consent of the second mortgage holder, County of Orange Department of Housing and Community Development.  Whitted Forest has an extended use compliance agreement that expires on December 31, 2014.  It is an agreement with the state allocating agency.  If Whitted Forest fell out of compliance before the extended use agreement expires there would not be a risk of recapture because the apartment community is beyond the 15-year tax credit compliance period; however, the apartment community would not be in good standing with the state agency.

The Housing Complex will continue to be monitored until it is sold or the operational issues are resolved.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Fees of $206,071 and $222,297 were incurred during the nine months ended December 31, 2010 and 2009, respectively.  The Partnership paid the General Partner and or its affiliates $64,126 and $5,000 of those fees during the nine months ended December 31, 2010 and 2009, respectively.

(b)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $154,060 and $5,000 during the nine months ended December 31, 2010 and 2009, respectively.

(c)
A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold.  Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2002 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.  No such fee was incurred for all periods presented.

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2010
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	December 31, 2010	March 31, 2010

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$104,206	$93,061
Asset management fee payable	4,454,862	4,312,917

Total	$4,459,068	$4,405,978

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – ADVANCES TO LOCAL LIMITED PARTNERSHIPS

During the nine months ended December 31, 2010 and 2009, the Partnership voluntarily advanced $10,299 and $49,732, respectively, to one Local Limited Partnership in which the Partnership is a limited partner as a result of the Local Limited Partnership experiencing operational issues. As of December 31, 2010 and March 31, 2010, total advances made to this Local Limited Partnership were $198,987 and $188,688, respectively, all of which has been reserved.  The Partnership determined the recoverability of these advances to be improbable and, accordingly, a reserve was recorded.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2010 and 2009, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2010 consisted of $51,000 in cash and $66,000 of other assets.  Liabilities at December 31, 2010 consisted of $4,559,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2010 Compared to the Three Months Ended December 31, 2009.   The Partnership’s net loss for the three months ended December 31, 2010 was $(78,000), reflecting a decrease of approximately $15,000 from the $(93,000) net loss experienced during the three months ended December 31, 2009. The decrease in net loss is largely due to the $27,000 gain on sale of Local Limited Partnerships during the three months ended December 31, 2010, compared to no gain on sale of Local Limited Partnerships during the three months ended December 31, 2009. The Partnership is in the disposition phase but the number of dispositions will vary from period to period depending on the economic conditions and the marketability of the Local Limited Partnerships.  The gain recorded by the Partnership can vary depending on the sales prices of the Housing Complexes that are being sold. There was also a decrease of $5,000 in write off of advances to Local Limited Partnership.  The advances to troubled Local Limited Partnerships will vary depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships.  That decrease was offset by a $(24,000) increase in legal and accounting fees due to the timing of the accounting work performed for the Partnership.  The asset management fees decreased by $9,000. The fees are calculated based on the invested assets of the Partnership, which decreased due to the sales of Local Limited Partnerships.  The reporting fees increased by $1,000.  Reporting fees can fluctuate from period to period due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Nine Months Ended December 31, 2010 Compared to the Nine Months Ended December 31, 2009.   The Partnership’s net loss for the nine months ended December 31, 2010 was $(146,000), reflecting a decrease of approximately $160,000 from the $(306,000) net loss experienced during the nine months ended December 31, 2009. The decrease in net loss is largely due to the $142,000 gain on sale of Local Limited Partnerships during the nine months ended December 31, 2010 compared to no gain on sale of Local Limited Partnerships during the nine months ended December 31, 2009. The Partnership is in the disposition phase but the number of dispositions will vary from year to year depending on the economic conditions and the marketability of the Local Limited Partnerships.  The gain recorded by the Partnership can vary depending on the sales prices of the Housing Complexes that are being sold. The advances made to the troubled Local Limited Partnerships decreased by $39,000. Advances can vary from period to period depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships.  Additionally, asset management fees decreased by $16,000. The fees are calculated based on the invested assets of the Partnership, which decreased due to the multiple sales of Local Limited Partnerships.  There was also a $(22,000) increase in legal and accounting fees due to the timing of the accounting work performed for the Partnership.  The reporting fees decreased by $(17,000) for the nine months ended December 31, 2010.  The reporting fees fluctuate from period to period due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.

Liquidity and Capital Resources

Nine Months Ended December 31, 2010 Compared to Nine Months Ended December 31, 2009.  The net decrease in cash during the nine months ended December 31, 2010 was $(60,000) compared to $(5,000) during the nine months ended December 31, 2009.  During the nine months ended December 31, 2010 the Partnership received $145,000 in cash proceeds as a result of the disposition of six Local Limited Partnerships.  That large increase in cash received was offset by the Partnership paying the General Partner or an affiliate $(154,000) for reimbursement of operating expenses that were paid by the General Partner on the Partnerships behalf compared to only $(5,000) paid during the nine months ended December 31, 2009.  In addition to those reimbursements the Partnership paid $(64,000) in accrued asset management fees for the nine months ended December 31, 2010 compared to $(5,000) for the nine months ended December 31, 2009.  The Partnership received $(17,000) less for reporting fees during the nine months ended December 31, 2010 as compared to the nine months ended December 31, 2009 as discussed above.  During the nine months ended December 31, 2010 the Partnership advanced $(10,000) to troubled Local Limited Partnerships compared to $(50,000) for the nine months ended December 31, 2009.

During the nine months ended December 31, 2010, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and affiliates, increased by $153,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2010, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2012.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Date: February 14, 2011

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 14, 2011