Form 10-K
period 2011-03-31
WNC HOUSING TAX CREDIT FUND III L P
filed 2011-06-28
CIK 875278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended March 31, 2011

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 0-21494

WNC HOUSING TAX CREDIT FUND III, L.P.
(Exact name of registrant as specified in its charter)

California	33-0433017
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17782 Sky Park Circle	92614-6404
Irvine, CA	(Zip Code)
(Address of principal executive offices)

(714) 662-5565
(Telephone number)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to section 12(g) of the Act:

UNITS OF LIMITED PARTNERSHIP INTEREST
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes_____  No      X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes_____  No       X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      X       No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes_____  No      X

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

Large accelerated filer____	Accelerated filer____	Non-accelerated filer X	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes_____ No      X

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

Pursuant to a registration statement filed with the Securities and Exchange Commission (“SEC”), on April 27, 1990, the Partnership commenced a public offering of 15,000 units of limited partnership interest ("Partnership Units") at a price of $1,000 per Partnership Unit.  As of the close of the public offering on September 30, 1993, a total of 15,000 Partnership Units representing $15,000,000 had been sold.  Holders of Partnership Units are referred to herein as “Limited Partners.”

The Partnership shall continue in full force and effect until December 31, 2050 unless terminated prior to that date pursuant to the Partnership Agreement (as defined below) or law.

Description of Business

The Partnership's principal business objective was to provide its Limited Partners with Low Income Housing Tax Credits.  The Partnership's principal business therefore consisted of investing as a limited partner or non-managing member in Local Limited Partnerships each of which owned and operated a Housing Complex which will qualified for the Low Income Housing Tax Credits.  In general, under Section 42 of the Internal Revenue Code, an owner of low income housing can receive the Low Income Housing Tax Credits to be used to reduce Federal taxes otherwise due in each year of a ten-year credit period. Each Housing Complex is subject to a 15 year compliance period (the “Compliance Period”), and under state law may have to be maintained as low income housing for 30 or more years.

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

The Partnership originally invested in forty-eight Local Limited Partnerships, eight of which have been sold or otherwise disposed of as of March 31, 2011.  Each of these Local Limited Partnerships owns or owned one Housing Complex that was eligible for the Low Income Housing Tax Credit, except for one Local Limited Partnership which owns three such Housing Complexes.  Certain Local Limited Partnerships may also benefit or have benefited from additional government programs promoting low- or moderate-income housing.

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits.  The initial programs have completed their Compliance Periods.

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits.  All of the Local Limited Partnerships have completed their 15-year Compliance Period.

With that in mind, the General Partner is continuing its review of the Housing Complexes.  The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2011.

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

As of March 31, 2010, the Partnership had sold its Local Limited Partnership Interest in Carlinville Associate I, L.P and Lake Ridge Apartments, L.P. The Local Limited Partnerships had completed their Compliance Period.

On April 30, 2010, the Partnership sold its Local Limited Partnership Interest in Heritage Colonial Homes, L.P. (“Heritage”). Heritage was appraised with a value of $320,000 and as of December 31, 2009, the outstanding mortgage debt was approximately $499,000. The Local Limited Partnership Interest was sold on April 30, 2010 to the Local General Partner. The outstanding debt was greater than the appraised value but the Partnership received $10,000 for its Local Limited Partnership Interest. Additionally, the Partnership incurred $4,594 in expenses related to the disposition which were netted against the proceeds from the sale in calculating the gain on the sale. The net proceeds will remain in the Partnership’s reserves and at a future date will be used to reimburse the General Partner or an affiliate for operating expenses it paid on behalf of the Partnership. As the investment balance was zero at the time of sale, the Partnership recorded a $5,406 gain on the sale of the Local Limited Partnership Interest during the year ended March 31, 2011.  No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

On August 26, 2010, the Partnership sold Local Limited Partnership Interest in Meadow Run Associates Limited Partnership (“Meadow Run”) to the Local General Partner.  Meadow Run was appraised for $1,090,000 and had a mortgage note balance of $1,441,130 as of December 31, 2009.  The Partnership’s Local Limited Partnership Interest was sold for $30,000.  The Partnership used the cash proceeds to pay $10,063 of accrued asset management fees and $19,937 of accrued fees and expenses due to General Partner and affiliates.  The Partnership’s investment balance in this Local Limited Partnership was zero at the time of the sale, therefore a gain of $30,000 was recorded for the year ended March 31, 2011. No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

On August 26, 2010, the Partnership sold its Local Limited Partnership Interest in Windermere Associates Limited Partnership (“Windermere”) to the Local General Partner.  Windermere was appraised for $1,120,000 and had a mortgage note balance of $1,433,759 as of December 31, 2010.  The Partnership’s Local Limited Partnership Interest was sold for $30,000.  The Partnership used the cash proceeds to pay $10,063 of accrued asset management fees and $19,937 of accrued fees and expenses due to General Partner and affiliates.  The Partnership’s investment balance was zero at the time of the sale, therefore a gain of $30,000 was recorded for the year ended March 31, 2011.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

On September 13, 2010, the Partnership sold its Local Limited Partnership Interest in Candleridge Apartments of Bondurant L.P. (“Candleridge-Bondurant”) to the Local General Partner.  Candleridge-Bondurant was appraised for $413,000 and had a mortgage note balance of $550,140 at December 31, 2009.  The Partnership’s Local Limited Partnership Interest was sold for $25,000.  The Partnership used the cash proceeds to pay $21,000 of accrued fees and expenses due to General Partner and affiliates and is retaining the remaining $4,000 in reserves for future operating expenses of the Partnership.  The Partnership’s investment balance was zero at the time of the sale, therefore a gain of $25,000 was recorded for the year ended March 31, 2011. No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

On September 13, 2010, the Partnership sold its Local Limited Partnership Interest in Candleridge Apartments of Waukee L.P. (“Candleridge-Waukee”) to the Local General Partner.  Candleridge-Waukee was appraised for $589,000 and had a mortgage note balance of $606,189 at December 31, 2009.  The Partnership’s Local Limited Partnership Interest was sold for $25,000.  The Partnership used the cash proceeds to pay $21,000 of accrued fees and expenses due to General Partner and affiliates and is retaining the remaining $4,000 in reserves for future operating expenses.  The Partnership’s investment balance was zero at the time of the sale, therefore a gain of $25,000 was recorded for the year ended March 31, 2011.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

On December 31, 2010, the Partnership sold its Local Limited Partnership Interest in Logan Park Associates Limited Partnership (“Logan Park”) to the Local General Partner.  Logan Park was appraised for $810,000 and had a mortgage note balance of $2,182,348 at December 31, 2009.  The Partnership’s Local Limited Partnership Interest was sold for $30,000.  The Partnership used the cash proceeds to pay $20,000 of accrued fees and expenses due to General Partner and affiliates and is retaining the remaining $10,000 in reserves for future operating expenses.  The Partnership’s investment balance was zero at the time of the sale. The purchase price of $30,000 was partially offset by a $3,500 appraisal that was performed prior to the sale and $700 of legal fees related to the sale resulting in a $25,800 gain being recorded during the year ended March 31, 2011. No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

On November 18, 2010, the Partnership filed preliminary consent solicitation materials with the SEC regarding the adoption of a plan of liquidation.  Definitive materials were filed with the SEC on December 2, 2010.  Materials were disseminated to the Limited Partners on December 2, 2010.  The Partnership sought approval to have a formal plan of liquidation of selling its limited partnership interests or selling the underlying Housing Complexes of each of the Local Limited Partnerships. On December 20, 2010, the Partnership sent a letter to the Limited Partners reminding them that a proxy was mailed to them and a vote was requested. On January 19, 2011, the Partnership received the majority vote in favor of the plan for dissolution.

The Partnership is engaging third party appraisers to appraise several of the Local Limited Partnerships in this Partnership.  The appraisal is one of the preliminary steps that need to be completed in order to move forward with the approved liquidation plan. Expenses incurred for the appraisals, or any other disposition related expenses the Partnership incurs, are being capitalized and will remain on the balance sheet until the respective Local Limited Partnership is sold.  At the time of disposition the capitalized costs will be netted with any sale proceeds that are received in order to calculate the net gain or loss on the disposition.

As of March 31, 2011, the seven following Local Limited Partnerships were identified for disposition and all six Local Limited Partnership Interests were sold on May 1, 2011.

The Partnership sold its Local Limited Partnership Interest in Cherokee Housing, Ltd. (“Cherokee”) to the Local General Partner for $17,673.  Cherokee was appraised for $335,000 and had a mortgage note balance of $589,099 at December 31, 2010.  The Partnership will use the cash proceeds to pay $14,672 of accrued fees and expenses due to General Partner and affiliates and is going to retain the remaining $3,001 in reserves for future operating expenses of the Partnership.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $3,063, legal expenses of $288 and has agreed to pay the cost of the Local Limited Partnership’s final tax return which will cost $2,000.   Therefore, a gain of $12,322 will be recorded during the three months ending June 30, 2011. No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

The Partnership also sold its Local Limited Partnership Interest in Coffeeville Housing, Ltd. (“Coffeeville”) to the Local General Partner for $15,311.  Coffeeville was appraised for $280,000 and had a mortgage note balance of $510,375 at December 31, 2010.  The Partnership will use the cash proceeds to pay $12,711 of accrued fees and expenses due to General Partner and affiliates and is going to retain the remaining $2,600 in reserves for future operating expenses of the Partnership.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $3,063, legal expenses of $288 and has agreed to pay the cost of the Local Limited Partnership’s final tax return which will cost $2,000.  Therefore, a gain of $9,960 will be recorded during the three months ending June 30, 2011.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

The Partnership also sold its Local Limited Partnership Interest in Coosa County Housing, Ltd. (“Coosa County”) to the Local General Partner for $15,451.  Coosa County was appraised for $350,000 and had a mortgage note balance of $515,037 at December 31, 2010.  The Partnership will use the cash proceeds to pay $12,828 of accrued fees and expenses due to General Partner and affiliates and is going to retain the remaining $2,623 in reserves for future operating expenses of the Partnership.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $3,063, legal expenses of $288 and has agreed to pay the cost of the Local Limited Partnership’s final tax return which will cost $2,000.  Therefore, a gain of $10,100 will be recorded during the three months ending June 30, 2011.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

The Partnership also sold its Local Limited Partnership Interest in Ft. Deposit Housing Ltd. (“Ft. Deposit”) to the Local General Partner for $20,095.  Ft. Deposit was appraised for $380,000 and had a mortgage note balance of $669,824 at December 31, 2010.  The Partnership will use the cash proceeds to pay $16,683 of accrued fees and expenses due to General Partner and affiliates and is going to retain the remaining $3,412 in reserves for future operating expenses of the Partnership.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $3,063, legal expenses of $288 and has agreed to pay the cost of the Local Limited Partnership’s final tax return which will cost $2,000.  Therefore, a gain of $14,744 will be recorded during the three months ending June 30, 2011.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

The Partnership also sold its Local Limited Partnership Interest in Orange Beach Housing, Ltd. (“Orange Beach”) to the Local General Partner for $31,519.  Orange Beach was appraised for $375,000 and had a mortgage note balance of $1,029,413 at December 31, 2010.  The Partnership will use the cash proceeds to pay $26,168 of accrued fees and expenses due to General Partner and affiliates and is going to retain the remaining $5,351 in reserves for future operating expenses of the Partnership.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $3,063, legal expenses of $288 and has agreed to pay the cost of the Local Limited Partnership’s final tax return which will cost $2,000.  Therefore, a gain of $26,168 will be recorded during the three months ending June 30, 2011.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

The Partnership also sold its Local Limited Partnership Interest in Wilcam Housing, Ltd. (“Wilcam”) to the Local General Partner for $17,750.  Wilcam was appraised for $450,000 and had a mortgage note balance of $591,672 at December 31, 2010.  The Partnership will use the cash proceeds to pay $14,736 of accrued fees and expenses due to General Partner and affiliates and is going to retain the remaining $3,014 in reserves for future operating expenses of the Partnership.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $3,063, legal expenses of $288 and has agreed to pay the cost of the Local Limited Partnership’s final tax return which will cost $2,000.  Therefore, a gain of $12,399 will be recorded during the three months ending June 30, 2011.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

On May 31, 2011, the Partnership sold its Local Limited Partnership Interest in Parks I Limited Partnership (“Parks”) to an affiliate of the Local General Partner.  Parks was appraised for $570,000 and had a mortgage note balance of $1,156,126 at December 31, 2010.  The Local Limited Partnership Interest was sold for $30,000, the Partnership will use the cash proceeds to pay $15,000 of accrued asset management fees with the balance of $15,000 to be retained in reserves for future operating expenses of the Partnership.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $2,400 and the legal expense is not yet known.  Therefore the estimated gain on this sale will be $27,600, but will be adjusted during the three months ending June 30, 2011 for the legal expense and any other expense that is incurred by the Partnership related to this disposition.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture.

While appraisals have been performed on substantially all of the Local Limited Partnerships, Fairview Village V, Limited Partnership and Village Lane Properties, Limited Partnership have both been identified for disposition as of March 31, 2011.  Contracts are under review by each of the potential purchasers of the Local Limited Partnership Interests for both of these Local Limited Partnerships.  The Partnership estimates a closing date of August 2011 for the Local Limited Partnership Interest sales.  The purchase price is still under negotiations.

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

Uninsured casualties could result in losses and recapture. There are casualties which are either uninsurable or not economically insurable.  These include earthquakes, floods, wars and losses relating to hazardous materials or environmental matters.  If a Housing Complex experienced an uninsured casualty, the Partnership could lose both its invested capital and anticipated profits in such property.  Even if the casualty were an insured loss, the Local Limited Partnership might be unable to rebuild the destroyed property.  A portion of prior tax credits could be recaptured and future tax credits could be lost if the Housing Complex were not restored within a reasonable period of time.  Any liability judgments against the Local Limited Partnership could exceed available insurance proceeds or otherwise materially and adversely affect the Local Limited Partnership. The cost of liability and casualty insurance has increased in recent years.  Casualty insurance has become more difficult to obtain and may require large deductible amounts.

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

Fluctuating economic conditions can reduce the value of real estate.  The Partnership’s principal business objective is providing its Limited Partners with Low Income Housing Tax Credits, not the generation of gains from the appreciation of real estate held by the Local Limited Partnerships.    In its financial statements, the Partnership has carried its investments in Local Limited Partnerships at values reflecting the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership of its interests in the Local Limited Partnerships.  As of all periods presented, the Partnership had reduced the carrying amount to $0 with respect to all of its investments.

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

A loss in value of an investment in a Local Limited Partnership other than a temporary decline is recorded by the Partnership in its financial statements as an impairment loss.  Impairment is measured by comparing the investment's carrying amount to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership.  For the years ended March 31, 2011, 2010 and 2009, impairment loss related to investments in Local Limited Partnerships was $0, $0, and $4,789, respectively.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner.  These accrued payables increased by approximately $183,000, $291,000 and $279,000 for the years ended March 31, 2011, 2010 and 2009, respectively.  The Partnership’s future contractual cash obligations consist solely of its obligations to pay future annual asset management fees.  These will equal approximately $219,000 per year through the termination of the Partnership, which must occur no later than December 31, 2050.  Though the amounts payable to the General Partner and/or its affiliates are contractually  currently payable,  the Partnership  anticipates that the General Partner and/or its affiliates will not require the payment of these contractual  obligations until capital reserves are in excess of the aggregate of the existing  contractual  obligations  and anticipated future foreseeable  obligations of the Partnership.  The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2012.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes.  The following table reflects the status of the forty Housing Complexes for which the Partnership had ownership during the year, as of the dates or for the periods indicated:

			As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits	Mortgage Balances of Local Limited Partnership

Beaumont Elderly Housing, L.P.	Beaumont, Mississippi	Donald W. Sowell	$229,000	$229,000	30	$462,000	$892,000

Brownfield Seniors Community, Ltd.	Brownfield, Texas	Winston Sullivan	147,000	147,000	24	292,000	653,000

Buffalo Apartments, Ltd.	Buffalo, Texas	Donald W. Sowell	91,000	91,000	24	177,000	368,000

Cambridge Court Associates Limited Partnership	Grottoes, Virginia	The Humphrey Companies	254,000	254,000	39	557,000	1,236,000

Cherokee Housing, Ltd. (1)	Cedar Bluff, Alabama	Thomas H. Cooksey and Apartment Developers, Inc.	110,000	110,000	19	272,000	589,000

Chester Associates I, a Limited Partnership	Chester, Illinois	Kenneth M. Vitor	159,000	159,000	24	358,000	654,000

Clinton Terrace Apartments, Ltd.	Albany, Kentucky	Eddie C. Dalton	138,000	138,000	24	290,000	717,000

Coffeeville Housing, Ltd. (1)	Coffeeville, Alabama	Thomas H. Cooksey and Apartment Developers, Inc.	103,000	103,000	19	239,000	510,000

Coosa County Housing, Ltd. (1)	Rockford, Alabama	Thomas H. Cooksey and Apartment Developers, Inc.	103,000	103,000	19	265,000	515,000

			As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits	Mortgage Balances of Local Limited Partnership

Crockett Manor, Ltd.	Crockett, Texas	Jean Johnson	184,000	184,000	40	383,000	784,000

Crockett Manor Senior Citizens Complex, Ltd.	Crockett, Texas	Jean Johnson	203,000	203,000	36	446,000	961,000

Delta Manor, L.P.	Techula, Mississippi	Glenn D. Miller	227,000	227,000	36	499,000	1,180,000

Eupora Apartments, L.P.	Eupora, Mississippi	Richard Tenhet and Geraldine Tenhet	138,000	138,000	36	310,000	1,148,000

Fairview Village V, Limited Partnership (2)	Carroll, Iowa	Kevin A. Bierl	119,000	119,000	20	273,000	543,000

Fox Lake Manor Limited Partnership	Fox Lake, Wisconsin	William E. Paschke, Jr. and Robert E. Campbell	84,000	84,000	12	161,000	346,000

Ft. Deposit Housing Ltd. (1)	Fort Deposit, Alabama	Thomas H. Cooksey and Apartment Developers, Inc.	127,000	127,000	23	330,000	670,000

Gulf Coast Apartments, L.P.	Gulfport, Mississippi	Philip Napier	320,000	320,000	60	698,000	1,266,000

Gulf Coast Apartments of Long Beach, L.P.	Long Beach, Mississippi	Philip Napier	315,000	315,000	60	685,000	1,296,000

HOI Limited Partnership of Benson	Benson, North Carolina	Housing Opportunities, Inc.	269,000	269,000	50	577,000	888,000

HOI Limited Partnership of Dallas	Dallas, North Carolina	Housing Opportunities, Inc.	366,000	366,000	60	787,000	1,552,000

			As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits	Mortgage Balances of Local Limited Partnership

HOI Limited Partnership of Dunn	Dunn, North Carolina	Housing Opportunities, Inc.	170,000	170,000	34	366,000	724,000

HOI Limited Partnership of Kings Mt.	Kings Mountain, North Carolina	Housing Opportunities, Inc.	262,000	262,000	46	563,000	1,109,000

HOI Limited Partnership of Lee	Sanford, North Carolina	Housing Opportunities, Inc.	419,000	419,000	78	901,000	1,771,000

HOI Limited Partnership of Sanford	Sanford, North Carolina	Housing Opportunities, Inc.	277,000	277,000	50	594,000	1,618,000

HOI Limited Partnership of Selma	Selma, North Carolina	Housing Opportunities, Inc.	271,000	271,000	58	582,000	889,000

Killbuck Limited Partnership	Killbuck, Ohio	Georg E. Maharg	151,000	151,000	24	338,000	713,000

Levelland Manor, L.P.	Levelland, Texas	1600 Capital Company	175,000	175,000	36	393,000	862,000

Oakdale Senior Housing Limited Partnership	Oakdale, California	Oakdale Senior Housing Corporation	919,000	919,000	80	2,110,000	2,488,000

Orange Beach Housing, Ltd. (1)	Orange Beach, Alabama	Thomas H. Cooksey and Apartment Developers, Inc.	208,000	208,000	31	472,000	1,029,000

Parks I Limited Partnership (1)	Chatham, Virginia	Sallie B. Garst and Lillien S. Brown	253,000	253,000	39	568,000	1,156,000

			As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits	Mortgage Balances of Local Limited Partnership

Post Manor, L.P.	Post, Texas	1600 Capital Company	122,000	122,000	24	263,000	603,000

Red Bud Associates I, a Limited Partnership	Red Bud, Illinois	Kenneth M. Vitor	135,000	135,000	20	303,000	564,000

Steeleville Associates I, a Limited Partnership	Steeleville, Illinois	Kenneth M. Vitor	110,000	110,000	16	247,000	510,000

Tanglewood Limited Partnership	Frankfurt, Ohio	Georg E. Maharg and Maharg Realty, Inc.	212,000	212,000	36	475,000	1,016,000

Village Lane Properties, a Limited Partnership (2)	Farmington, Arkansas	ERC Properties, Inc.	168,000	168,000	36	370,000	823,000

Whitted Forest Limited Partnership	Hillsborough, North Carolina	Hillsborough Affordable Housing Corporation	685,000	685,000	35	1,572,000	885,000

Wilcam Housing, Ltd. (1)	Camden, Alabama	Thomas H. Cooksey and Apartment Developers, Inc.	106,000	106,000	19	299,000	592,000

Wills Point Manor, L.P.	Wills Point, Texas	1600 Capital Company	124,000	124,000	24	277,000	600,000

Woodlands Apartments, L.P.	Mount Pleasant, Texas	1600 Capital Company	239,000	239,000	48	537,000	1,194,000

Woodview Limited Partnership	Chillicothe, Illinois and Glassford, Illinois	Michael K. Moore	269,000	269,000	36	362,000	1,139,000

			$8,961,000	$8,961,000	1,425	$19,653,000	$37,053,000

(1) The Local Limited Partnership was identified for disposition and the Local Limited Partnership Interest was sold subsequent to March 31, 2011.

(2) The Local Limited Partnership was identified for disposition as of March 31, 2011.

	For the year ended December 31, 2010
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

Beaumont Elderly Housing, L.P.	$144,000	$(23,000)	N/A

Brownfield Seniors Community, Ltd.	108,000	(15,000)	N/A

Buffalo Apartments, Ltd.	119,000	(6,000)	N/A

Cambridge Court Associates Limited Partnership	211,000	(2,000)	N/A

Cherokee Housing, Ltd. (1)	99,000	(6,000)	N/A

Chester Associates I, a Limited Partnership	102,000	(20,000)	N/A

Clinton Terrace Apartments, Ltd.	96,000	(8,000)	N/A

Coffeeville Housing, Ltd. (1)	81,000	(14,000)	N/A

Coosa County Housing, Ltd. (1)	96,000	2,000	N/A

Crockett Manor, Ltd.	207,000	10,000	N/A

Crockett Manor Senior Citizens Complex, Ltd.	166,000	(16,000)	N/A

Delta Manor, L.P.	204,000	(47,000)	N/A

Eupora Apartments, L.P.	175,000	(1,000)	N/A

Fairview Village V, Limited Partnership (2)	102,000	6,000	N/A

Fox Lake Manor Limited Partnership	53,000	(6,000)	N/A

Ft. Deposit Housing, Ltd. (1)	119,000	(7,000)	N/A

Gulf Coast Apartments, L.P.	272,000	(28,000)	N/A

Gulf Coast Apartments of Long Beach, L.P.	291,000	(40,000)	N/A

HOI Limited Partnership of Benson	284,000	6,000	N/A

HOI Limited Partnership of Dallas	304,000	(12,000)	N/A

HOI Limited Partnership of Dunn	185,000	(11,000)	N/A

HOI Limited Partnership of Kings Mt.	204,000	(30,000)	N/A

	For the year ended December 31, 2010
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

HOI Limited Partnership of Lee	432,000	(5,000)	N/A

HOI Limited Partnership of Sanford	336,000	(24,000)	N/A

HOI Limited Partnership of Selma	321,000	23,000	N/A

Killbuck Limited Partnership	89,000	(34,000)	N/A

Levelland Manor, L.P.	156,000	(27,000)	N/A

Oakdale Senior Housing Limited Partnership	544,000	(110,000)	N/A

Orange Beach Housing, Ltd. (1)	133,000	(29,000)	N/A

Parks I Limited Partnership (1)	254,000	(29,000)	N/A

Post Manor, L.P.	91,000	(17,000)	N/A

Red Bud Associates I, a Limited Partnership	85,000	(21,000)	N/A

Steeleville Associates I, a Limited Partnership	68,000	(15,000)	N/A

Tanglewood Limited Partnership	124,000	(49,000)	N/A

Village Lane Properties, a Limited Partnership (2)	219,000	(16,000)	N/A

Whitted Forest Limited Partnership	43,000	(215,000)	N/A

Wilcam Housing, Ltd. (1)	101,000	(8,000)	N/A

Wills Point Manor, L.P.	101,000	(11,000)	N/A

Woodlands Apartments, L.P.	210,000	(24,000)	N/A

Woodview Limited Partnership	194,000	(23,000)	N/A

	$7,123,000	$(902,000)

N/A – All of the Low Income Housing Tax Credits have been allocated to the Partnership and there are no future Low Income Housing Tax Credits expected to be received.

(1) The Local Limited Partnership was identified for disposition and the Local Limited Partnership Interest was sold subsequent to March 31, 2011.

(2) The Local Limited Partnership was identified for disposition as of March 31, 2011.

WNC Housing Tax Credit Fund III, LP
March 31, 2011

			Occupancy Rates As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2010	2009	2008	2007	2006

Beaumont Elderly Housing, L.P.	Beaumont, Mississippi	Donald W. Sowell	100%	100%	97%	97%	97%

Brownfield Seniors Community, Ltd.	Brownfield, Texas	Winston Sullivan	92%	96%	92%	100%	92%

Buffalo Apartments, Ltd.	Buffalo, Texas	Donald W. Sowell	96%	92%	100%	96%	96%

Cambridge Court Associates Limited Partnership	Grottoes, Virginia	The Humphrey Companies	100%	100%	100%	100%	100%

Candleridge Apartments of Bondurant L.P.	Bondurant, Iowa	Eric A. Sheldahl	N/A	100%	100%	100%	96%

Candleridge Apartments of Waukee L.P.	Waukee, Iowa	Eric A. Sheldahl	N/A	100%	91%	100%	96%

Carlinville Associates I, L.P.	Carlinville, Illinois	Kenneth M. Vitor	N/A	N/A	N/A	85%	75%

Cherokee Housing, Ltd.	Cedar Bluff, Alabama	Thomas H. Cooksey and Apartment Developers, Inc.	95%	89%	95%	95%	100%

Chester Associates I, a Limited Partnership	Chester, Illinois	Kenneth M. Vitor	96%	96%	100%	92%	88%

WNC Housing Tax Credit Fund III, LP
March 31, 2011

			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2010	2009	2008	2007	2006

Clinton Terrace Apartments, Ltd.	Albany, Kentucky	Eddie C. Dalton	100%	92%	100%	100%	100%

Coffeeville Housing, Ltd.	Coffeeville, Alabama	Thomas H. Cooksey and Apartment Developers, Inc.	84%	84%	84%	84%	79%

Coosa County Housing, Ltd.	Rockford, Alabama	Thomas H. Cooksey and Apartment Developers, Inc.	100%	84%	89%	100%	100%

Crockett Manor, Ltd.	Crockett, Texas	Jean Johnson	98%	100%	100%	100%	100%

Crockett Manor Senior Citizens Complex, Ltd.	Crockett, Texas	Jean Johnson	100%	94%	97%	100%	100%

Delta Manor, L.P.	Techula, Mississippi	Glenn D. Miller	100%	92%	97%	94%	94%

Eupora Apartments, L.P.	Eupora, Mississippi	Richard Tenhet and Geraldine Tenhet	100%	100%	97%	100%	100%

Fairview Village V, Limited Partnership	Carroll, Iowa	Kevin A. Bierl	100%	95%	100%	100%	100%

Fox Lake Manor Limited Partnership	Fox Lake, Wisconsin	William E. Paschke, Jr. and Robert E. Campbell	75%	100%	92%	67%	67%

WNC Housing Tax Credit Fund III, LP
March 31, 2011

			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2010	2009	2008	2007	2006

Ft. Deposit Housing, Ltd.	Fort Deposit, Alabama	Thomas H. Cooksey and Apartment Developers, Inc.	96%	96%	91%	83%	96%

Gulf Coast Apartments, L.P.	Gulfport, Mississippi	Philip Napier	88%	92%	95%	92%	100%

Gulf Coast Apartments of Long Beach, L.P.	Long Beach, Mississippi	Philip Napier	95%	93%	98%	95%	98%

Heritage Colonial Homes, L.P.	Blackshear, Georgia	Robert J. Deharder and Jacqueline F. McPhillips	N/A	80%	85%	90%	95%

HOI Limited Partnership of Benson	Benson, North Carolina	Housing Opportunities, Inc.	98%	96%	92%	92%	94%

HOI Limited Partnership of Dallas	Dallas, North Carolina	Housing Opportunities, Inc.	95%	95%	95%	95%	100%

HOI Limited Partnership of Dunn	Dunn, North Carolina	Housing Opportunities, Inc.	100%	100%	97%	100%	100%

HOI Limited Partnership of Kings Mt.	Kings Mountain, North Carolina	Housing Opportunities, Inc.	93%	98%	93%	98%	100%

HOI Limited Partnership of Lee	Sanford, North Carolina	Housing Opportunities, Inc.	92%	94%	92%	96%	97%

WNC Housing Tax Credit Fund III, LP
March 31, 2011

			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2010	2009	2008	2007	2006

HOI Limited Partnership of Sanford	Sanford, North Carolina	Housing Opportunities, Inc.	96%	96%	94%	94%	96%

HOI Limited Partnership of Selma	Selma, North Carolina	Housing Opportunities, Inc.	98%	98%	100%	97%	98%

Killbuck Limited Partnership	Killbuck, Ohio	Georg E. Maharg	92%	83%	92%	100%	100%

Lake Ridge Apartments, L.P.	Tiptonville, Tennessee	Lewis Beasley, Jr. and Carol Beasley	N/A	91%	91%	95%	91%

Levelland Manor, L.P.	Levelland, Texas	1600 Capital Company	100%	97%	100%	97%	97%

Logan Park Associates Limited Partnership	Caldwell, Idaho	Riley J. Hill	N/A	80%	90%	92%	98%

Meadow Run Associates Limited Partnership	Gordonsville, Virginia	The Humphrey Companies	N/A	95%	98%	100%	100%

Oakdale Senior Housing Limited Partnership	Oakdale, California	Oakdale Senior Housing Corporation	96%	96%	99%	94%	100%

Orange Beach Housing, Ltd.	Orange Beach, Alabama	Thomas H. Cooksey and Apartment Developers, Inc.	97%	81%	94%	94%	97%

WNC Housing Tax Credit Fund III, LP
March 31, 2011

			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2010	2009	2008	2007	2006

Parks I Limited Partnership	Chatham, Virginia	Sallie B. Garst and Lillien S. Brown	100%	97%	100%	97%	95%

Post Manor, L.P.	Post, Texas	1600 Capital Company	79%	79%	63%	83%	96%

Red Bud Associates I, a Limited Partnership	Red Bud, Illinois	Kenneth M. Vitor	95%	90%	95%	100%	100%

Steeleville Associates I, a Limited Partnership	Steeleville, Illinois	Kenneth M. Vitor	88%	88%	88%	100%	100%

Tanglewood Limited Partnership	Frankfurt, Ohio	Georg E. Maharg and Maharg Realty, Inc.	94%	100%	94%	97%	97%

Village Lane Properties, a Limited Partnership	Farmington, Arkansas	ERC Properties, Inc.	97%	97%	100%	100%	100%

Whitted Forest Limited Partnership	Hillsborough, North Carolina	Hillsborough Affordable Housing Corporation	64%	54%	46%	77%	86%

WNC Housing Tax Credit Fund III, LP
March 31, 2011

			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2010	2009	2008	2007	2006

Wilcam Housing, Ltd.	Camden, Alabama	Thomas H. Cooksey and Apartment Developers, Inc.	89%	89%	95%	89%	89%

Wills Point Manor, L.P.	Wills Point, Texas	1600 Capital Company	96%	100%	100%	100%	96%

Windmere Associates Limited Partnership	Lexington, Virginia	The Humphrey Companies	N/A	100%	100%	100%	100%

Woodlands Apartments, L.P.	Mount Pleasant, Texas	1600 Capital Company	90%	94%	92%	94%	92%

Woodview Limited Partnership	Chillicothe, Illinois and Glassford, Illinois	Michael K. Moore	95%	94%	100%	100%	100%

	Weighted Average		94%	93%	94%	95%	97%

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

(b)	At March 31, 2011, there were 989 Limited Partners and 0 assignees of Partnership Units who were not admitted as Limited Partners.

(c)
The Partnership was not designed to provide operating cash distributions to Limited Partners. It is possible that the Partnership could make distributions from sale proceeds, if the Partnership is able to sell its Local Limited Partnership Interests or Housing Complexes for more than the related closing costs and any then accrued obligations of the Partnership.  There can be no assurance in this regard. Any distributions would be made in accordance with the terms of the Partnership Agreement.  During the years ended March 31, 2011, 2010 and 2009, the Partnership made no cash distributions to the Limited Partners.

(d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

(e)	The Partnership does not issue common stock.

(f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2011.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,

	2011	2010	2009	2008	2007

ASSETS
Cash	$57,638	$110,204	$16,761	$101,033	$149,077
Other assets	118,262	-	-	-	-
Investments in Local Limited Partnerships, net	-	-	-	25,029	20,384

Total Assets	$175,900	$110,204	$16,761	$126,062	$169,461

LIABILITIES
Accrued fees and expenses due to General Partner and affiliates	$4,699,059	$4,405,978	$4,082,099	$3,772,893	$3,475,587
Due to Local Limited Partnership	-	1,028	-	-	-
Total Liabilities	4,699,059	4,407,006	4,082,099	3,772,893	3,475,587
PARTNERS' DEFICIT	(4,523,159)	(4,296,802)	(4,065,338)	(3,646,831)	(3,306,126)

Total Liabilities and Partners’ Deficit	$175,900	$110,204	$16,761	$126,062	$169,461

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,

	2011	2010	2009	2008	2007
Loss from operations	$(367,581)	$(358,233)	$(428,663)	$(345,925)	$(285,083)
Equity in income (losses) of Local Limited Partnerships	-	-	(19,900)	4,985	(2,993)
Gain on sale of Local Limited Partnerships	141,206	54,250	30,023	-	-
Interest income	18	8	33	235	683
Net loss	$(226,357)	$(303,975)	$(418,507)	$(340,705)	$(287,393)

Net loss allocated to:
General Partner	$(2,264)	$(3,040)	$(4,185)	$(3,407)	$(2,874)
Limited Partners	$(224,093)	$(300,935)	$(414,322)	$(337,298)	$(284,519)
Net loss per Partnership Unit	$(14.94)	$(20.06)	$(27.62)	$(22.49)	$(18.97)
Outstanding weighted Partnership Units	15,000	15,000	15,000	15,000	15,000

	For the Years Ended March 31,

	2011	2010	2009	2008	2007
Net cash provided by (used in):
Operating activities	$(202,566)	$39,193	$(114,295)	$(48,044)	$(7,081)
Investing activities	150,000	54,250	30,023	-	-

Net change in cash	(52,566)	93,443	(84,272)	(48,044)	(7,081)

Cash, beginning of period	110,204	16,761	101,033	149,077	156,158

Cash, end of period	$57,638	$110,204	$16,761	$101,033	$149,077

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2010	2009	2008	2007	2006

Federal	$-	$-	$-	$-	$0

State	-	-	-	-	-

Total	$-	$-	$-	$-	$0

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

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports filed with the SEC.  The following discussion should be read in conjunction with the financial statements and the notes thereto included elsewhere in this filing.

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and were being amortized over 30 years (See Notes 2 and 3 to the financial statements).

"Equity in losses of Local Limited Partnerships" for each year ended March 31 has been recorded by the Partnership based on the twelve months of reported results provided by the Local Limited Partnerships for each year ended December 31. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it did not have a material impact on the Partnership’s financial condition or results of operations.

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It became effective for as of and for the interim period ended June 30, 2009 and had no impact on the Partnership’s financial condition or results of operations.

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment was effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

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

All of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated a significant amount of Low Income Housing Tax Credits from the Local Limited Partnerships in the future.  All Local Limited Partnerships have completed the Compliance Period.

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

Financial Condition

The Partnership’s assets at March 31, 2011 consisted of $58,000 in cash and $118,000 in other assets.  Liabilities at March 31, 2011 primarily consisted of $4,699,000 of accrued fees and expenses due to General Partner and affiliates (See “Future Contractual Cash Obligations” below).

Results of Operations

Year Ended March 31, 2011 Compared to Year Ended March 31, 2010  The Partnership’s net loss for the year ended March 31, 2011 was $(226,000), reflecting an decrease of $78,000 from the net loss of $(304,000) experienced for the year ended March 31, 2010. There was an increase of $10,000 in write off of advances to Local Limited Partnerships for the year ended March 31, 2011 compared to the year ended March 31, 2010.  Advances of $50,000 were made and reserved for during the year ended March 31, 2010 compared to advances of $60,000 made and reserved for during the year ended March 31, 2011.  A Local Limited Partnership was experiencing some operational issues and the Partnership advanced the necessary funds. The amount advanced can vary from year to year depending on the operations of the Local Limited Partnerships.  Total income decreased by $15,000 for the year ended March 31, 2011 compared to the year ended March 31, 2010.  Reporting fees and distribution income can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  There was an increase in gain on sale of Local Limited Partnerships of $87,000 for the year ended March 31, 2011 compared to the year ended March 31, 2010.  The Partnership sold its Local Limited Partnership Interest in six Local Limited Partnerships during the year ended March 31, 2011 compared to one Local Limited Partnership during the year ended March 31, 2010.  The gains recorded by the Partnerships can vary depending on the sales prices of the Housing Complexes or Local Limited Partnerships that are being sold.

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

Liquidity and Capital Resources

Year Ended March 31, 2011 Compared to Year Ended March 31, 2010  Net decrease in cash during the year ended March 31, 2011 was $(53,000) compared to net increase in cash for the year ended March 31, 2010 of $93,000.  The variance was partially due the $(50,000) of advances made to a Local Limited Partnership during the year ended March 31, 2010 compared to $(60,000) advanced during the year ended March 31, 2011.  As discussed above, advances are made based on the operational needs of the Local Limited Partnerships. The Partnership also received $15,000 less in total income during the year ended March 31, 2011 compared to the year ended March 31, 2010.  As stated above, the reporting fees and distribution income can vary from year to year depending on the available cash flows of the Local Limited Partnerships.  The Partnership reimbursed the General Partner or an affiliate $(5,000) for expenses incurred on behalf of the Partnership during the year ended March 31, 2010 compared to $(164,000) reimbursed during the year ended March 31, 2011.  Lastly, the Partnership paid $(5,000) of accrued asset management fees during the year ended March 31, 2010 compared to $(84,000) during the year ended March 31, 2011.

Year Ended March 31, 2010 Compared to Year Ended March 31, 2009  Net increase in cash during the year ended March 31, 2010 was $93,000 compared to net decrease in cash for the year ended March 31, 2009 of $(84,000).  The increase in net change in cash of $177,000 was largely comprised of the $(114,000) of advances made to a Local Limited Partnership for the year ended March 31, 2009 compared to $(50,000) advanced during the year ended March 31, 2010.  The Partnership also received $46,000 more in total income in the yera ended March 31, 2010 compared to the year ended March 31, 2009.  As stated above the reporting fees and distribution income can vary from year to year depending on the available cash flows of the Local Limited Partnerships.  The Partnership reimbursed the General Partner or an affiliate $(5,000) for expenses incurred on behalf of the Partnership during the year ended March 31, 2010 compared to $(63,000) paid during the year ended March 31, 2009.  Lastly, the Partnership paid $(5,000) of accrued asset management fees during the year ended March 31, 2010 compared to $(20,000) during the year ended March 31, 2009.

Accrued payables, which consist primarily of related party asset management fees due to the General Partner, increased by approximately $293,000, $396,000 and $309,000 for the years ended March 31, 2011, 2010 and 2009, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2012.

Other Matters

One Local Limited Partnership, Whitted Forest Limited Partnership (“Whitted Forest”), has been experiencing operational issues. Whitted Forest has consistently had occupancy below acceptable levels, negative cash flow and a low debt coverage ratio. In 2005, the Partnership received its final allocation of Low Income Housing Tax Credits from this Housing Complex.  The Compliance Period expired on December 31, 2009, therefore there is no risk of recapture.

The lender, Sun Trust, reached an understanding with Whitted Forest and was willing to accept an offer to retire the debt.  However, the bank modified their proposal which was not acceptable to Whitted Forest.  In March 2011, Whitted Forest filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.  Since then the parties have worked out an arrangement to sell the asset and provide the funds to Sun Trust.  The Court has confirmed.  Marketing activities have begun to sell the apartment community.

 Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2011:

	2012	2013	2014	2015	2016	Thereafter	Total

Asset management fees (1)	$4,718,012	$219,428	$219,428	$219,428	$219,428	$7,460,552	$13,056,276
Total contractual cash obligations	$4,718,012	$219,428	$219,428	$219,428	$219,428	$7,460,552	$13,056,276

(1)
Asset management fees are payable annually until termination of the Partnership, which is to occur no later than 2050. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until 2050. Amounts due to the General Partner as of March 31, 2011 have been included in the 2012 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

For additional information regarding asset management fees, see Note 3 to the financial statements included elsewhere herein.

Off-Balance Sheet Arrangements

The Partnerships has no off-balance sheet arrangements.

Exit Strategy

See Item 1 for information in this regard.

Impact of Recent Accounting Pronouncements

See footnote 1 to the financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Partners
WNC Housing Tax Credit Fund III, L.P.

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund III, L.P. (a California Limited Partnership) (the Partnership) as of March 31, 2011 and 2010, and the related statements of operations, partners’ deficit and cash flows for each of the years in the three-year period ended March 31, 2011. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund III, L.P. (a California Limited Partnership) as of March 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Reznick Group, P.C

Bethesda, Maryland
June 28, 2011

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

BALANCE SHEETS

	March 31,

	2011	2010

ASSETS

Cash	$57,638	$110,204
Other assets	118,262	-
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-

Total Assets	$175,900	$110,204

LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$4,699,059	$4,405,978
Due to Local Limited Partnership	-	1,028

Total Liabilities	4,699,059	4,407,006

Partners’ Deficit:
General Partner	(13,968)	(11,704)
Limited Partners (15,000 Partnership Units authorized; 15,000 Partnership Units issued and outstanding)	(4,509,191)	(4,285,098)

Total Partners’ Deficit	(4,523,159)	(4,296,802)

Total Liabilities and Partners’ Deficit	$175,900	$110,204

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

STATEMENTS OF OPERATIONS

For the Years Ended March 31, 2011, 2010 and 2009

	For the Years Ended March 31,

	2011	2010	2009

Distribution income	$40,894	$39,342	$15,252
Reporting fees	20,034	36,282	14,288

Total income	60,928	75,624	29,540

Operating expenses and loss:
Amortization	-	-	340
Asset management fees (Note 3)	267,577	296,396	298,697
Legal and accounting	90,744	79,097	12,342
Write off of advances to Local Limited Partnerships (Note 5)	60,161	49,732	114,087
Impairment loss	-	-	4,789
Appraisal expenses	-	-	22,600
Other	10,027	8,632	5,348

Total operating expenses and loss	428,509	433,857	458,203

Loss from operations	(367,581)	(358,233)	(428,663)

Equity in losses of Local Limited Partnerships (Note 2)	-	-	(19,900)

Gain on sale of Local Limited Partnerships	141,206	54,250	30,023

Interest income	18	8	33

Net loss	$(226,357)	$(303,975)	$(418,507)

Net loss allocated to:
General Partner	$(2,264)	$(3,040)	$(4,185)

Limited Partners	$(224,093)	$(300,935)	$(414,322)

Net loss per Partnership Unit	$(14.94)	$(20.06)	$(27.62)

Outstanding weighted Partnership Units	15,000	15,000	15,000

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

STATEMENTS OF PARTNERS’ DEFICIT

For the Years Ended March 31, 2011, 2010 and 2009

	General Partner	Limited Partners	Total

Partners’ deficit at March 31, 2008	$(76,990)	$(3,569,841)	$(3,646,831)

Net loss	(4,185)	(414,322)	(418,507)

Partners’ deficit at March 31, 2009	(81,175)	(3,984,163)	(4,065,338)

Contribution (Note 6)	72,511	-	72,511

Net loss	(3,040)	(300,935)	(303,975)

Partners’ deficit at March 31, 2010	(11,704)	(4,285,098)	(4,296,802)

Net loss	(2,264)	(224,093)	(226,357)

Partners’ deficit at March 31, 2011	$(13,968)	$(4,509,191)	$(4,523,159)

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2011, 2010 and 2009

	For the Years Ended March 31,

	2011	2010	2009

Cash flows from operating activities:
Net loss	$(226,357)	$(303,975)	$(418,507)
Adjustments to reconcile net loss to net cash provided by (used in) in operating activities:
Amortization	-	-	340
Equity in losses of Local Limited Partnerships	-	-	19,900
Impairment loss	-	-	4,789
Increase in other assets	(127,056)	-	-
Increase in accrued fees and expenses due to General Partner and affiliates	293,081	396,390	309,206
Increase (decrease) in due to Local Limited Partnership	(1,028)	1,028	-
Gain on sale of Local Limited Partnerships	(141,206)	(54,250)	(30,023)

Net cash provided by (used in) operating activities	(202,566)	39,193	(114,295)

Cash flows from investing activities:
Advances made to Local Limited Partnerships	(60,161)	(49,732)	(114,087)
Write off of advances made to Local Limited Partnerships	60,161	49,732	114,087
Proceeds from sale of Local Limited Partnerships	150,000	54,250	30,023

Net cash provided by investing activities	150,000	54,250	30,023

Net increase (decrease) in cash	(52,566)	93,443	(84,272)

Cash, beginning of period	110,204	16,761	101,033

Cash, end of period	$57,638	$110,204	$16,761

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$800	$800	$800

NON-CASH FINANCING ACTIVITIES:
Advances made to the Partnership by the General Partner in prior years were converted to General Partner equity	$-	$72,511	$-

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

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

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

All of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated a significant amount of Low Income Housing Tax Credits from the Local Limited Partnerships in the future.  All Local Limited Partnerships have completed the Compliance Period.

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

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2012.

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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits.  All of the Local Limited Partnerships have completed their 15-year Compliance Period.

With that in mind, the General Partner is continuing its review of the Housing Complexes.  The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2011.

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

As of March 31, 2010, the Partnership had sold its Limited Partnership Interest in Carlinville Associate I, L.P. and Lake Ridge Apartments.  The Local Limited Partnerships had completed their Compliance Period.

On April 30, 2010, the Partnership sold its limited partner interest in Heritage Colonial Homes, L.P. (“Heritage”). Heritage was appraised with a value of $320,000 and as of December 31, 2009, the outstanding mortgage debt was approximately $499,000. The Local Limited Partnership interest was sold on April 30, 2010 to the Local General Partner. The Compliance Period has been completed, therefore there will be no recapture of Low Income Housing Tax Credits. The outstanding debt was greater than the appraised value but the Partnership did receive $10,000 for its Local Limited Partnership interest. Additionally, the Partnership had incurred $4,594 in expenses related to the disposition which are netted against the proceeds from the sale in calculating the gain on sale of the Local Limited Partnership interest. The net proceeds will remain in the Partnership’s reserves and at a future date will be used to reimburse the General Partner or an affiliate for operating expenses it paid on behalf of the Partnership. As the investment balance was zero at the time of sale, the Partnership recorded a $5,406 gain on the sale of the Local Limited Partnership interest related to Heritage during the nine months ended December 31, 2010.  The Compliance period has expired so there is no risk of tax credit recapture.

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

On August 26, 2010, the Partnership sold Local Limited Partnership Interest in Meadow Run Associates Limited Partnership (“Meadow Run”) to the Local General Partner.  Meadow Run was appraised for $1,090,000 and had a mortgage note balance of $1,441,130 as of December 31, 2009.  The Partnership’s Local Limited Partnership Interest was sold for $30,000.  The Partnership used the cash proceeds to pay $10,063 of accrued asset management fees and $19,937 of accrued fees and expenses due to General Partner and affiliates.  The Partnership’s investment balance in this Local Limited Partnership was zero at the time of the sale, therefore a gain of $30,000 was recorded for the year ended March 31, 2011. No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

On August 26, 2010, the Partnership sold its Local Limited Partnership Interest in Windermere Associates Limited Partnership (“Windermere”) to the Local General Partner.  Windermere was appraised for $1,120,000 and had a mortgage note balance of $1,433,759 as of December 31, 2010.  The Partnership’s Local Limited Partnership Interest was sold for $30,000.  The Partnership used the cash proceeds to pay $10,063 of accrued asset management fees and $19,937 of accrued fees and expenses due to General Partner and affiliates.  The Partnership’s investment balance was zero at the time of the sale, therefore a gain of $30,000 was recorded for the year ended March 31, 2011.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

On September 13, 2010, the Partnership sold its Local Limited Partnership Interest in Candleridge Apartments of Bondurant L.P. (“Candleridge-Bondurant”) to the Local General Partner.  Candleridge-Bondurant was appraised for $413,000 and had a mortgage note balance of $550,140 at December 31, 2009.  The Partnership’s Local Limited Partnership Interest was sold for $25,000.  The Partnership used the cash proceeds to pay $21,000 of accrued fees and expenses due to General Partner and affiliates and is retaining the remaining $4,000 in reserves for future operating expenses of the Partnership.  The Partnership’s investment balance was zero at the time of the sale, therefore a gain of $25,000 was recorded for the year ended March 31, 2011. No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

On September 13, 2010, the Partnership sold its Local Limited Partnership Interest in Candleridge Apartments of Waukee L.P. (“Candleridge-Waukee”) to the Local General Partner.  Candleridge-Waukee was appraised for $589,000 and had a mortgage note balance of $606,189 at December 31, 2009.  The Partnership’s Local Limited Partnership Interest was sold for $25,000.  The Partnership used the cash proceeds to pay $21,000 of accrued fees and expenses due to General Partner and affiliates and is retaining the remaining $4,000 in reserves for future operating expenses.  The Partnership’s investment balance was zero at the time of the sale, therefore a gain of $25,000 was recorded for the year ended March 31, 2011.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

On December 31, 2010, the Partnership sold its Local Limited Partnership Interest in Logan Park Associates Limited Partnership (“Logan Park”) to the Local General Partner.  Logan Park was appraised for $810,000 and had a mortgage note balance of $2,182,348 at December 31, 2009.  The Partnership’s Local Limited Partnership Interest was sold for $30,000.  The Partnership used the cash proceeds to pay $20,000 of accrued fees and expenses due to General Partner and affiliates and is retaining the remaining $10,000 in reserves for future operating expenses.  The Partnership’s investment balance was zero at the time of the sale. The purchase price of $30,000 was partially offset by a $3,500 appraisal that was performed prior to the sale and $700 of legal fees related to the sale resulting in a $25,800 gain being recorded during the year ended March 31, 2011. No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

On November 18, 2010, the Partnership filed preliminary consent solicitation materials with the SEC regarding the adoption of a plan of liquidation.  Definitive materials were filed with the SEC on December 2, 2010.  Materials were disseminated to the Limited Partners on December 2, 2010.  The Partnership sought approval to have a formal plan of liquidation of selling its limited partnership interests or selling the underlying Housing Complexes of each of the Local Limited Partnerships. On December 20, 2010, the Partnership sent a letter to the Limited Partners reminding them that a proxy was mailed to them and a vote was requested. On January 19, 2011, the Partnership received the majority vote in favor of the plan for dissolution.

The Partnership is engaging third party appraisers to appraise several of the Local Limited Partnerships in this Partnership.  The appraisal is one of the preliminary steps that need to be completed in order to move forward with the approved liquidation plan. Expenses incurred for the appraisals, or any other disposition related expenses the Partnership incurs, are being capitalized and will remain on the balance sheet until the respective Local Limited Partnership is sold.  At the time of disposition the capitalized costs will be netted with any sale proceeds that are received in order to calculate the net gain or loss on the disposition.

As of March 31, 2011, the seven following Local Limited Partnerships were identified for disposition and all six Local Limited Partnership Interests were sold on May 1, 2011.

The Partnership sold its Local Limited Partnership Interest in Cherokee Housing, Ltd. (“Cherokee”) to the Local General Partner for $17,673.  Cherokee was appraised for $335,000 and had a mortgage note balance of $589,099 at December 31, 2010.  The Partnership will use the cash proceeds to pay $14,672 of accrued fees and expenses due to General Partner and affiliates and is going to retain the remaining $3,001 in reserves for future operating expenses of the Partnership.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $3,063, legal expenses of $288 and has agreed to pay the cost of the Local Limited Partnership’s final tax return which will cost $2,000.   Therefore, a gain of $12,322 will be recorded during the three months ended June 30, 2011. No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

The Partnership also sold its Local Limited Partnership Interest in Coffeeville Housing, Ltd. (“Coffeeville”) to the Local General Partner for $15,311.  Coffeeville was appraised for $280,000 and had a mortgage note balance of $510,375 at December 31, 2010.  The Partnership will use the cash proceeds to pay $12,711 of accrued fees and expenses due to General Partner and affiliates and is going to retain the remaining $2,600 in reserves for future operating expenses of the Partnership.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $3,063, legal expenses of $288 and has agreed to pay the cost of the Local Limited Partnership’s final tax return which will cost $2,000.  Therefore, a gain of $9,960 will be recorded during the three months ended June 30, 2011.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

The Partnership also sold its Local Limited Partnership Interest in Coosa County Housing, Ltd. (“Coosa County”) to the Local General Partner for $15,451.  Coosa County was appraised for $350,000 and had a mortgage note balance of $515,037 at December 31, 2010.  The Partnership will use the cash proceeds to pay $12,828 of accrued fees and expenses due to General Partner and affiliates and is going to retain the remaining $2,623 in reserves for future operating expenses of the Partnership.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $3,063, legal expenses of $288 and has agreed to pay the cost of the Local Limited Partnership’s final tax return which will cost $2,000.  Therefore, a gain of $10,100 will be recorded during the three months ended June 30, 2011.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership also sold its Local Limited Partnership Interest in Ft. Deposit Housing Ltd. (“Ft. Deposit”) to the Local General Partner for $20,095.  Ft. Deposit was appraised for $380,000 and had a mortgage note balance of $669,824 at December 31, 2010.  The Partnership will use the cash proceeds to pay $16,683 of accrued fees and expenses due to General Partner and affiliates and is going to retain the remaining $3,412 in reserves for future operating expenses of the Partnership.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $3,063, legal expenses of $288 and has agreed to pay the cost of the Local Limited Partnership’s final tax return which will cost $2,000.  Therefore, a gain of $14,744 will be recorded during the three months ended June 30, 2011.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

The Partnership also sold its Local Limited Partnership Interest in Orange Beach Housing, Ltd. (“Orange Beach”) to the Local General Partner for $31,519.  Orange Beach was appraised for $375,000 and had a mortgage note balance of $1,029,413 at December 31, 2010.  The Partnership will use the cash proceeds to pay $26,168 of accrued fees and expenses due to General Partner and affiliates and is going to retain the remaining $5,351 in reserves for future operating expenses of the Partnership.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $3,063, legal expenses of $288 and has agreed to pay the cost of the Local Limited Partnership’s final tax return which will cost $2,000.  Therefore, a gain of $26,168 will be recorded during the three months ended June 30, 2011.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

The Partnership also sold its Local Limited Partnership Interest in Wilcam Housing, Ltd. (“Wilcam”) to the Local General Partner for $17,750.  Wilcam was appraised for $450,000 and had a mortgage note balance of $591,672 at December 31, 2010.  The Partnership will use the cash proceeds to pay $14,736 of accrued fees and expenses due to General Partner and affiliates and is going to retain the remaining $3,014 in reserves for future operating expenses of the Partnership.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $3,063, legal expenses of $288 and has agreed to pay the cost of the Local Limited Partnership’s final tax return which will cost $2,000.  Therefore, a gain of $12,399 will be recorded during the three months ended June 30, 2011.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

On May 31, 2011, the Partnership sold its Local Limited Partnership Interest in Parks I Limited Partnership (“Parks”) to an affiliate of the Local General Partner.  Parks was appraised for $570,000 and had a mortgage note balance of $1,156,126 at December 31, 2010.  The Local Limited Partnership Interest was sold for $30,000, the Partnership will use the cash proceeds to pay $15,000 of accrued asset management fees with the balance of $15,000 to be retained in reserves for future operating expenses of the Partnership.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $2,400 and the legal expense is not yet known.  Therefore the estimated gain on this sale will be $27,600, but will be adjusted during the three months ended June 30, 2011 for the legal expense and any other expense that is incurred by the Partnership related to this disposition.  No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period has expired so there is no risk of tax credit recapture.

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

While appraisals have been performed on substantially all of the Local Limited Partnerships, Fairview Village V, Limited Partnership and Village Lane Properties, Limited Partnership have both been identified for disposition as of March 31, 2011.  Contracts are under review by each of the potential purchasers of the Local Limited Partnership Interests for both of these Local Limited Partnerships.  The Partnership estimates a closing date of August 2011 for the Local Limited Partnership Interest sales.  The purchase price is still under negotiations.

Method of Accounting For Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership.  The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership.  Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and were being amortized over 30 years (See Notes 2 and 3).

"Equity in losses of Local Limited Partnerships" for each year ended March 31 has been recorded by the Partnership based on the twelve months of reported results provided by the Local Limited Partnerships for each year ended December 31. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of March 31, 2011 and 2010, the Partnership had no cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for the periods presented.

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

Amortization

Acquisition fees and costs were amortized over 30 years using the straight-line method. For the years ended March 31, 2011, 2010, and 2009 amortization expense was $0, $0 and $340, respectively.

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining tax credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2011, 2010 and 2009 impairment loss related to investments in Local Limited Partnerships was $0, $0 and $4,789, respectively.

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

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it did not have a material impact on the Partnership’s financial condition or results of operations.

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It became effective for as of and for the interim period ended June 30, 2009 and had no impact on the Partnership’s financial condition or results of operations.

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment was effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2011 and 2010, the Partnership owns Local Limited Partnership interests in 40 and 46 Local Limited Partnerships, respectively, each of which owns one Housing Complex, except for one Local Limited Partnership which owns three Housing Complexes, consisting of an aggregate 1,425 and 1,622 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2011 and 2010 are approximately $9,721,000 and $9,998,000 respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined financial statements presented below.  This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account along with impairment losses recorded in the Partnership’s investment account.

At March 31, 2011 and 2010, the investment accounts in all of the Local Limited Partnerships have reached a zero balance. Consequently, all of the Partnership’s estimate of its share of losses for the years ended March 31, 2011, 2010 and 2009, amounting to approximately $890,000, $1,160,000 and $1,097,000, respectively, have not been recognized. As of March 31, 2011, the aggregate share of net losses not recognized by the Partnership amounted to $10,335,000.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for periods presented:

	For the Years Ended March 31,

	2011	2010	2009

Investments per balance sheet, beginning of period	$-	$-	$25,029
Impairment loss	-	-	(4,789)
Equity in losses of Local Limited Partnerships	-	-	(19,900)
Amortization of paid acquisition fees and costs	-	-	(340)

Investments per balance sheet, end of period	$-	$-	$-

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

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

COMBINED CONDENSED BALANCE SHEETS

	2010	2009
ASSETS

Buildings and improvements (net of accumulated depreciation as of December 31, 2010 and 2009 of $27,474,000 and $31,241,000, respectively)	$24,688,000	$31,561,000
Land	4,003,000	4,315,000
Other assets	5,569,000	6,830,000

Total assets	$34,260,000	$42,706,000

LIABILITIES

Mortgage loans payable	$37,053,000	$45,660,000
Due to related parties	642,000	594,000
Other liabilities	1,204,000	1,196,000

Total liabilities	38,899,000	47,450,000

PARTNERS’ EQUITY (DEFICIT)

WNC Housing Tax Credit Fund III, L.P.	(9,721,000)	(9,998,000)
Other partners	5,082,000	5,254,000

Total partners’ equity (deficit)	(4,639,000)	(4,744,000)

Total liabilities and partners’ equity (deficit)	$34,260,000	$42,706,000

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2010	2009	2008

Revenues	$7,483,000	$8,398,000	$8,290,000

Expenses:
Operating expenses	5,602,000	6,399,000	6,216,000
Interest expense	1,195,000	1,211,000	1,309,000
Depreciation and amortization	1,588,000	1,881,000	1,896,000

Total expenses	8,385,000	9,491,000	9,421,000

Net operating loss	$(902,000)	$(1,093,000)	$(1,131,000)
Net loss allocable to the Partnership	$(890,000)	$(1,160,000)	$(1,120,000)

Net loss recorded by the Partnership	$-	$-	$(20,000)

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

Troubled Housing Complexes

One Local Limited Partnership, Whitted Forest Limited Partnership (“Whitted Forest”), has been experiencing operational issues. Whitted Forest has consistently had occupancy below acceptable levels, negative cash flow and a low debt coverage ratio. In 2005, the Partnership received its final allocation of Low Income Housing Tax Credits from this Housing Complex.  The Compliance Period expired on December 31, 2009, therefore there is no risk of recapture.

The lender, Sun Trust, reached an understanding with Whitted Forest and was willing to accept an offer to retire the debt.  However, the bank modified their proposal which was not acceptable to Whitted Forest.  In March 2011, Whitted Forest filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.  Since then the parties have worked out an arrangement to sell the asset and provide the funds to Sun Trust.  The Court has confirmed.  Marketing activities have begun to sell the apartment community.

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

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

An annual asset management fee equal to 0.5% of the Invested Assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership Interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $267,577, $296,396 and $298,697 were incurred for the years ended March 31, 2011, 2010 and 2009, respectively, of which $84,126, $5,000 and $20,000 were paid during the years ended March 31, 2011, 2010 and 2009, respectively.

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership.  Operating expense reimbursements were approximately $164,060, $5,000 and $63,460 during the years ended March 31, 2011, 2010 and 2009, respectively.

A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold.  Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2002 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.  No such fee was incurred in the three year period ended March 31, 2011.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,

	2011	2010

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$156,864	$93,061
Asset management fee payable	4,496,368	4,312,917
Advances made to the Partnership from the General Partner or an affiliate	45,827	-

Total	$4,699,059	$4,405,978

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2012.

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31

2011

Income	$15,000	$3,000	$1,000	$42,000

Operating expenses and loss	(86,000)	(115,000)	(106,000)	(122,000)

Loss from operations	(71,000)	(112,000)	(105,000)	(80,000)

Gain on sale of Local Limited Partnerships	5,000	110,000	27,000	-

Net loss	(66,000)	(2,000)	(78,000)	(80,000)

Net loss available to Limited Partners	(65,000)	(2,000)	(77,000)	(80,000)

Net loss per Partnership Unit	(4)	-	(5)	(6)

	June 30	September 30	December 31	March 31

2010

Income	$25,000	$11,000	$-	$40,000

Operating expenses and loss	(106,000)	(143,000)	(93,000)	(92,000)

Loss from operations	(81,000)	(132,000)	(93,000)	(52,000)

Gain on sale of Local Limited Partnerships	-	-	-	54,000

Net income (loss)	(81,000)	(132,000)	(93,000)	2,000

Net income (loss) available to Limited Partners	(80,000)	(130,000)	(92,000)	1,000

Net income (loss) per Partnership Unit	(5)	(9)	(6)	-

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

	June 30	September 30	December 31	March 31

2009

Income	$15,000	$9,000	$-	$6,000

Operating expenses and loss	(82,000)	(121,000)	(120,000)	(136,000)

Loss from operations	(67,000)	(112,000)	(120,000)	(130,000)

Equity in losses of Local Limited Partnerships	(4,000)	(4,000)	(4,000)	(8,000)

Gain on sale of Local Limited Partnerships	-	-	30,000	-

Net loss	(71,000)	(116,000)	(94,000)	(138,000)

Net loss available to Limited Partners	(70,000)	(115,000)	(93,000)	(136,000)

Net loss per Partnership Unit	(5)	(8)	(6)	(9)

NOTE 5 - ADVANCES TO LOCAL LIMITED PARTNERSHIPS

During the years ended March 31, 2011 and 2010 the Partnership voluntarily advanced $60,161 and $49,732, respectively, to one Local Limited Partnership, Whitted Forest Limited Partnership, as a result of the Local Limited Partnership experiencing operational issues. As of March 31, 2011, 2010 and 2009, total advances made to this Local Limited Partnership were $248,850, $188,688 and $138,956, respectively. All advances were reserved in full the year they were advanced.

NOTE 6 – CAPITAL CONTRIBUTION BY GENERAL PARTNER

In prior years, the Partnership had received cash advances from the General Partner or affiliates totaling $72,511 at March 31, 2010, which were in turn advanced to Whitted Forest Limited Partnership to aid the property with its operational issues.  The General Partner forgave the debt as it was deemed uncollectible.  The cancellation of that debt is considered a capital contribution by the General Partner to the Partnership and as such it is reflected in the statement of partners’ deficit in the accompanying financial statements.

NOTE 7 -  SUBSEQUENT EVENTS

As of March 31, 2011 the seven following Local Limited Partnerships were identified for disposition and all six limited partner interests were sold on May 1, 2011.

The Partnership sold its Local Limited Partnership Interest in Cherokee Housing, Ltd. (“Cherokee”) to the Local General Partner for $17,673.  Cherokee was appraised for $335,000 and had a mortgage note balance of $589,099 at December 31, 2010.  The Partnership will use the cash proceeds to pay $14,672 of accrued fees and expenses due to General Partner and affiliates and is going to retain the remaining $3,001 in reserves for future operating expenses of the Partnership.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $3,063, legal expenses of $288 and has agreed to pay the cost of the Local Limited Partnership’s final tax return which will cost $2,000.   Therefore, a gain of $12,322 will be recorded during the three months ended June 30, 2011. No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 7 -  SUBSEQUENT EVENTS, continued

The Partnership also sold its Local Limited Partnership Interest in Coffeeville Housing, Ltd. (“Coffeeville”) to the Local General Partner for $15,311.  Coffeeville was appraised for $280,000 and had a mortgage note balance of $510,375 at December 31, 2010.  The Partnership will use the cash proceeds to pay $12,711 of accrued fees and expenses due to General Partner and affiliates and is going to retain the remaining $2,600 in reserves for future operating expenses of the Partnership.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $3,063, legal expenses of $288 and has agreed to pay the cost of the Local Limited Partnership’s final tax return which will cost $2,000.  Therefore, a gain of $9,960 will be recorded during the three months ended June 30, 2011.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

The Partnership also sold its Local Limited Partnership Interest in Coosa County Housing, Ltd. (“Coosa County”) to the Local General Partner for $15,451.  Coosa County was appraised for $350,000 and had a mortgage note balance of $515,037 at December 31, 2010.  The Partnership will use the cash proceeds to pay $12,828 of accrued fees and expenses due to General Partner and affiliates and is going to retain the remaining $2,623 in reserves for future operating expenses of the Partnership.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $3,063, legal expenses of $288 and has agreed to pay the cost of the Local Limited Partnership’s final tax return which will cost $2,000.  Therefore, a gain of $10,100 will be recorded during the three months ended June 30, 2011.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

The Partnership also sold its Local Limited Partnership Interest in Ft. Deposit Housing Ltd. (“Ft. Deposit”) to the Local General Partner for $20,095.  Ft. Deposit was appraised for $380,000 and had a mortgage note balance of $669,824 at December 31, 2010.  The Partnership will use the cash proceeds to pay $16,683 of accrued fees and expenses due to General Partner and affiliates and is going to retain the remaining $3,412 in reserves for future operating expenses of the Partnership.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $3,063, legal expenses of $288 and has agreed to pay the cost of the Local Limited Partnership’s final tax return which will cost $2,000.  Therefore, a gain of $14,744 will be recorded during the three months ended June 30, 2011.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

The Partnership also sold its Local Limited Partnership Interest in Orange Beach Housing, Ltd. (“Orange Beach”) to the Local General Partner for $31,519.  Orange Beach was appraised for $375,000 and had a mortgage note balance of $1,029,413 at December 31, 2010.  The Partnership will use the cash proceeds to pay $26,168 of accrued fees and expenses due to General Partner and affiliates and is going to retain the remaining $5,351 in reserves for future operating expenses of the Partnership.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $3,063, legal expenses of $288 and has agreed to pay the cost of the Local Limited Partnership’s final tax return which will cost $2,000.  Therefore, a gain of $26,168 will be recorded during the three months ended June 30, 2011.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 7 -  SUBSEQUENT EVENTS, continued

The Partnership also sold its Local Limited Partnership Interest in Wilcam Housing, Ltd. (“Wilcam”) to the Local General Partner for $17,750.  Wilcam was appraised for $450,000 and had a mortgage note balance of $591,672 at December 31, 2010.  The Partnership will use the cash proceeds to pay $14,736 of accrued fees and expenses due to General Partner and affiliates and is going to retain the remaining $3,014 in reserves for future operating expenses of the Partnership.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $3,063, legal expenses of $288 and has agreed to pay the cost of the Local Limited Partnership’s final tax return which will cost $2,000.  Therefore, a gain of $12,399 will be recorded during the three months ended June 30, 2011.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

On May 31, 2011, the Partnership sold its Local Limited Partnership Interest in Parks I Limited Partnership (“Parks”) to an affiliate of the Local General Partner.  Parks was appraised for $570,000 and had a mortgage note balance of $1,156,126 at December 31, 2010.  The Local Limited Partnership Interest was sold for $30,000, the Partnership will use the cash proceeds to pay $15,000 of accrued asset management fees with the balance of $15,000 to be retained in reserves for future operating expenses of the Partnership.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $2,400 and the legal expense is not yet known.  Therefore the estimated gain on this sale will be $27,600, but will be adjusted during the three months ended June 30, 2011 for the legal expense and any other expense that is incurred by the Partnership related to this disposition.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture.

While appraisals have been performed on substantially all of the Local Limited Partnerships, Fairview Village V, Limited Partnership and Village Lane Properties, Limited Partnership have both been identified for disposition as of March 31, 2011.  Contracts are under review by each of the potential purchasers of the Local Limited Partnership Interests for both of these Local Limited Partnerships.  The Partnership estimates a closing date of August 2011 for the Local Limited Partnership Interest sales.  The purchase price is still under negotiations.

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

(b)	Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), and 15d-15(f), for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2011. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2011.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President and Chief Executive Officer
Michael J. Gaber	Chief Operating Officer and Executive Vice President
David N. Shafer, Esq.	Executive Vice President
Darrick Metz	Senior Vice President - Originations
Christine A. Cormier	Senior Vice President – Fund Management
Melanie R. Wenk	Vice President – Accounting and Finance - Chief Financial Officer
Paula Hall	Vice President – Asset Management
Gregory S. Hand	Vice President – Acquisitions
Kelly Henderson	Vice President – Acquisitions
Thomas F. Maxwell	Vice President – Originations
Kay L. Cooper	Director of WNC & Associates, Inc.
Jennifer E. Cooper	Director of WNC & Associates, Inc.

In addition to Wilfred N. Cooper, Sr., the directors of WNC & Associates, Inc. are Wilfred N. Cooper, Jr., Kay L. Cooper and Jennifer E. Cooper.

Wilfred N. Cooper, Sr., age 80, is the founder and Chairman of the Board of Directors of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by WNC & Associates, Inc. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders (“NAHB”), a National Trustee for NAHB’s Political Action Committee, and a past Chairman of NAHB’s Multifamily Council. He is a Life Trustee of the National Housing Conference, and a co-founder and Director Emeritus of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 48, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined WNC & Associates, Inc. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Orange County Advisory Board of U.S. Bank and the New York State Association for Affordable Housing, the Board of Trustees of NHC, and the Tax Policy Council of the National Trust for Historic Preservation.  He is a member of the Urban Land Institute and of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

Michael J. Gaber, age 45, is Chief Operating Officer, an Executive Vice President, chair of the Acquisition Committee and oversees the Property Acquisition and Investment Management groups of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with WNC & Associates, Inc. since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with a large financial institution. Mr. Gaber is a member of the Housing Credit Group of NAHB and of National Housing and Rehabilitation Association (“NH&RA”). Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration – Finance.

David N. Shafer, age 58, is an Executive Vice President, chair of the Portfolio Disposition Committee, a member of the Acquisition Committee and oversees the New Markets Tax Credit group of WNC & Associates, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining WNC & Associates, Inc. in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, a Director of the Council for Affordable and Rural Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Laws degree in Taxation.

Darrick Metz, age 40, is Senior Vice President – Originations of WNC & Associates, Inc. He has been involved in multifamily property underwriting, acquisition and investment activities since 1991. Prior to joining WNC in 1999, he was employed by a Minnesota development company specializing in Tax Credit and market rate multifamily projects. Mr. Metz also worked with the Minnesota Housing Finance Agency (“MHFA”), where he held the position of Senior Housing Development Officer. While at MHFA, he was responsible for the allocation of Tax Credits, HOME funds and state loan products. Mr. Metz is active in the Qualified Allocation Plan Tax Credit Advisory Committee for the Wisconsin Housing and Economic Development Authority, a member of MHFA’s Multifamily Technical Assistance and a board member of NH&RA. He graduated from St. Cloud State University in 1993 with a Bachelor of Science degree in finance/economics.

Christine A. Cormier, age 52, is Senior Vice President – Fund Management, a member of the Placement Committee and the Disposition Committee, and oversees the fund management group of WNC & Associates, Inc. Ms. Cormier has been active in the real estate industry since 1985. Prior to joining WNC in 2008, Ms. Cormier was with another major tax credit syndicator for over 12 years where she was the Managing Director of investor relations. Ms. Cormier graduated from Bentley University in 1982 with a Bachelor of Science degree (summa cum laude) in accounting and computer science.

Melanie R. Wenk, age 43, is Vice President – Accounting and Finance – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

Paula Hall, age 44, is Vice President – Asset Management, a member of the Acquisition Committee, and oversees the asset management group of WNC & Associates, Inc. She joined WNC in 1997 and has more than 21 years of property management experience. Ms. Hall is a Certified Occupancy Specialist (CPO), Housing Credit Certified Professional (HCCP), and Certified Property Manager (CPM) candidate. Prior to joining WNC, she was a property manager for NHP Property Management (AIMCO) where she oversaw operations, training and development.

Gregory S. Hand, age 47, is Vice President – Acquisitions and oversees the property underwriting activities of the Irvine office of WNC & Associates, Inc. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining WNC in 1998, he was a portfolio asset manager with a national Tax Credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Kelly Henderson, Esq., age 39, is Vice President – Acquisitions and oversees the property underwriting activities of the New York City office of WNC & Associates, Inc. Prior to joining WNC in 2006, she was Vice President – Acquisitions and Senior Counsel with a national Tax Credit syndicator.  Ms. Henderson has been underwriting Tax Credit properties since 1999. She graduated from the State University of New York at Geneseo in 1993 with a Bachelor of Arts degree in political science, and from the New England School of Law in 1996 with a Juris Doctor degree.  She is licensed to practice law in the States of New York and Massachusetts.

Thomas F. Maxwell, age 59, is Vice President – Originations of the Northeast Region. He has 17 years of experience in the Tax Credit industry, and more than 30 years of real estate experience, including originating, structuring and closing all types of affordable housing developments. Prior to joining WNC in 2009, he served as a team leader for a national Tax Credit syndicator for nine years. Mr. Maxwell graduated from Case Western Reserve University in 1974 with a Bachelor of Arts degree in English, and from Boston University in 1980 with a Master of Business Administration degree.

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

Neither the Partnership nor the General Partner has an audit committee.

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

For services rendered by the General Partner or an Affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such Affiliate may receive an annual asset management fee in an amount equal to 0.5% of Invested Assets in Local Limited Partnerships which are subsidized under one or more Federal, state or local housing assistance programs. The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Asset management fees of  $267,577, $296,396, and $298,697 were incurred the years ended March 31, 2011, 2010 and 2009, respectively. The Partnership paid the General Partner and or its affiliates $84,126, $5,000 and $20,000 of those fees during the years ended March 31, 2011, 2010 and 2009, respectively.

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $156,864, $93,061 and $6,582 for the years ended March 31, 2011, 2010 and 2009, respectively.   The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $164,060, $5,000 and $63,460 during the years ended March 31, 2011, 2010 and 2009, respectively.

(c)	Interest in Partnership

The General Partner receives 1% of the Partnership’s allocated Low Income Housing Tax Credits, which were $0, for the General Partner in the aggregate for each of the tax years (calendar years) ended December 31, 2010,
2009 and 2008. The General Partner is also entitled to receive 1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2011, 2010 and 2009.  The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 1% and the Limited Partners 99% of any remaining proceeds.  There were no distributions of cash to the General Partner during the years ended March 31, 2011, 2010 and 2009.

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

(a)
The General Partner manages all of the Partnership’s affairs.  The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner’s interests in the Partnership, as discussed in Item 11 and in the notes to the Partnership’s financial statements.

(b)	The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2011	2010

Audit Fees	$34,100	$62,266
Audit-related Fees	-	-
Tax Fees	3,035	3,035
All Other Fees	-	-
TOTAL	$37,135	$65,301

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by the General Partner.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)	List of financial statements included in Part II hereof:

Balance Sheets, March 31, 2011 and 2010
Statements of Operations for the years ended March 31, 2011, 2010 and 2009
Statements of Partners’ Deficit for the years ended March 31, 2011, 2010 and 2009
Statements of Cash Flows for the years ended March 31, 2011, 2010 and 2009
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

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2011

		As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Improvements	Accumulated Depreciation	Net Book Value

Beaumont Elderly Housing, L.P.	Beaumont, Mississippi	$229,000	$229,000	$892,000	$62,000	$1,248,000	$517,000	$793,000

Brownfield Seniors Community, Ltd.	Brownfield, Texas	147,000	147,000	653,000	38,000	865,000	452,000	451,000

Buffalo Apartments, Ltd.	Buffalo, Texas	91,000	91,000	368,000	10,000	656,000	306,000	360,000

Cambridge Court Associates Limited Partnership	Grottoes, Virginia	254,000	254,000	1,236,000	59,000	1,606,000	749,000	916,000

Cherokee Housing, Ltd. (1)	Cedar Bluff, Alabama	110,000	110,000	589,000	44,000	731,000	366,000	409,000

Chester Associates I, a Limited Partnership	Chester, Illinois	159,000	159,000	654,000	37,000	997,000	660,000	374,000

Clinton Terrace Apartments, Ltd.	Albany, Kentucky	138,000	138,000	717,000	24,000	865,000	375,000	514.000

Coffeeville Housing, Ltd. (1)	Coffeeville, Alabama	103,000	103,000	510,000	34,000	649,000	326,000	357,000

Coosa County Housing, Ltd. (1)	Rockford, Alabama	103,000	103,000	515,000	32,000	699,000	335,000	396,000

Crockett Manor, Ltd.	Crockett, Texas	184,000	184,000	784,000	80,000	1,186,000	549,000	717,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2011

		As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Improvements	Accumulated Depreciation	Net Book Value

Crockett Manor Senior Citizens Complex, Ltd.	Crockett, Texas	203,000	203,000	961,000	23,000	1,433,000	536,000	920,000

Delta Manor, L.P.	Techula, Mississippi	227,000	227,000	1,180,000	41,000	1,575,000	1,063,000	553,000

Eupora Apartments, L.P.	Eupora, Mississippi	138,000	138,000	1,148,000	26,000	1,445,000	650,000	821,000

Fairview Village V, Limited Partnership (2)	Carroll, Iowa	119,000	119,000	543,000	45,000	776,000	402,000	419,000

Fox Lake Manor Limited Partnership	Fox Lake, Wisconsin	84,000	84,000	346,000	6,000	474,000	308,000	172,000

Ft. Deposit Housing, Ltd. (1)	Fort Deposit, Alabama	127,000	127,000	670,000	56,000	811,000	419,000	448,000

Gulf Coast Apartments, L.P.	Gulfport, Mississippi	320,000	320,000	1,266,000	33,000	1,983,000	1,129,000	887,000

Gulf Coast Apartments of Long Beach, L.P.	Long Beach, Mississippi	315,000	315,000	1,296,000	48,000	1,973,000	1,117,000	904,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2011

		As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Improvements	Accumulated Depreciation	Net Book Value
HOI Limited Partnership of Benson	Benson, North Carolina	269,000	269,000	888,000	316,000	1,523,000	811,000	1,028,000

HOI Limited Partnership of Dallas	Dallas, North Carolina	366,000	366,000	1,552,000	309,000	2,042,000	1,148,000	1,203,000

HOI Limited Partnership of Dunn	Dunn, North Carolina	170,000	170,000	724,000	207,000	938,000	565,000	580,000

HOI Limited Partnership of Kings Mt.	Kings Mountain, North Carolina	262,000	262,000	1,109,000	224,000	1,512,000	808,000	928,000

HOI Limited Partnership of Lee	Sanford, North Carolina	419,000	419,000	1,771,000	455,000	2,304,000	1,232,000	1,527,000

HOI Limited Partnership of Sanford	Sanford, North Carolina	277,000	277,000	1,618,000	345,000	1,929,000	992,000	1,282,000

HOI Limited Partnership of Selma	Selma, North Carolina	271,000	271,000	889,000	358,000	1,537,000	865,000	1,030,000

Killbuck Limited Partnership	Killbuck, Ohio	151,000	151,000	713,000	32,000	906,000	601,000	337,000

Levelland Manor, L.P.	Levelland, Texas	175,000	175,000	862,000	28,000	1,115,000	496,000	647,000

Oakdale Senior Housing Limited Partnership	Oakdale, California	919,000	919,000	2,488,000	400,000	4,271,000	2,484,000	2,187,000

Orange Beach Housing, Ltd. (1)	Orange Beach, Alabama	208,000	208,000	1,029,000	73,000	1,327,000	619,000	781,000

Parks I Limited Partnership (1)	Chatham, Virginia	253,000	253,000	1,156,000	63,000	1,630,000	769,000	924,000

Post Manor, L.P.	Post, Texas	122,000	122,000	603,000	35,000	703,000	314,000	424,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2011

		As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Improvements	Accumulated Depreciation	Net Book Value

Red Bud Associates I, a Limited Partnership	Red Bud, Illinois	135,000	135,000	564,000	30,000	959,000	604,000	385,000

Steeleville Associates I, a Limited Partnership	Steeleville, Illinois	110,000	110,000	510,000	32,000	725,000	461,000	296,000

Tanglewood Limited Partnership	Frankfurt, Ohio	212,000	212,000	1,016,000	20,000	1,327,000	859,000	488,000

Village Lane Properties, a Limited Partnership (2)	Farmington, Arkansas	168,000	168,000	823,000	130,000	854,000	622,000	362,000

Whitted Forest Limited Partnership	Hillsborough, North Carolina	685,000	685,000	885,000	117,000	1,935,000	748,000	1,304,000

Wilcam Housing, Ltd. (1)	Camden, Alabama	106,000	106,000	592,000	26,000	764,000	363,000	427,000

Wills Point Manor, L.P.	Wills Point, Texas	124,000	124,000	600,000	26,000	741,000	333,000	434,000

Woodlands Apartments, L.P.	Mount Pleasant, Texas	239,000	239,000	1,194,000	46,000	1,412,000	671,000	787,000

Woodview Limited Partnership	Chillicothe, Illinois and Glassford, Illinois	269,000	269,000	1,139,000	33,000	1,736,000	850,000	919,000

		$8,961,000	$8,961,000	$37,053,000	$4,003,000	$52,162,000	$27,474,000	$28,691,000

(1) The Local Limited Partnership was identified for disposition and the Local Limited Partnership Interest was sold subsequent to March 31, 2011.
(2) The Local Limited Partnership was identified for disposition as of March 31, 2011.

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2011

	For the year ended December 31, 2010
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

Beaumont Elderly Housing, L.P.	144,000	(23,000)	1995	Completed	45

Brownfield Seniors Community, Ltd.	108,000	(15,000)	1994	Completed	40

Buffalo Apartments, Ltd.	119,000	(6,000)	1995	Completed	35

Cambridge Court Associates Limited Partnership	211,000	(2,000)	1992	Completed	35

Cherokee Housing, Ltd. (1)	99,000	(6,000)	1993	Completed	40

Chester Associates I, a Limited Partnership	102,000	(20,000)	1992	Completed	27.5

Clinton Terrace Apartments, Ltd.	96,000	(8,000)	1993	Completed	40

Coffeeville Housing, Ltd. (1)	81,000	(14,000)	1993	Completed	40

Coosa County Housing, Ltd. (1)	96, 000	2,000	1992	Completed	40

Crockett Manor, Ltd.	207,000	10,000	1994	Completed	40

Crockett Manor Senior Citizens Complex, Ltd	166,000	(16,000)	1993	Completed	50

Delta Manor, L.P.	204,000	(47,000)	1993	Completed	27.5

Eupora Apartments, L.P.	175,000	(1,000)	1992	Completed	40

Fairview Village V, Limited Partnership (2)	102,000	6,000	1992	Completed	40

Fox Lake Manor Limited Partnership	53,000	(6,000)	1994	Completed	27.5

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2010

	For the year ended December 31, 2010
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

Ft. Deposit Housing, Ltd. (1)	119,000	(7,000)	1992	Completed	40

Gulf Coast Apartments, L.P.	272,000	(28,000)	1993	Completed	30

Gulf Coast Apartments of Long Beach, L.P.	291,000	(40,000)	1993	Completed	30

HOI Limited Partnership of Benson	284,000	6,000	1993	Completed	40

HOI Limited Partnership of Dallas	304,000	(12,000)	1993	Completed	40

HOI Limited Partnership of Dunn	185,000	(11,000)	1993	Completed	40

HOI Limited Partnership of Kings Mt.	204,000	(30,000)	1993	Completed	40

HOI Limited Partnership of Lee	432,000	(5,000)	1993	Completed	40

HOI Limited Partnership of Sanford	336,000	(24,000)	1993	Completed	40

HOI Limited Partnership of Selma	321,000	23,000	1993	Completed	40

Killbuck Limited Partnership	89,000	(34,000)	1992	Completed	27.5

Levelland Manor, L.P.	156,000	(27,000)	1993	Completed	40

Oakdale Senior Housing Limited Partnership	544,000	(110,000)	1993	Completed	30

Orange Beach Housing, Ltd. (1)	133,000	(29,000)	1994	Completed	40

Parks I Limited Partnership (1)	254,000	(29,000)	1993	Completed	40

Post Manor, L.P.	91,000	(17,000)	1992	Completed	40

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2011

	For the year ended December 31, 2010
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

Red Bud Associates I, a Limited Partnership	85,000	(21,000)	1992	Completed	27.5

Steeleville Associates I, a Limited Partnership	68,000	(15,000)	1992	Completed	27.5

Tanglewood Limited Partnership	124,000	(49,000)	1992	Completed	27.5

Village Lane Properties, a Limited Partnership (2)	219,000	(16,000)	1993	Completed	25

Whitted Forest Limited Partnership	43,000	(215,000)	1993	Completed	40

Wilcam Housing, Ltd. (1)	101,000	(8,000)	1993	Completed	40

Wills Point Manor, L.P.	101,000	(11,000)	1992	Completed	40

Woodlands Apartments, L.P.	210,000	(24,000)	1992	Completed	40

Woodview Limited Partnership	194,000	(23,000)	1992	Completed	40

	$7,123,000	$(902,000)

(1) The Local Limited Partnership was identified for disposition and Local Limited Partnership Interest was sold subsequent to March 31, 2011.

(2) The Local Limited Partnership was identified for disposition as of March 31, 2011.

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

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2009

		As of March 31, 2009		As of December 31, 2008
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Improvements	Accumulated Depreciation	Net Book Value

Coffeeville Housing, Ltd.	Coffeeville, Alabama	103,000	103,000	519,000	34,000	635,000	298,000	371,000

Coosa County Housing, Ltd.	Rockford, Alabama	103,000	103,000	527,000	32,000	661,000	305,000	388,000

Crockett Manor, Ltd.	Crockett, Texas	184,000	184,000	823,000	80,000	1,169,000	473,000	776,000

Crockett Manor Senior Citizens Complex, Ltd.	Crockett, Texas	203,000	203,000	982,000	23,000	1,375,000	464,000	934,000

Delta Manor, L.P.	Techula, Mississippi	227,000	227,000	1,194,000	41,000	1,563,000	938,000	666,000

Eupora Apartments, L.P.	Eupora, Mississippi	138,000	138,000	1,163,000	26,000	1,445,000	579,000	892,000

Fairview Village V, Limited Partnership	Carroll, Iowa	119,000	119,000	556,000	45,000	775,000	362,000	458,000

Fox Lake Manor Limited Partnership	Fox Lake, Wisconsin	84,000	84,000	356,000	6,000	474,000	274,000	206,000

Ft. Deposit Housing, Ltd.	Fort Deposit, Alabama	127,000	127,000	678,000	56,000	811,000	384,000	483,000

Gulf Coast Apartments, L.P.	Gulfport, Mississippi	320,000	320,000	1,313,000	33,000	1,951,000	1,005,000	979,000

Gulf Coast Apartments of Long Beach, L.P.	Long Beach, Mississippi	315,000	315,000	1,337,000	47,000	1,943,000	996,000	994,000

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2009

		As of March 31, 2009		As of December 31, 2008
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Improvements	Accumulated Depreciation	Net Book Value

Heritage Colonial Homes, L.P.	Blackshear, Georgia	115,000	115,000	498,000	20,000	732,000	296,000	456,000

HOI Limited Partnership of Benson	Benson, North Carolina	269,000	269,000	1,002,000	274,000	1,509,000	725,000	1,058,000

HOI Limited Partnership of Dallas	Dallas, North Carolina	366,000	366,000	1,593,000	299,000	2,013,000	1,042,000	1,270,000

HOI Limited Partnership of Dunn	Dunn, North Carolina	170,000	170,000	760,000	190,000	917,000	514,000	593,000

HOI Limited Partnership of Kings Mt.	Kings Mountain, North Carolina	262,000	262,000	1,142,000	219,000	1,469,000	739,000	949,000

HOI Limited Partnership of Lee	Sanford, North Carolina	419,000	419,000	1,828,000	157,000	2,558,000	1,108,000	1,607,000

HOI Limited Partnership of Sanford	Sanford, North Carolina	277,000	277,000	1,634,000	100,000	2,163,000	845,000	1,418,000

HOI Limited Partnership of Selma	Selma, North Carolina	271,000	271,000	979,000	145,000	1,707,000	777,000	1,075,000

Killbuck Limited Partnership	Killbuck, Ohio	151,000	151,000	722,000	32,000	904,000	538,000	398,000

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

Date:  June 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:           /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date:  June 28, 2011

By:           /s/ Melanie R. Wenk
Melanie R. Wenk,
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:  June 28, 2011

By:           /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date:  June 28, 2011

By:           /s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date:  June 28, 2011