Form 10-Q
period 2011-06-30
WNC HOUSING TAX CREDIT FUND III L P
filed 2011-08-17
CIK 875278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer___ Accelerated filer___ Non-accelerated filer___X__Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___No __X__

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended June 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of June 30, 2011 and March 31, 2011	3

Condensed Statements of Operations
For the Three Months Ended June 30, 2011 and 2010	4

Condensed Statement of Partners' Deficit
For the Three Months Ended June 30, 2011	5

Condensed Statements of Cash Flows
For the Three Months Ended June 30, 2011 and 2010	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures about Market Risks	22

Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	23

Item 4. (Removed and Reserved)	23

Item 5. Other Information	23

Item 6. Exhibits	23

Signatures	24

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2011	March 31, 2011

ASSETS

Cash	$42,846	$57,638
Investments in Local Limited Partnerships, net (Note 2)	-	-
Sales proceeds receivable	30,000	-
Other assets	91,617	118,262

Total Assets	$164,463	$175,900

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$4,574,576	$4,699,059
Accrued expenses	33,661	-

Total Liabilities	4,608,237	4,699,059

Partners’ Deficit:
General Partner	(13,174)	(13,968)
Limited Partners (15,000 Partnership Units authorized;
15,000 Partnership Units issued and outstanding)	(4,430,600)	(4,509,191)

Total Partners’ Deficit	(4,443,774)	(4,523,159)

Total Liabilities and Partners’ Deficit	$164,463	$175,900

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
	Three Months	Three Months

Reporting fees	$10,143	$14,565

Total operating income	10,143	14,565

Operating expenses:
Asset management fees (Note 3)	50,760	71,604
Legal and accounting fees	35,839	3,710
Write off of advances to Local Limited Partnerships (Note 4)	-	8,950
Other	8,181	1,509

Total operating expenses	94,780	85,773

Loss from operations	(84,637)	(71,208)

Gain on sale of Local Limited
Partnerships (Note 1)	164,015	5,406

Interest income	7	13

Net income (loss)	$79,385	$(65,789)

Net income (loss) allocated to:
General Partner	$794	$(658)

Limited Partners	$78,591	$(65,131)

Net income (loss) per Partnership Unit	$5	$(4)

Outstanding weighted Partnership Units	15,000	15,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Three Months Ended June 30, 2011
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2011	$(13,968)	$(4,509,191)	$(4,523,159)

Net income	794	78,591	79,385

Partners’ deficit at June 30, 2011	$(13,174)	$(4,430,600)	$(4,443,774)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010

Cash flows from operating activities:
Net income (loss)	$79,385	$(65,789)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:	(17,139)
Increase in other assets		(5,000)
Decrease in accrued fees and expenses due to
General Partner and affiliates	(124,483)	(5,583)
Increase in accrued expenses	33,661	-
Decrease in due to Local Limited Partnership	-	(1,028)
Gain on sale of Local Limited Partnerships	(164,015)	(5,406)

Net cash used in operating activities	(192,591)	(82,806)

Cash flows from investing activities:
Proceeds from sale of Local Limited Partnerships	177,799	5,406
Advances made to Local Limited Partnership	-	(8,950)
Write off of advances made to Local Limited Partnership	-	8,950

Net cash provided by investing activates	177,799	5,406

Net decrease in cash	(14,792)	(77,400)

Cash, beginning of period	57,638	110,204

Cash, end of period	$42,846	$32,804

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITES

Gain on sale of Local Limited Partnerships and sales proceeds receivable were increased due to the sale of a Local Limited Partnership.	$30,000	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2011.

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

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership’s ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years (the “Compliance Period”), the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership’s investment in the Housing Complex would occur. The Partnership is a limited partner or a non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership’s investments in Local Limited Partnerships, nor the Local Limited Partnerships’ investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar Housing Complexes, and neighborhood conditions, among others.

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

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2012.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2011. As of all periods presented, all of the Housing Complexes had completed their Compliance Period.

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

As of March 31, 2011, the Partnership sold its Local Limited Partnership Interest in Carlinville Associates I, L.P, Lake Ridge Apartments, L.P, Heritage Colonial Homes, L.P, Meadow Run Associates L.P, Windermere Associates, L.P, Candleridge Apartments of Bondurant, L.P, Candleridge Apartments of Waukee, L.P and Logan Park Associates, L.P.

On May 1, 2011, the Partnership sold its Local Limited Partnership Interest in Cherokee Housing, Ltd. (“Cherokee”) to the Local General Partner for $17,673.  Cherokee was appraised for $335,000 and had a mortgage note balance of $589,099 at December 31, 2010.  The Partnership used the cash proceeds to pay $14,672 of accrued fees and expenses due to General Partner and affiliates and is going to retain the remaining $3,001 in reserves for future operating expenses of the Partnership.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $3,063, legal expenses of $471 and has agreed to pay the cost of the Local Limited Partnership’s final tax return which will cost $2,000.   Therefore, a gain of $12,139 was recorded during the three months ending June 30, 2011. No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

On May 1, 2011, the Partnership also sold its Local Limited Partnership Interest in Coffeeville Housing, Ltd. (“Coffeeville”) to the Local General Partner for $15,311.  Coffeeville was appraised for $280,000 and had a mortgage note balance of $510,375 at December 31, 2010.  The Partnership used the cash proceeds to pay $12,711 of accrued fees and expenses due to General Partner and affiliates and is going to retain the remaining $2,600 in reserves for future operating expenses of the Partnership.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $3,063, legal expenses of $471 and has agreed to pay the cost of the Local Limited Partnership’s final tax return which will cost $2,000.  Therefore, a gain of $9,777 was recorded during the three months ending June 30, 2011.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

On May 1, 2011, the Partnership also sold its Local Limited Partnership Interest in Coosa County Housing, Ltd. (“Coosa County”) to the Local General Partner for $15,451.  Coosa County was appraised for $350,000 and had a mortgage note balance of $515,037 at December 31, 2010.  The Partnership used the cash proceeds to pay $12,828 of accrued fees and expenses due to General Partner and affiliates and is going to retain the remaining $2,623 in reserves for future operating expenses of the Partnership.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $3,063, legal expenses of $471 and has agreed to pay the cost of the Local Limited Partnership’s final tax return which will cost $2,000.  Therefore, a gain of $9,917 was recorded during the three months ending June 30, 2011.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

On May 1, 2011, the Partnership also sold its Local Limited Partnership Interest in Ft. Deposit Housing Ltd. (“Ft. Deposit”) to the Local General Partner for $20,095.  Ft. Deposit was appraised for $380,000 and had a mortgage note balance of $669,824 at December 31, 2010.  The Partnership used the cash proceeds to pay $16,683 of accrued fees and expenses due to General Partner and affiliates and is going to retain the remaining $3,412 in reserves for future operating expenses of the Partnership.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $3,063, legal expenses of $471 and has agreed to pay the cost of the Local Limited Partnership’s final tax return which will cost $2,000.  Therefore, a gain of $14,561 was recorded during the three months ending June 30, 2011.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

On May 1, 2011, the Partnership also sold its Local Limited Partnership Interest in Orange Beach Housing, Ltd. (“Orange Beach”) to the Local General Partner for $31,519.  Orange Beach was appraised for $375,000 and had a mortgage note balance of $1,029,413 at December 31, 2010.  The Partnership used the cash proceeds to pay $26,168 of accrued fees and expenses due to General Partner and affiliates and is going to retain the remaining $5,351 in reserves for future operating expenses of the Partnership.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $3,063, legal expenses of $471 and has agreed to pay the cost of the Local Limited Partnership’s final tax return which will cost $2,000.  Therefore, a gain of $25,985 was recorded during the three months ending June 30, 2011.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

On May 1, 2011, the Partnership also sold its Local Limited Partnership Interest in Wilcam Housing, Ltd. (“Wilcam”) to the Local General Partner for $17,750.  Wilcam was appraised for $450,000 and had a mortgage note balance of $591,672 at December 31, 2010.  The Partnership used the cash proceeds to pay $14,736 of accrued fees and expenses due to General Partner and affiliates and is going to retain the remaining $3,014 in reserves for future operating expenses of the Partnership.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $3,063, legal expenses of $471 and has agreed to pay the cost of the Local Limited Partnership’s final tax return which will cost $2,000.  Therefore, a gain of $12,216 was recorded during the three months ending June 30, 2011.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

On May 31, 2011, the Partnership sold its Local Limited Partnership Interest in Parks I Limited Partnership (“Parks”) to an affiliate of the Local General Partner for $30,000.  Parks was appraised for $570,000 and had a mortgage note balance of $1,156,126 at December 31, 2010.  The Partnership used the cash proceeds to pay $15,000 of accrued asset management fees with the balance of $15,000 to be retained in reserves for future operating expenses of the Partnership.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $2,400 and legal expenses of $919.  Therefore, a gain of $26,681 was recorded during the three months ended June 30, 2011.   No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

On April 30, 2011, the Partnership sold its Local Limited Partnership Interest in Cambridge Court, L.P., (“Cambridge Court”) to an affiliate of the Local General Partner for $30,000.  Cambridge Court was appraised for $735,000 and had a mortgage note balance of $1,235,832 at December 31, 2010.  The Partnership used the cash proceeds to pay $7,500 of accrued asset management fees, $7,500 of reimbursements to the General Partner or an affiliate for expenses paid on its behalf with the balance of $15,000 to be retained in reserves for future operating expenses of the Partnership.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $2,400 and legal expenses of $560.  Therefore a gain of $27,040 was recorded during the three months ended June 30, 2011.   No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

On June 30, 2011, the Partnership sold its Local Limited Partnership Interest in Fairview Village, L.P., (“Fairview”) to an affiliate of the Local General Partner for $30,000.  Fairview was appraised for $260,000 and had a mortgage note balance of $542,986 at December 31, 2010.  The Partnership plans to use the cash proceeds to pay $10,000 of accrued asset management fees and $20,000 of reimbursements to the General Partner or an affiliate for expenses paid on its behalf. As of June 30, 2011, $30,000 of sale proceeds remain receivable. The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $3,500 and legal expenses of $801.  Therefore a gain of $25,699 was recorded during the three months ended June 30, 2011.   No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

As of June 30, 2011 the Partnership has identified the following Local Limited Partnerships for possible disposition as listed in the table below.  The Partnership is selling its Local Limited Partnership Interest in each of the Local Limited Partnerships.  The Compliance Period for all Local Limited Partnerships has expired so there is no risk of recapture to the investors in the Partnership.

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011
(Unaudited)

Local Limited Partnership	Debt at 12/31/10	Appraisal Value	Value of Local Limited Partnership**	Estimated Sales Price	Actual Appraisal expense	Estimated Legal expense	Estimated gain (loss) on sale
Beaumont Elderly Housing	891,637	560,000	(331,637)	20,000	2,500	350	17,150
Chester Associates	653,547	380,000	(273,547)	20,000	2,600	350	17,050
Clinton Terrace Apartments	716,935	230,000	(486,935)	20,000	3,500	350	16,150
Crockett Manor	784,131	730,000	(54,131)	20,000	2,400	350	17,250
Crockett Manor Senior	961,186	470,000	(491,186)	20,000	2,400	350	17,250
Delta Manor, L.P.	1,180,131	550,000	(630,131)	30,000	3,000	600	26,400
Eupora Apartments	1,148,192	750,000	(398,192)	20,000	2,900	350	16,750
Fox Lake Manor L.P.	345,617	290,000	(55,617)	20,000	3,500	350	16,150
Gulf Coast Apartments	1,265,783	740,000	(525,783)	20,000	2,250	350	17,400
Gulf Coast of Long Beach	1,296,021	860,000	(436,021)	20,000	2,250	350	17,400
Killbuck, L.P.*	712,840	250,000	(462,840)	26,471	3,100	350	23,021
Levelland Manor	862,108	420,000	(442,108)	25,863	2,400	350	23,113
Oakdale Senior Housing	2,488,037	1,710,000	(778,037)	20,000	2,600	350	17,050
Post Manor L.P.	603,294	250,000	(353,294)	18,099	2,400	350	15,349
Red Bud Associates	564,272	310,000	(254,272)	20,000	2,600	350	17,050
Steelville Associates	509,551	315,000	(194,551)	20,000	2,600	350	17,050
Tanglewood L.P.*	1,015,558	740,000	(275,558)	39,706	3,100	350	36,256
Wills Point Manor	600,357	240,000	(360,357)	18,011	2,400	350	15,261
Woodlands Apartments	1,193,654	530,000	(663,654)	35,810	2,400	350	33,060
Woodview LP	1,138,704	675,000	(88,704)	60,000	7,100	1,050	51,850

*    See discussion below regarding subsequent sale.
**  Negative value indicates that the appraisal value is less then the outstanding mortgage debt on the property.
The sales price and legal expenses are estimated and are subject to change pending final negotiations of contracts.

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following table represents the anticipated use of the cash proceeds from the possible disposition of the twenty local Limited Partnerships.
Local Limited Partnership	Expected Cash Proceeds	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Remaining cash to remain in reserves for future expenses

Beaumont Elderly Housing	20,000	-	15,833	4,167
Chester Associates	20,000	-	15,833	4,167
Clinton Terrace Apartments	20,000	-	15,833	4,167
Crockett Manor	20,000	-	15,833	4,167
Crockett Manor Senior	20,000	-	15,833	4,167
Delta Manor, L.P.	30,000	5,000	15,000	10,000
Eupora Apartments	20,000	-	15,833	4,167
Fox Lake Manor L.P.	20,000	-	15,833	4,167
Gulf Coast Apartments	20,000	-	15,833	4,167
Gulf Coast of Long Beach	20,000	-	15,833	4,167
Killbuck, L.P.*	26,471	15,736	10,736	-
Levelland Manor	25,863	6,605	6,470	12,788
Oakdale Senior Housing	20,000	-	15,833	4,167
Post Manor L.P.	18,099	6,605	6,470	5,024
Red Bud Associates	20,000	-	15,833	4,167
Steelville Associates	20,000	-	15,837	4,163
Tanglewood L.P.*	39,706	22,353	17,353	-
Wills Point Manor	18,011	6,605	6,470	4,936
Woodlands Apartments	35,810	6,606	6,470	22,734
Woodview LP	60,000	-	45,000	15,000

*    See discussion below regarding subsequent sale.

Subsequent to the quarter ended June 30, 2011, the Partnership sold its Local Limited Partnership Interest in Killbuck, L.P. (“Killbuck”) to an unrelated third party.  Killbuck was appraised with a value of $250,000 and the outstanding mortgage as of December 31, 2010 was approximately $712,840. The Local Limited Partnership Interest was sold for $26,471 which was paid to the Partnership.  The Partnership used the cash proceeds to pay $10,736 in accrued asset management fees and $15,736 to reimburse the General Partner or an affiliate for expense paid on its behalf.  No cash distribution was made to the Limited Partners.  The Partnership incurred appraisal expenses of $3,100 and legal expenses of $350 prior to the sale. The Partnership’s investment balance was zero at the time of the sale, therefore, a gain of $23,021 will be recorded during the quarter ended September 30, 2011.  The Compliance Period has expired so there is no risk of tax credit recapture.

Subsequent to the quarter ended June 30, 2011, the Partnership sold its Local Limited Partnership Interest in Tanglewood, LP (“Tanglewood”) to an unrelated third party.  Tanglewood was appraised with a value of $740,000 and the outstanding mortgage as of December 31, 2010 was approximately $1,015,558. The Local Limited Partnership Interest was sold for $39,706 which was paid to the Partnership.  The Partnership used the cash proceeds to pay $17,353 in accrued asset management fees and $22,353 to reimburse the General Partner or an affiliate for expense paid on its behalf.  No cash distribution was made to the Limited Partners.  The Partnership incurred appraisal expenses of $3,100 and legal expenses of $350 prior to the sale. The Partnership’s investment balance was zero at the time of the sale, therefore, a gain of $36,256 will be recorded during the quarter ended September 30, 2011.  The Compliance Period has expired so there is no risk of tax credit recapture.

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011
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

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2011 and 2010 have been recorded by the Partnership. Management’s estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2011, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2011 and March 31, 2011, the Partnership had no cash equivalents.

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

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2011 and March 31, 2011, the Partnership owns Local Limited Partnership interests in 31 and 40 Local Limited Partnerships, respectively. All of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 1,197 and 1,425 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the three months ended June 30, 2011 and 2010 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2011	2010

Revenues	$1,535,000	$2,021,000

Expenses
Interest expense	215,000	284,000
Depreciation and amortization	342,000	446,000
Operating expenses	1,177,000	1,553,000
Total expenses	1,734,000	2,283,000

Net loss	$(199,000)	$(262,000)
Net loss allocable to the Partnership	$(197,000)	$(259,000)
Net loss recorded by the Partnership	$-	$-

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

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $50,760 and $71,604 were incurred during the three months ended June 30, 2011 and 2010, respectively. The Partnership paid the General Partner and or its affiliates $72,299 and $44,000 of those fees during the three months ended June 30, 2011 and 2010, respectively.

(b)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $130,442 and $49,000 during the three months ended June 30, 2011 and 2010, respectively.

(c)
A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2002 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred during the three months ended June 30, 2011.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	June 30, 2011	March 31, 2011

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$53,920	$156,864
Asset management fee payable	4,474,829	4,496,368
Advances made to the Partnership by the General Partner or an affiliate	45,827	45,827

Total	$4,574,576	$4,699,059

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – ADVANCES TO LOCAL LIMITED PARTNERSHIPS

During the three months ended June 30, 2011 and 2010, the Partnership voluntarily advanced $0 and $8,950, respectively, to one Local Limited Partnership in which the Partnership is a limited partner as a result of the Local Limited Partnership experiencing operational issues. As of both June 30, 2011 and March 31, 2011, total advances made to this Local Limited Partnership were $248,850, respectively, all of which was reserved.  The Partnership determined the recoverability of these advances to be remote and, accordingly, a reserve was recorded.

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 5 – SUBSEQUENT EVENTS

Subsequent to the quarter ended June 30, 2011, the Partnership sold its Local Limited Partnership Interest in Killbuck, L.P. (“Killbuck”) to an unrelated third party.  Killbuck was appraised with a value of $250,000 and the outstanding mortgage as of December 31, 2010 was approximately $712,840. The Local Limited Partnership Interest was sold for $26,471 which was paid to the Partnership.  The Partnership used the cash proceeds to pay $10,736 in accrued asset management fees and $15,736 to reimburse the General Partner or an affiliate for expense paid on its behalf.  No cash distribution was made to the Limited Partners.  The Partnership incurred appraisal expenses of $3,100 and legal expenses of $350 prior to the sale. The Partnership’s investment balance was zero at the time of the sale, therefore, a gain of $23,021 will be recorded during the quarter ended September 30, 2011.  The Compliance Period has expired so there is no risk of tax credit recapture.

Subsequent to the quarter ended June 30, 2011, the Partnership sold its Local Limited Partnership Interest in Tanglewood, LP (“Tanglewood”) to an unrelated third party.  Tanglewood was appraised with a value of $740,000 and the outstanding mortgage as of December 31, 2010 was approximately $1,015,558. The Local Limited Partnership Interest was sold for $39,706 which was paid to the Partnership.  The Partnership used the cash proceeds to pay $17,353 in accrued asset management fees and $22,353 to reimburse the General Partner or an affiliate for expense paid on its behalf.  No cash distribution was made to the Limited Partners.  The Partnership incurred appraisal expenses of $3,100 and legal expenses of $350 prior to the sale. The Partnership’s investment balance was zero at the time of the sale, therefore, a gain of $36,256 will be recorded during the quarter ended September 30, 2011.  The Compliance Period has expired so there is no risk of tax credit recapture.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2011 and 2010, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2011 consisted of $43,000 in cash, $92,000 of other assets and $30,000 in sales proceeds receivable. Liabilities at June 30, 2011 consisted of $4,575,000 in accrued fees and expenses due to the General Partner and affiliates and $34,000 in accrued expenses.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010. The Partnership’s net income for the three months ended June 30, 2011 was $79,000, reflecting an increase of $145,000 from the $(66,000) net loss for the three months ended June 30, 2010. The change was largely due to an increase of $159,000 in gain on sale of Local Limited Partnerships for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  The disposition of Local Limited Partnerships will vary from period to period, depending on the number of Housing Complexes that have been identified for disposition, the values of such Housing Complexes and the closing dates of such transactions. There was also a $21,000 decrease of asset management fees. These fees are calculated based on the invested assets. As Local Limited Partnerships are sold, the invested assets decrease, thereby decreasing the asset management fees. The decrease in asset management fees was offset by an increase of $(32,000) in legal and accounting fees.  The legal and accounting fees increased due to the timing of the accounting work performed.  There was also a decrease of $9,000 of write off of advances to Local Limited Partnerships. The Partnership advanced $(9,000) to a troubled Local Limited Partnership during the three months ended June 30, 2010 and reserved for the amount fully compared to no such advances made or reserved for during the three months ended June 30, 2011. The advances are made based on the need of the Local Limited Partnerships. The reporting fees decreased by $(4,000) for the three months ended June 30, 2011. Reporting fees fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Liquidity and Capital Resources

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010. The net decrease in cash during the three months ended June 30, 2011 was $(15,000) compared to a net decrease in cash during the three months ended June 30, 2010 of $(77,000). The  change  is  due  primarily  to  the  fact  that  during  the  three  months  ended   June 30, 2011  the

Partnership received $178,000 in cash proceeds from the sale of Local Limited Partnerships compared to $5,000 in cash proceeds collected during the three months ended June 30, 2010.  During the three months ended June 30, 2011, the Partnership sold its interest in nine Local Limited Partnerships compared to only one sold during the three months ended June 30, 2010. During the three months ended June 30, 2011, the Partnership paid $(72,000) and $(130,000) to the General Partner or an affiliate for accrued asset management fees and reimbursement of operating expenses, respectively, compared to $(44,000) and $(49,000), respectively, paid during the three months ended June 30, 2010. Each quarter, the Partnership evaluates its cash position and determines if payments are going to be made to the General Partner and/or affiliates.  There was also a  $9,000 decrease in advances to Local Limited Partnerships during the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  As explained above advances are made to Local Limited Partnerships on an as-needed basis depending on the operations of the underlying Housing Complexes.

During the three months ended June 30, 2011, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and/or its affiliates, decreased by $124,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2011, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2012.

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (“FASB”) issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions.  In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance had no material impact on the Partnership’s financial statements.

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modified the consolidation model to one based on control and economics, and replaced the quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

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

 (b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.    Other Information

Item 1.     Legal Proceedings

                 NONE

Item 1A.  Risk Factors

   No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

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

Date:  August 16, 2011

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: August 16, 2011