Form 10-Q
period 2011-09-30
WNC HOUSING TAX CREDIT FUND III L P
filed 2011-11-14
CIK 875278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes       X      No___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes___  No        X

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
Yes ___No _X__

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of September 30, 2011 and March 31, 2011	3

Condensed Statements of Operations
For the Three and Six Months Ended September 30, 2011 and 2010	4

Condensed Statement of Partners' Equity (Deficit)
For the Six Months Ended September 30, 2011	5

Condensed Statements of Cash Flows
For the Six Months Ended September 30, 2011 and 2010	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures about Market Risks	23

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	24

Item 4. (Removed and Reserved)	24

Item 5. Other Information	24

Item 6. Exhibits	24

Signatures	25

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2011	March 31, 2011

ASSETS

Cash	$129,268	$57,638
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	45,122	118,262

Total Assets	$174,390	$175,900

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$4,348,251	$4,699,059
Accrued expenses	5,746	-

Total Liabilities	4,353,997	4,699,059

Partners’ Equity (Deficit):
General Partner	34,837	(13,968)
Limited Partners (15,000 Partnership Units authorized;
15,000 Partnership Units issued and outstanding)	(4,214,444)	(4,509,191)

Total Partners’ Equity (Deficit)	(4,179,607)	(4,523,159)

Total Liabilities and Partners’ Equity (Deficit)	$174,390	$175,900

See accompanying notes condensed to financial statements

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2011 and 2010
(Unaudited)

	2011		2010
	Three Months	Six Months	Three Months	Six Months

Reporting fees	$5,230	$15,373	$3,120	$17,685
Distribution income	1,755	1,755	-	-

Total operating income	6,985	17,128	3,120	17,685

Operating expenses:
Asset management fees (Note 3)	40,507	91,267	69,355	140,959
Legal and accounting fees	4,373	40,212	44,026	47,736
Write off of advances to Local Limited Partnerships (Note 4)	-	-	1,349	10,299
Outsourcing expenses	14,433	14,433	-	-
Other	5,735	13,916	288	1,797

Total operating expenses	65,048	159,828	115,018	200,791

Loss from operations	(58,063)	(142,700)	(111,898)	(183,106)

Gain on sale of Local Limited Partnerships (Note 2)	276,395	440,410	110,000	115,406

Interest income	7	14	3	16

Net income (loss)	$218,339	$297,724	$(1,895)	$(67,684)

Net income (loss) allocated to:
General Partner	$2,183	$2,977	$(19)	$(677)

Limited Partners	$216,156	$294,747	$(1,876)	$(67,007)

Net income (loss) per Partnership Unit	$14	$20	$0	$(4)

Outstanding weighted Partnership Units	15,000	15,000	15,000	15,000

See accompanying notes condensed to financial statements

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Six Months Ended September 30, 2011
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2011	$(13,968)	$(4,509,191)	$(4,523,159)

Contributions (Note 5)	45,828	-	45,828

Net income	2,977	294,747	297,724

Partners’ equity (deficit) at September 30, 2011	$34,837	$(4,214,444)	$(4,179,607)

See accompanying notes condensed to financial statements

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010

Cash flows from operating activities:
Net income (loss)	$297,724	$(67,684)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Gain on sale of Local Limited Partnerships	(440,410)	(115,406)
Increase in other assets	(30,426)	(5,000)
Decrease in accrued fees and expenses due to
General Partner and affiliates	(304,980)	(17,099)
Increase (decrease) in accrued expenses	5,746	(1,028)

Net cash used in operating activities	(472,346)	(206,217)

Cash flows from investing activities:
Proceeds from sale of Local Limited Partnerships	543,976	115,406
Advances made to Local Limited Partnerships	-	(10,299)
Write off of advances made to Local Limited Partnerships	-	10,299

Net cash provided by investing activities	543,976	115,406

Net increase (decrease) in cash	71,630	(90,811)

Cash, beginning of period	57,638	110,204

Cash, end of period	$129,268	$19,393

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes Paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
General Partner equity balance was increased and accrued fees and expenses due to the General Partner was decreased as a result of forgiveness of debt by the General Partner.	$45,828	$-

See accompanying notes condensed to financial statements

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2011.

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

For the Quarterly Period Ended September 30, 2011
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

For the Quarterly Period Ended September 30, 2011
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

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2012.

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

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2011. As of all periods presented, all of the Housing Complexes had completed their Compliance Period.

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

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following table reflects the 24 Local Limited Partnership interests that were sold during the six months ended September 30, 2011:

Local Limited Partnership	Debt at 12/31/10	Appraisal Value	Date of Sale	Sales Price	Sales Related Expenses	Gain (loss) on sale
Cherokee Housing	$589,099	$335,000	May 1, 2011	$17,673	$5,534	$12,139
Coffeeville Housing	510,375	280,000	May 1, 2011	15,311	5,534	9,777
Coosa County Housing	515,037	350,000	May 1, 2011	15,451	5,534	9,917
Ft. Deposit Housing	669,824	380,000	May 1, 2011	20,095	5,534	14,561
Orange Beach	1,029,413	375,000	May 1, 2011	31,519	5,534	25,985
Wilcam Housing	591,672	450,000	May 1, 2011	17,750	5,534	12,216
Parks I	1,156,121	570,000	May 31, 2011	30,000	3,319	26,681
Cambridge Court	1,235,832	735,000	April 30, 2011	30,000	2,960	27,040
Fairview Village	542,986	260,000	June 30, 2011	30,000	4,301	25,699
Beaumont Elderly Housing	891,637	560,000	August 24, 2011	20,000	3,096	16,904
Chester Associates	653,547	380,000	August 24, 2011	20,000	3,196	16,804
Crockett Manor	784,131	730,000	August 24, 2011	20,000	2,996	17,004
Crockett Manor Senior	961,186	470,000	August 24, 2011	20,000	2,996	17,004
Delta Manor, L.P.	1,180,131	550,000	September 20, 2011	30,000	4,023	25,977
Eupora Apartments	1,148,192	750,000	August 24, 2011	20,000	3,496	16,504
Fox Lake Manor L.P.	345,617	290,000	August 30, 2011	20,000	4,096	15,904
Gulf Coast Apartments	1,265,783	740,000	August 30, 2011	20,000	2,946	17,054
Gulf Coast of Long Beach	1,296,021	860,000	August 30, 2011	20,000	2,946	17,054
Killbuck, L.P.	712,840	250,000	July 31, 2011	26,471	3,813	22,658
Red Bud Associates	564,272	310,000	August 24, 2011	20,000	3,196	16,804
Steelville Associates	509,551	315,000	August 30, 2011	20,000	3,196	16,804
Tanglewood L.P.	1,015,558	740,000	July 31, 2011	39,706	3,815	35,891
Whitted Forest	828,985	605,000	September 19, 2011	-	7,084	(7,084)
Woodview LP	1,138,704	675,000	August 30, 2011	40,000	8,887	31,113

All Local Limited Partnerships sold during the six months ended September 30, 2011 had reached the end of the Compliance Period. Therefore, no risk of credit recapture exists.

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following table represents the anticipated use of the cash proceeds from the disposition of the 24 Local Limited Partnerships that were disposed of during the six months ended September 30, 2011.
.
Local Limited Partnership	Cash Proceeds	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Remaining cash to remain in reserves for future expenses
Cherokee Housing	$17,673	$14,672	$ -	$3,001
Coffeeville Housing	15,311	12,711	-	2,600
Coosa County Housing	15,451	12,828	-	2,623
Ft. Deposit Housing	20,095	16,683	-	3,412
Orange Beach	31,519	26,168	-	5,351
Wilcam Housing	17,750	14,736	-	3,014
Parks I	30,000	15,000	-	15,000
Cambridge Count	30,000	7,500	7,500	15,000
Fairview Village	30,000	20,000	10,000	-
Beaumont Elderly Housing	20,000	7,703	7,726	4,571
Chester Associates	20,000	7,703	7,726	4,571
Crockett Manor	20,000	7,703	7,726	4,571
Crockett Manor Senior	20,000	7,703	7,726	4,571
Delta Manor, L.P.	30,000	7,340	20,000	2,660
Eupora Apartments	20,000	7,703	7,726	4,571
Fox Lake Manor L.P.	20,000	12,447	-	7,553
Gulf Coast Apartments	20,000	9,917	-	10,083
Gulf Coast of Long Beach	20,000	9,917	-	10,083
Killbuck, L.P.	26,471	10,736	-	15,735
Red Bud Associates	20,000	7,703	7,726	4,571
Steelville Associates	20,000	7,703	7,726	4,571
Tanglewood L.P.	39,706	17,353	-	22,353
Whitted Forest	-	-	-	-
Woodview LP	40,000	21,660	-	18,340

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of September 30, 2011, the Partnership has identified the following Local Limited Partnership for the possible disposition as listed in the table below. The Partnership is selling its Local Limited Partnership Interest in each of the Local Limited Partnerships.  The Compliance Period for all Local Limited Partnerships has expired so there is no risk of recapture to the investors in the Partnership.

Local Limited Partnership	Debt at 12/31/10	Appraisal Value	Estimated Date of Sale	Estimated Sales Price	Estimated Sales Related Expenses	Estimated gain (loss) on sale
Clinton Terrace Apartments	$725,724	$230,000	December 31, 2011	$20,000	$3.850	$16,150
Levelland Manor *	862,108	420,000	October 12, 2011	25,863	2.750	23,113
Oakdale Senior Housing	2,377,755	1,710,000	December 31, 2011	20,000	2.950	17,050
Post Manor L.P. *	603,294	250,000	October 12, 2011	18,099	2,750	15,349
Wills Point Manor *	600,357	240,000	October 12, 2011	18,011	2,750	15,261
Woodlands Apartments *	1,193,654	530,000	October 12, 2011	35,810	2,750	33,060

*   The limited partnership interest in this Local Limited Partnership was sold subsequent to September 30, 2011 but prior to the issuance of this report.

The following table represents the anticipated use of the cash proceeds from the possible disposition of the six local Limited Partnerships.
Local Limited Partnership	Expected Cash Proceeds	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Remaining cash to remain in reserves for future expenses

Clinton Terrace Apartments	$20,000	$ -	$15,833	$4,167
Levelland Manor *	25,863	6,605	6,470	12,788
Oakdale Senior Housing	20,000	-	15,833	4,167
Post Manor L.P. *	18,099	6,605	6,470	5,024
Wills Point Manor *	18,011	6,605	6,470	4,936
Woodlands Apartments *	35,810	6,606	6,470	22,734

*    The limited partnership interest in this Local Limited Partnership was sold subsequent to September 30, 2011 but prior to the issuance of this report.

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2011
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

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2011 and 2010 are recorded by the Partnership. Management’s estimate for the three and six-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of September 30, 2011, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of September 30, 2011 and March 31, 2011, the Partnership had no cash equivalents.

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

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2011 and March 31, 2011, the Partnership owns Local Limited Partnership interests in 16 and 40 Local Limited Partnerships, respectively. Each of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 695 and 1,425 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the six months ended September 30, 2011 and 2010 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2011	2010

Revenues	$2,483,000	$3,677,000

Expenses
Interest expense	332,000	495,000
Depreciation and amortization	527,000	812,000
Operating expenses	1,890,000	2,868,000
Total expenses	2,749,000	4,175,000

Net loss	$(266,000)	$(498,000)
Net loss allocable to the Partnership	$(264,000)	$(492,000)
Net loss recorded by the Partnership	$-	$-

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

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $91,267 and $140,959 were incurred during the six months ended September 30, 2011 and 2010, respectively.  The Partnership paid the General Partner and or its affiliates $251,968 and $64,126 of those fees during the six months ended September 30, 2011 and 2010, respectively.

(b)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $225,520 and $154,060 during the six months ended September 30, 2011 and 2010, respectively.

(c)
A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold.  Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2002 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.  No such fee was incurred during the six months ended September 30, 2011 or September 30, 2010.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2011	March 31, 2011

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$12,584	$156,864
Asset management fee payable	4,335,667	4,496,368
Advances made to the Partnership by the General Partner or an affiliate	-	45,827

Total	$4,348,251	$4,699,059

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – ADVANCES TO LOCAL LIMITED PARTNERSHIPS

During the six months ended September 30, 2011 and 2010, the Partnership voluntarily advanced $0 and $10,299, respectively, to one Local Limited Partnership, Whitted Forest as a result of the Local Limited Partnership experiencing operational issues. As of March 31, 2011, total advances made to this Local Limited Partnership were $248,850, all of which has been reserved.  During the six months ended September 30, 2011, Whitted Forest was disposed of.

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 5 – CAPITAL CONTRIBUTION BY GENERAL PARTNER

During the six months ended September 30, 2011, the Partnership was relieved of debt owed to the General Partner totaling $45,828.   The Partnership had received $45,828 in cash advances from the General Partner, which were in turn advanced by the Partnership to certain Local Limited Partnerships to help aid the Local Limited Partnerships with their operational issues.  The advances were deemed to be uncollectible by the General Partner, and as such, the debt was forgiven. The cancellation of debt was recorded by the Partnership as a capital contribution from the General Partner.

NOTE 6 – SUBSEQUENT EVENTS

The following table reflects the limited partnership interests that were sold subsequent to September 30, 2011:

Local Limited Partnership	Debt at 12/31/10	Appraisal Value	Date of Sale	Estimated Sales Price	Estimated Sales Related Expenses	Estimated gain (loss) on sale
Levelland Manor	$862,108	$420,000	October 12, 2011	$25,863	$2,750	$23,113
Post Manor L.P.	603,294	250,000	October 12, 2011	18,099	2,750	15,349
Wills Point Manor	600,357	240,000	October 12, 2011	18,011	2,750	15,261
Woodlands Apartments	1,193,654	530,000	October 12, 2011	35,810	2,750	33,060

The following table represents the anticipated use of the cash proceeds from the disposition of the four local Limited Partnerships that were sold subsequent to September 30, 2011.
Local Limited Partnership	Expected Cash Proceeds	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Remaining cash to remain in reserves for future expenses

Levelland Manor *	$25,863	$6,605	$6,470	$12,788
Post Manor L.P. *	18,099	6,605	6,470	5,024
Wills Point Manor *	18,011	6,605	6,470	4,936
Woodlands Apartments *	35,810	6,606	6,470	22,734

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2011 and 2010, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2011 consisted of $129,000 in cash and $45,000 of other assets.  Liabilities at September 30, 2011 consisted of $4,348,000 of accrued fees and expenses due to the General Partner and affiliates and $6,000 in accrued expenses.

Results of Operations

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010.   The Partnership’s net income for the three months ended September 30, 2011 was $218,000, reflecting an increase of $220,000 from the $(2,000) net loss experienced during the three months ended September 30, 2010. The change is largely due to an increase of $166,000 in gain on sale of Local Limited Partnerships during the three months ended September 30, 2011, compared to the three months ended September 30, 2010. The gain on sale of Local Limited Partnerships will vary from period to period, depending on the number of Housing Complexes that have been identified for disposition, the values of such Housing Complexes and the closing dates of such transactions. There was also a decrease of $1,000 in write off of advances to Local Limited Partnerships. The Partnership advanced $(1,000) to a troubled Local Limited Partnership during the three months ended September, 2010 and reserved for the amount fully compared to no such advances made or reserved for during the three months ended September 30, 2011. The advances are made based on the need of the Local Limited Partnerships. The legal and accounting fees decreased by $40,000 due to the timing of the accounting work performed for the Partnership. There was also a $28,000 decrease of asset management fees for the three months ended September 30, 2011. These fees are calculated based on the invested assets. As Local Limited Partnerships are sold, the invested assets decrease, thereby decreasing the asset management fees. There was a $(14,000) increase in outsourcing expenses for the three months ended September 30, 2011 due to the fact that the Partnership outsourced a portion of the data entry management to increase efficiency. Both the reporting fees and distribution income increased by $2,000 for the three months ended September 30, 2011. Reporting fees and distributions fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Six Months Ended September 30, 2011 Compared to the Six Months Ended September 30, 2010. The Partnership’s net income for the six months ended September 30, 2011 was $298,000, reflecting an increase of $366,000 from the $(68,000) net loss experienced during the six months ended September 30, 2010. The change is largely due to an increase of $325,000 in gain on sale of Local Limited Partnerships during the six months ended September 30, 2011, compared to the six months ended September 30, 2010. The gain on sale of Local Limited Partnerships will vary from period to period, depending on the number of Housing Complexes that have been identified for disposition, the values of such Housing Complexes and the closing dates of such transactions. There was also a decrease of $10,000 of write off of advances to Local Limited Partnerships for the six months ended September 30, 2011. The Partnership advanced $(10,000) to a troubled Local Limited Partnership during the six months ended September, 2010 and reserved for the amount fully compared to no such advances made or reserved for during the six months ended September 30, 2011. The advances are made based on the needs of the Local Limited Partnerships. The legal and accounting fees decreased by $8,000 for the six months ended September 30, 2011 due to the timing of the accounting work performed for the Partnership. There was also a $50,000 decrease of asset management fees for the six months ended September 30, 2011. These fees are calculated based on the invested assets. As Local Limited Partnerships are sold, the invested assets decrease, thereby decreasing the asset management fees. There was a $(14,000) increase in outsourcing expenses for the six months ended September 30, 2011 due to the fact that the Partnership outsourced a portion of the data entry management to increase efficiency.

Liquidity and Capital Resources

Six Months Ended September 30, 2011 Compared to Six Months Ended September 30, 2010.  The net increase in cash during the six months ended September 30, 2011 was $72,000 compared to a net decrease in cash during the six months ended September 30, 2010 of $(91,000). The change is due primarily to the fact that during the six months ended September 30, 2011 the Partnership received $544,000 in cash proceeds from the sale of Local Limited Partnerships compared to $115,000 received during the six months ended September 30, 2010.  The proceeds received will vary from period to period, depending on the number of Housing Complexes that have been identified for disposition, the values of such Housing Complexes and the closing dates of such transactions.  During the six months ended September 30, 2011, the Partnership paid $(252,000) and $(226,000) to the General Partner or an affiliate for accrued asset management fees and reimbursement of operating expenses, respectively, compared to $(64,000) and $(154,000), respectively, paid during the six months ended September 30, 2010. Each quarter, the Partnership evaluates its cash position and determines if payments are going to be made to the General Partner and/or affiliates.  There was also a $10,000 decrease in advances to Local Limited Partnerships during the six months ended September 30, 2011 compared to the six months ended September 30, 2010.  As explained above advances are made to Local Limited Partnerships on an as-needed basis depending on the operations of the underlying Housing Complexes.

During the six months ended September 30, 2011, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and/or its affiliates, decreased by $351,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2011, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2012.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3	Defaults Upon Senior Securities

NONE

Item 4.	(Removed and Reserved)

Item 5	Other Information

NONE

Item 6.	Exhibits

32.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.3	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.4	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND III, L.P.

By:  WNC Tax Credit Partners, L.P. General Partner

By: /s/  Wilfred N. Cooper, Jr.

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: November 14, 2011

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 14, 2011