Form 10-Q
period 2011-12-31
WNC HOUSING TAX CREDIT FUND III L P
filed 2012-02-13
CIK 875278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-21494

WNC HOUSING TAX CREDIT FUND III, L.P.

California	33-0463432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17782 Sky Park Circle
Irvine, CA	92614-6404
(Address of principal executive offices)	(Zip Code)

(714) 662-5565
(Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended December 31, 2011

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	December 31, 2011	March 31, 2011

ASSETS

Cash	$152,216	$57,638
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	14,256	118,262

Total Assets	$166,472	$175,900

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$4,309,308	$4,699,059
Accrued expenses	5,746	-

Total Liabilities	4,315,054	4,699,059

Partners’ Equity (Deficit):
General Partner	35,147	(13,968)
Limited Partners (15,000 Partnership Units authorized; 15,000 Partnership Units issued and outstanding)	(4,183,729)	(4,509,191)

Total Partners’ Equity (Deficit)	(4,148,582)	(4,523,159)

Total Liabilities and Partners’ Equity (Deficit)	$166,472	$175,900

See accompanying notes condensed to financial statements

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2011 and 2010
(Unaudited)

	2011		2010
	Three Months	Nine Months	Three Months	Nine Months

Reporting fees	$-	$15,373	$1,288	$18,973
Distribution income	1,920	3,675	-	-

Total operating income	1,920	19,048	1,288	18,973

Operating expenses:
Asset management fees (Note 3)	22,304	113,571	65,112	206,071
Legal and accounting fees	25,316	65,528	36,775	84,511
Write off of advances to Local Limited Partnerships (Note 4)	-	-	-	10,299
Write off of other assets	16,769	16,769	-	-
Outsourcing expenses	-	14,433	-	-
Other	2,897	16,813	3,924	5,721

Total operating expenses	67,286	227,114	105,811	306,602

Loss from operations	(65,366)	(208,066)	(104,523)	(287,629)

Gain on sale of Local Limited Partnerships (Note 2)	96,364	536,774	26,500	141,906

Interest income	27	41	1	17

Net income (loss)	$31,025	$328,749	$(78,022)	$(145,706)

Net income (loss) allocated to:

General Partner	$310	$3,287	$(780)	$(1,457)

Limited Partners	$30,715	$325,462	$(77,242)	$(144,249)

Net income (loss) per Partnership Unit	$2	$22	$(5)	$(10)

Outstanding weighted Partnership Units	15,000	15,000	15,000	15,000

See accompanying notes condensed to financial statements

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Nine Months Ended December 31, 2011
(Unaudited)

	General Partner	Limited Partners	Total

Partners’ deficit at March 31, 2011	$(13,968)	$(4,509,191)	$(4,523,159)

Contributions (Note 5)	45,828	-	45,828

Net income	3,287	325,462	328,749

Partners’ equity (deficit) at December 31, 2011	$35,147	$(4,183,729)	$(4,148,582)

See accompanying notes condensed to financial statements

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2011 and 2010
(Unaudited)

	2011	2010

Cash flows from operating activities:
Net income (loss)	$328,749	$(145,706)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of Local Limited Partnerships	(536,774)	(141,906)
Write off of other assets	16,769	-
Increase in other assets	(37,748)	(69,378)
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	(343,923)	153,090
Increase (decrease) in accrued expenses	5,746	(1,028)

Net cash used in operating activities	(567,181)	(204,928)

Cash flows from investing activities:
Proceeds from sale of Local Limited Partnerships	661,759	145,406
Advances made to Local Limited Partnerships	-	(10,299)
Write off of advances made to Local Limited Partnerships	-	10,299

Net cash provided by investing activities	661,759	145,406

Net increase (decrease) in cash	94,578	(59,522)

Cash, beginning of period	57,638	110,204

Cash, end of period	$152,216	$50,682

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
General Partner equity balance was increased and accrued fees and expenses due to the General Partner was decreased as a result of forgiveness of debt by the General Partner.	$45,828	$-

See accompanying notes condensed to financial statements

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2011.

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

For the Quarterly Period Ended December 31, 2011
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

For the Quarterly Period Ended December 31, 2011
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

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2013.

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

For the Quarterly Period Ended December 31, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2011. As of all periods presented, all of the Housing Complexes had completed their Compliance Period.

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

The following table reflects the 29 Local Limited Partnership interests that were sold during the nine months ended December 31, 2011:

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

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Local Limited Partnership	Debt at 12/31/10	Appraisal Value	Date of Sale	Sales Price	Sales Related Expenses	Gain (loss) on sale
Chester Associates	653,547	380,000	August 24, 2011	20,000	3,196	16,804
Clinton Terrace, Ltd	716,935	230,000	November 15, 2011	20,000	3,773	16,227
Crockett Manor	784,131	730,000	August 24, 2011	20,000	2,996	17,004
Crockett Manor Senior	961,186	470,000	August 24, 2011	20,000	2,996	17,004
Delta Manor, L.P.	1,180,131	550,000	September 20, 2011	30,000	4,023	25,977
Eupora Apartments	1,148,192	750,000	August 24, 2011	20,000	3,496	16,504
Fox Lake Manor L.P.	345,617	290,000	August 30, 2011	20,000	4,096	15,904
Gulf Coast Apartments	1,265,783	740,000	August 30, 2011	20,000	2,946	17,054
Gulf Coast of Long Beach	1,296,021	860,000	August 30, 2011	20,000	2,946	17,054
Killbuck, L.P.	712,840	250,000	July 31, 2011	26,471	3,813	22,658
Levelland Manor, L.P.	862,108	420,000	October 1, 2011	25,863	4,893	20,970
Post Manor, L.P.	603,294	250,000	October 1, 2011	18,099	4,251	13,848
Red Bud Associates	564,272	310,000	August 24, 2011	20,000	3,196	16,804
Steelville Associates	509,551	315,000	August 30, 2011	20,000	3,196	16,804
Tanglewood L.P.	1,015,558	740,000	July 31, 2011	39,706	3,815	35,891
Whitted Forest	828,985	605,000	September 19, 2011	-	7,084	(7,084)
Wills Point Manor, L.P.	600,357	240,000	October 1, 2011	18,011	4,251	13,760
Woodland Apartments, L.P.	1,193,654	530,000	October 1, 2011	35,810	4,251	31,559
Woodview LP	1,138,704	675,000	August 30, 2011	40,000	8,887	31,113

All Local Limited Partnerships sold during the nine months ended December 31, 2011 had reached the end of the Compliance Period. Therefore, no risk of credit recapture exists.

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following table represents the anticipated use of the cash proceeds from the disposition of the 29 Local Limited Partnerships that were disposed of during the nine months ended December 31, 2011.

Local Limited Partnership	Cash Proceeds	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Remaining cash to remain in reserves for future expenses
Cherokee Housing	$17,673	$14,672	$-	$3,001
Coffeeville Housing	15,311	12,711	-	2,600
Coosa County Housing	15,451	12,828	-	2,623
Ft. Deposit Housing	20,095	16,683	-	3,412
Orange Beach	31,519	26,168	-	5,351
Wilcam Housing	17,750	14,736	-	3,014
Parks I	30,000	15,000	-	15,000
Cambridge Count	30,000	7,500	7,500	15,000
Fairview Village	30,000	20,000	10,000	-
Beaumont Elderly Housing	20,000	7,703	7,726	4,571
Chester Associates	20,000	7,703	7,726	4,571
Clinton Terrace, Ltd	20,000	-	19,000	1,000
Crockett Manor	20,000	7,703	7,726	4,571
Crockett Manor Senior	20,000	7,703	7,726	4,571
Delta Manor, L.P.	30,000	7,340	20,000	2,660
Eupora Apartments	20,000	7,703	7,726	4,571
Fox Lake Manor L.P.	20,000	12,447	-	7,553
Gulf Coast Apartments	20,000	9,917	-	10,083
Gulf Coast of Long Beach	20,000	9,917	-	10,083
Killbuck, L.P.	26,471	10,736	-	15,735
Levelland Manor, L.P.	25,863	3,146	17,717	5,000
Post Manor, L.P.	18,099	3,146	9,953	5,000
Red Bud Associates	20,000	7,703	7,726	4,571
Steelville Associates	20,000	7,703	7,726	4,571
Tanglewood L.P.	39,706	17,353	-	22,353
Whitted Forest	-	-	-	-
Wills Point Manor, L.P.	18,011	3,146	9,865	5,000
Woodland Apartments, L.P.	35,810	3,147	27,663	5,000
Woodview LP	40,000	21,660	-	18,340

WNC HOUSING TAX CREDIT FUND III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of December 31, 2011, the Partnership has identified Oakdale Senior Housing Limited Partnership (“Oakdale”) for the disposition.  Oakdale was appraised for $1,710,000 and had a mortgage note balance of $2,377,755 as of December 31, 2010.  The estimated sales price is $20,000 and the estimated sales related expenses are $2,950 which will be netted against the proceeds from the sale in calculating the gain on the sale.  The Compliance Period has expired so there is no risk of recapture to the investors in the Partnership.

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

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2011 and 2010 are recorded by the Partnership. Management’s estimate for the three and nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended December 31, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of December 31, 2011, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of December 31, 2011 and March 31, 2011, the Partnership had no cash equivalents.

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

For the Quarterly Period Ended December 31, 2011
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2011 and March 31, 2011, the Partnership owns Local Limited Partnership interests in 11 and 40 Local Limited Partnerships, respectively. Each of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 539 and 1,425 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the nine months ended December 31, 2011 and 2010 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2011	2010

Revenues	$3,263,000	$5,267,000

Expenses
Interest expense	428,000	709,000
Depreciation and amortization	681,000	1,167,000
Operating expenses	2,466,000	4,096,000
Total expenses	3,575,000	5,972,000

Net loss	$(312,000)	$(705,000)
Net loss allocable to the Partnership	$(309,000)	$(697,000)
Net loss recorded by the Partnership	$-	$-

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

For the Quarterly Period Ended December 31, 2011
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $113,571 and $206,071 were incurred during the nine months ended December 31, 2011 and 2010, respectively.  The Partnership paid the General Partner and or its affiliates $336,166 and $64,126 of those fees during the nine months ended December 31, 2011 and 2010, respectively.

(b)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $238,105 and $154,060 during the nine months ended December 31, 2011 and 2010, respectively.

(c)
A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold.  Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2002 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.  No such fee was incurred during the nine months ended December 31, 2011 or December 31, 2010.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	December 31, 2011	March 31, 2011

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$35,535	$156,864
Asset management fee payable	4,273,773	4,496,368
Advances made to the Partnership by the General Partner or an affiliate	-	45,827

Total	$4,309,308	$4,699,059

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – ADVANCES TO LOCAL LIMITED PARTNERSHIPS

During the nine months ended December 31, 2011 and 2010, the Partnership voluntarily advanced $0 and $10,299, respectively, to one Local Limited Partnership, Whitted Forest as a result of the Local Limited Partnership experiencing operational issues. As of March 31, 2011, total advances made to this Local Limited Partnership were $248,850, all of which has been reserved.  During the nine months ended December 31, 2011, Whitted Forest was disposed of.

NOTE 5 – CAPITAL CONTRIBUTION BY GENERAL PARTNER

During the nine months ended December 31, 2011, the Partnership was relieved of debt owed to the General Partner totaling $45,828.   The Partnership had received $45,828 in cash advances from the General Partner, which were in turn advanced by the Partnership to certain Local Limited Partnerships to help aid the Local Limited Partnerships with their operational issues.  The advances were deemed to be uncollectible by the General Partner, and as such, the debt was forgiven. The cancellation of debt was recorded by the Partnership as a capital contribution from the General Partner.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2011 and 2010, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2011 consisted of $152,000 in cash and $14,000 of other assets.  Liabilities at December 31, 2011 consisted of $4,309,000 of accrued fees and expenses due to the General Partner and affiliates and $6,000 in accrued expenses.

Results of Operations

Three Months Ended December 31, 2011 Compared to the Three Months Ended December 31, 2010.   The Partnership’s net income for the three months ended December 31, 2011 was $31,000, reflecting an increase of $109,000 from the $(78,000) net loss experienced during the three months ended December 31, 2010. The change is largely due to an increase of $70,000 in gain on sale of Local Limited Partnerships during the three months ended December 31, 2011, compared to the three months ended December 31, 2010. The gain on sale of Local Limited Partnerships will vary from period to period, depending on the number of Housing Complexes that have been identified for disposition, the values of such Housing Complexes and the closing dates of such transactions.  The legal and accounting fees decreased by $10,000 for the three months ended December 31, 2011 due to the timing of the accounting work performed for the Partnership. There was also a $43,000 decrease of asset management fees for the three months ended December 31, 2011. These fees are calculated based on the invested assets. As Local Limited Partnerships are sold, the invested assets decrease, thereby decreasing the asset management fees. There was a $(17,000) increase in write off of other assets for the three months ended December 31, 2011. Capitalized costs from the potential disposition of a Local Limited Partnership were expensed due to the discontinuance of the plan to dispose of the property. The reporting fees decreased by $1,000 and the distribution income increased by $2,000 for the three months ended December 31, 2011.  Reporting fees and distributions fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Nine Months Ended December 31, 2011 Compared to the Nine Months Ended December 31, 2010. The Partnership’s net income for the nine months ended December 31, 2011 was $329,000, reflecting an increase of $474,000 from the $(146,000) net loss experienced during the nine months ended December 31, 2010. The change is largely due to an increase of $395,000 in gain on sale of Local Limited Partnerships during the nine months ended December 31, 2011, compared to the nine months ended December 31, 2010. The gain on sale of Local Limited Partnerships will vary from period to period, depending on the number of Housing Complexes that have been identified for disposition, the values of such Housing Complexes and the closing dates of such transactions. There was also a decrease of $10,000 of write off of advances to Local Limited Partnerships for the nine months ended December 31, 2011. The Partnership advanced $(10,000) to a troubled Local Limited Partnership during the nine months ended September, 2010 and reserved for the amount fully compared to no such advances made or reserved for during the nine months ended December 31, 2011. The advances are made based on the needs of the Local Limited Partnerships. The legal and accounting fees decreased by $18,000 for the nine months ended December 31, 2011 due to the timing of the accounting work performed for the Partnership. There was also a $93,000 decrease of asset management fees for the nine months ended December 31, 2011. These fees are calculated based on the invested assets. As Local Limited Partnerships are sold, the invested assets decrease, thereby decreasing the asset management fees. There was a $(14,000) increase in outsourcing expenses for the nine months ended December 31, 2011 due to the fact that the Partnership outsourced a portion of the data entry management to increase efficiency.  There was a $(16,000) increase in write off of other assets for the nine months ended December 31, 2011. Capitalized costs from the potential disposition of a Local Limited Partnership were expensed due to the discontinuance of the plan to dispose of the property.   The reporting fees decreased by $(4,000) and the distribution income increased by $4,000 for the nine months ended December 31, 2011. Reporting fees and distributions fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Liquidity and Capital Resources

Nine Months Ended December 31, 2011 Compared to Nine Months Ended December 31, 2010.  The net increase in cash during the nine months ended December 31, 2011 was $95,000 compared to a net decrease in cash during the nine months ended December 31, 2010 of $(60,000). The change is due primarily to the fact that during the nine months ended December 31, 2011 the Partnership received $662,000 in cash proceeds from the sale of Local Limited Partnerships compared to $145,000 received during the nine months ended December 31, 2010.  The proceeds received will vary from period to period, depending on the number of Housing Complexes that have been identified for disposition, the values of such Housing Complexes and the closing dates of such transactions.  During the nine months ended December 31, 2011, the Partnership paid $(336,000) and $(238,000) to the General Partner or an affiliate for accrued asset management fees and reimbursement of operating expenses, respectively, compared to $(64,000) and $(154,000), respectively, paid during the nine months ended December 31, 2010. Each quarter, the Partnership evaluates its cash position and determines if payments are going to be made to the General Partner and/or affiliates.  There was also a $10,000 decrease in advances to Local Limited Partnerships during the nine months ended December 31, 2011 compared to the nine months ended December 31, 2010.  As explained above advances are made to Local Limited Partnerships on an as-needed basis depending on the operations of the underlying Housing Complexes.

During the nine months ended December 31, 2011, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and/or its affiliates, increased by $390,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2011, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2013.

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

(b)   Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2011 and March 31, 2011, (ii) the Consolidated Statements of Operations for the three-month and nine-month periods ended December 31, 2011 and December 31, 2010, (iii) the Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and December 31, 2010 and (iv) the Notes to Consolidated Financial Statements.

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

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

Date: February 10, 2012

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 10, 2012