Form 10-K
period 2012-03-31
WNC HOUSING TAX CREDIT FUND III L P
filed 2012-06-20
CIK 875278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

Yes  [X]  No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  [X]  No  [  ]

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

Large accelerated filer  [  ]  Accelerated filer  [  ]  Non-accelerated filer  [X]  Smaller reporting company[  ]

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

The Partnership originally invested in forty-eight Local Limited Partnerships, thirty-eight of which have been sold or otherwise disposed of as of March 31, 2012. Each of these Local Limited Partnerships owns or owned one Housing Complex that was eligible for the Low Income Housing Tax Credit, except for one Local Limited Partnership which owned three such Housing Complexes. Certain Local Limited Partnerships may also benefit or have benefited from additional government programs promoting low- or moderate-income housing.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2012. As of all periods presented, all of the Housing Complexes had completed their Compliance Period.

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

The following table reflects the 30 Local Limited Partnership interests that were sold during the year ended March 31, 2012:

Local Limited Partnership	Debt at 12/31/10	Appraisal Value	Date of Sale	Sales Price	Sales Related Expenses	Gain (loss) on sale

Cherokee Housing	$589,099	$335,000	May 1, 2011	$17,673	$5,534	$12,139
Coffeeville Housing	510,375	280,000	May 1, 2011	15,311	5,534	9,777
Coosa County Housing	515,037	350,000	May 1, 2011	15,451	5,534	9,917
Ft. Deposit Housing	669,824	380,000	May 1, 2011	20,095	5,534	14,561
Orange Beach	1,029,413	375,000	May 1, 2011	31,519	5,534	25,985
Wilcam Housing	591,672	450,000	May 1, 2011	17,750	5,534	12,216
Parks I	1,156,121	570,000	May 31, 2011	30,000	3,319	26,681
Cambridge Court	1,235,832	735,000	April 30, 2011	31,056	2,960	28,096
Fairview Village	542,986	260,000	June 30, 2011	30,000	4,301	25,699
Beaumont Elderly Housing	891,637	560,000	August 24, 2011	20,000	3,096	16,904
Chester Associates	653,547	380,000	August 24, 2011	20,000	3,196	16,804
Clinton Terrace, Ltd	716,935	230,000	November 15, 2011	20,000	3,773	16,227
Crockett Manor	784,131	730,000	August 24, 2011	20,000	2,996	17,004
Crockett Manor Senior	961,186	470,000	August 24, 2011	20,000	2,996	17,004
Delta Manor, L.P.	1,180,131	550,000	September 20, 2011	30,000	4,023	25,977
Eupora Apartments	1,148,192	750,000	August 24, 2011	20,000	3,496	16,504
Fox Lake Manor L.P.	345,617	290,000	August 30, 2011	20,000	4,096	15,904
Gulf Coast Apartments	1,265,783	740,000	August 30, 2011	20,000	2,946	17,054

Local Limited Partnership	Debt at 12/31/10	Appraisal Value	Date of Sale	Sales Price	Sales Related Expenses	Gain (loss) on sale

Gulf Coast of Long Beach	1,296,021	860,000	August 30, 2011	20,000	2,946	17,054
Killbuck, L.P.	712,840	250,000	July 31, 2011	26,471	3,813	22,658
Levelland Manor, L.P.	862,108	420,000	October 1, 2011	25,863	4,893	20,970
Oakdale Senior Housing Ltd.	2,488,037	1,710,000	March 27, 2012	20,000	1,017	18,983
Post Manor, L.P.	603,294	250,000	October 1, 2011	18,099	4,251	13,848
Red Bud Associates	564,272	310,000	August 24, 2011	20,000	3,196	16,804
Steelville Associates	509,551	315,000	August 30, 2011	20,000	3,196	16,804
Tanglewood L.P.	1,015,558	740,000	July 31, 2011	39,706	3,815	35,891
Whitted Forest	828,985	605,000	September 19, 2011	-	7,084	(7,084)
Wills Point Manor, L.P.	600,357	240,000	October 1, 2011	18,011	4,251	13,760
Woodland Apartments, L.P.	1,193,654	530,000	October 1, 2011	35,810	4,251	31,559
Woodview LP	1,138,704	675,000	August 30, 2011	40,000	8,887	31,113

All Local Limited Partnerships that were sold for the year ended March 31, 2012 had reached the end of the Compliance Period. Therefore, no risk of credit recapture exists. No distributions will be made to the Limited Partners as a result of these sales.

The following table represents the anticipated use of the cash proceeds from the disposition of the 30 Local Limited Partnerships that were disposed of for the year ended March 31, 2012.

Local Limited Partnership	Cash Proceeds	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Remaining cash to remain in reserves for future expenses
Cherokee Housing	$17,673	$14,672	$-	$3,001
Coffeeville Housing	15,311	12,711	-	2,600
Coosa County Housing	15,451	12,828	-	2,623
Ft. Deposit Housing	20,095	16,683	-	3,412
Orange Beach	31,519	26,168	-	5,351
Wilcam Housing	17,750	14,736	-	3,014
Parks I	30,000	15,000	-	15,000
Cambridge Count	31,056	7,500	7,500	16,056
Fairview Village	30,000	20,000	10,000	-
Beaumont Elderly Housing	20,000	7,703	7,726	4,571
Chester Associates	20,000	7,703	7,726	4,571
Clinton Terrace, Ltd	20,000	-	19,000	1,000
Crockett Manor	20,000	7,703	7,726	4,571
Crockett Manor Senior	20,000	7,703	7,726	4,571
Delta Manor, L.P.	30,000	7,340	20,000	2,660
Eupora Apartments	20,000	7,703	7,726	4,571
Fox Lake Manor L.P.	20,000	12,447	-	7,553
Gulf Coast Apartments	20,000	9,917	-	10,083
Gulf Coast of Long Beach	20,000	9,917	-	10,083
Killbuck, L.P.	26,471	10,736	-	15,735
Levelland Manor, L.P.	25,863	3,146	17,717	5,000
Oakdale Senior Housing Ltd.	20,000	-	15,000	5,000
Post Manor, L.P.	18,099	3,146	9,953	5,000
Red Bud Associates	20,000	7,703	7,726	4,571
Steelville Associates	20,000	7,703	7,726	4,571
Tanglewood L.P.	39,706	17,353	-	22,353
Whitted Forest	-	-	-	-
Wills Point Manor, L.P.	18,011	3,146	9,865	5,000
Woodland Apartments, L.P.	35,810	3,147	27,663	5,000
Woodview LP	40,000	21,660	-	18,340

Subsequent to March 31, 2012, the Partnership has identified seven Local Limited Partnerships for disposition as listed in the table below. The Compliance Period for all of these Local Limited Partnerships have expired so there is no risk of recapture to the investors in the Partnership. All dispositions are expected to close on July 31, 2012.

Local Limited Partnership	Debt at 12/31/11	Appraisal value	Value of Local Limited Partnership	Estimated sales price	Actual appraisal expense	Estimated legal expense	Estimated gain on sale
HOI Limited Partnership of Benson	$888,000	$825,000	$(63,000)	$36,650	$1,000	$385	$35,265
HOI Limited Partnership of Dallas	1,529,000	1,120,000	(409,000)	36,650	1,000	385	35,265
Hoi Limited Partnership of Dunn	724,000	445,000	(279,000)	36,650	1,000	385	35,265
HOI Limited Partnership of Kings Mountain	1,091,000	745,000	(346,000)	36,650	1,000	385	35,265
HOI Limited Partnership of Lee	1,739,000	1,340,000	(399,000)	36,650	1,000	385	35,265
HOI Limited Partnership of Sanford	1,610,000	965,000	(645,000)	36,650	1,000	385	35,265
HOI Limited Partnership of Selma	838,000	805,000	(33,000)	36,650	1,000	385	35,265

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

There can be no assurance, therefore, that the IRS will not challenge some of the tax positions adopted by the Partnership. The courts could sustain an IRS challenge. An IRS challenge, if successful, could have a detrimental effect on the Partnership’s ability to realize its investment objectives

Passive activity rules will limit deduction of the Partnership’s losses and impose tax on interest income. The Internal Revenue Code imposes limits on the ability of most investors to claim losses from investments in real estate. An individual may claim these so-called passive losses only as an offset to income from investments in real estate or rental activities. An individual may not claim passive losses as an offset against other types of income, such as salaries, wages, dividends and interest. These passive activity rules will restrict the ability of most Limited Partners to use losses from the Partnership as an offset of non-passive income.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner. These asset management fees payable increased (decreased) by approximately $(200,000), $183,000 and $291,000 for the years ended March 31, 2012, 2011 and 2010, respectively. The Partnership’s future contractual cash obligations consist solely of its obligations to pay future annual asset management fees. These will equal approximately $71,864 per year through the termination of the Partnership, which must occur no later than December 31, 2050. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2013.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the eleven Housing Complexes for which the Partnership had ownership during the year, as of the dates or for the periods indicated:

			As of March 31, 2012		As of December 31, 2011
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits	Mortgage Balances of Local Limited Partnership

Brownfield Seniors Community, Ltd.	Brownfield, Texas	Winston Sullivan	$147,000	$147,000	24	$292,000	$652,000

Buffalo Apartments, Ltd.	Buffalo, Texas	Donald W. Sowell	91,000	91,000	24	177,000	362,000

HOI Limited Partnership of Benson (2)	Benson, North Carolina	Housing Opportunities, Inc.	269,000	269,000	50	577,000	843,000

HOI Limited Partnership of Dallas (2)	Dallas, North Carolina	Housing Opportunities, Inc.	366,000	366,000	60	787,000	1,503,000

HOI Limited Partnership of Dunn (2)	Dunn, North Carolina	Housing Opportunities, Inc.	170,000	170,000	34	366,000	711,000

HOI Limited Partnership of Kings Mt. (2)	Kings Mountain, North Carolina	Housing Opportunities, Inc.	262,000	262,000	46	563,000	1,071,000

HOI Limited Partnership of Lee (2)	Sanford, North Carolina	Housing Opportunities, Inc.	419,000	419,000	78	901,000	1,705,000

HOI Limited Partnership of Sanford (2)	Sanford, North Carolina	Housing Opportunities, Inc.	277,000	277,000	50	594,000	1,610,000

HOI Limited Partnership of Selma (2)	Selma, North Carolina	Housing Opportunities, Inc.	271,000	271,000	58	582,000	838,000

			As of March 31, 2012		As of December 31, 2011
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits	Mortgage Balances of Local Limited Partnership

Oakdale Senior Housing Limited Partnership (1)	Oakdale, California	Oakdale Senior Housing Corporation	N/A	N/A	80	2,110,000	2,378,000

Village Lane Properties, a Limited Partnership	Farmington, Arkansas	ERC Properties, Inc.	168,000	168,000	36	370,000	814,000

			$2,440,000	$2,440,000	540	$7,319,000	$12,487,000

(1)	The Partnership sold its interest in the Local Limited Partnership subsequent to December 31, 2011 but prior to March 31, 2012.
(2)	The Partnership has been identified for disposition subsequent to March 31, 2012.

	For the year ended December 31, 2011
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

Brownfield Seniors Community, Ltd.	$116,000	$(8,000)	N/A

Buffalo Apartments, Ltd.	124,000	2,000	N/A

HOI Limited Partnership of Benson (2)	292,000	10,000	N/A

HOI Limited Partnership of Dallas (2)	313,000	90,000	N/A

HOI Limited Partnership of Dunn (2)	196,000	21,000	N/A

HOI Limited Partnership of Kings Mt. (2)	215,000	(6,000)	N/A

HOI Limited Partnership of Lee (2)	440,000	22,000	N/A

HOI Limited Partnership of Sanford (2)	350,000	9,000	N/A

HOI Limited Partnership of Selma (2)	334,000	44,000	N/A

Oakdale Senior Housing Limited Partnership(1)	542,000	(235,000)	N/A

Village Lane Properties, a Limited Partnership	218,000	(51,000)	N/A

	$3,140,000	$(102,000)

N/A – All of the Low Income Housing Tax Credits have been allocated to the Partnership and there are no future Low Income Housing Tax Credits expected to be received.

(1)	The Partnership sold its interest in the Local Limited Partnership subsequent to December 31, 2011 but prior to March 31, 2012.
(2)	The Partnership has been identified for disposition subsequent to March 31, 2012.

WNC Housing Tax Credit Fund III, LP

March 31, 2012

			Occupancy Rates
Local Limited		General Partner	As of December 31,
Partnership Name	Location	Name	2011	2010	2009	2008	2007

Beaumont Elderly Housing, L.P.	Beaumont, Mississippi	Donald W. Sowell	N/A	100%	100%	97%	97%

Brownfield Seniors Community, Ltd.	Brownfield, Texas	Winston Sullivan	100%	92%	96%	92%	100%

Buffalo Apartments, Ltd.	Buffalo, Texas	Donald W. Sowell	96%	96%	92%	100%	96%

Cambridge Court Associates Limited Partnership	Grottoes, Virginia	The Humphrey Companies	N/A	100%	100%	100%	100%

Candleridge Apartments of Bondurant L.P.	Bondurant, Iowa	Eric A. Sheldahl	N/A	N/A	100%	100%	100%

Candleridge Apartments of Waukee L.P.	Waukee, Iowa	Eric A. Sheldahl	N/A	N/A	100%	91%	100%

Carlinville Associates I, L.P.	Carlinville, Illinois	Kenneth M. Vitor	N/A	N/A	N/A	N/A	85%

Cherokee Housing, Ltd.	Cedar Bluff, Alabama	Thomas H. Cooksey and Apartment Developers, Inc.	N/A	95%	89%	95%	95%

Chester Associates I, a Limited Partnership	Chester, Illinois	Kenneth M. Vitor	N/A	96%	96%	100%	92%

WNC Housing Tax Credit Fund III, LP

March 31, 2012

			Occupancy Rates
Local Limited		General Partner	As of December 31,
Partnership Name	Location	Name	2011	2010	2009	2008	2007

Clinton Terrace Apartments, Ltd.	Albany, Kentucky	Eddie C. Dalton	N/A	100%	92%	100%	100%

Coffeeville Housing, Ltd.	Coffeeville, Alabama	Thomas H. Cooksey and Apartment Developers, Inc.	N/A	84%	84%	84%	84%

Coosa County Housing, Ltd.	Rockford, Alabama	Thomas H. Cooksey and Apartment Developers, Inc.	N/A	100%	84%	89%	100%

Crockett Manor, Ltd.	Crockett, Texas	Jean Johnson	N/A	98%	100%	100%	100%

Crockett Manor Senior Citizens Complex, Ltd.	Crockett, Texas	Jean Johnson	N/A	100%	94%	97%	100%

Delta Manor, L.P.	Techula, Mississippi	Glenn D. Miller	N/A	100%	92%	97%	94%

Eupora Apartments, L.P.	Eupora, Mississippi	Richard Tenhet and Geraldine Tenhet	N/A	100%	100%	97%	100%

Fairview Village V, Limited Partnership	Carroll, Iowa	Kevin A. Bierl	N/A	100%	95%	100%	100%

Fox Lake Manor Limited Partnership	Fox Lake, Wisconsin	William E. Paschke, Jr. and Robert E. Campbell	N/A	75%	100%	92%	67%

WNC Housing Tax Credit Fund III, LP

March 31, 2012

			Occupancy Rates
Local Limited		General Partner	As of December 31,
Partnership Name	Location	Name	2011	2010	2009	2008	2007

Ft. Deposit Housing, Ltd.	Fort Deposit, Alabama	Thomas H. Cooksey and Apartment Developers, Inc.	N/A	96%	96%	91%	83%

Gulf Coast Apartments, L.P.	Gulfport, Mississippi	Philip Napier	N/A	88%	92%	95%	92%

Gulf Coast Apartments of Long Beach, L.P.	Long Beach, Mississippi	Philip Napier	N/A	95%	93%	98%	95%

Heritage Colonial Homes, L.P.	Blackshear, Georgia	Robert J. Deharder and Jacqueline F. McPhillips	N/A	N/A	80%	85%	90%

HOI Limited Partnership of Benson	Benson, North Carolina	Housing Opportunities, Inc.	94%	98%	96%	92%	92%

HOI Limited Partnership of Dallas	Dallas, North Carolina	Housing Opportunities, Inc.	97%	95%	95%	95%	95%

HOI Limited Partnership of Dunn	Dunn, North Carolina	Housing Opportunities, Inc.	100%	100%	100%	97%	100%

HOI Limited Partnership of Kings Mt.	Kings Mountain, North Carolina	Housing Opportunities, Inc.	98%	93%	98%	93%	98%

HOI Limited Partnership of Lee	Sanford, North Carolina	Housing Opportunities, Inc.	99%	92%	94%	92%	96%

WNC Housing Tax Credit Fund III, LP

March 31, 2012

			Occupancy Rates
Local Limited		General Partner	As of December 31,
Partnership Name	Location	Name	2011	2010	2009	2008	2007

HOI Limited Partnership of Sanford	Sanford, North Carolina	Housing Opportunities, Inc.	96%	96%	96%	94%	94%

HOI Limited Partnership of Selma	Selma, North Carolina	Housing Opportunities, Inc.	98%	98%	98%	100%	97%

Killbuck Limited Partnership	Killbuck, Ohio	Georg E. Maharg	N/A	92%	83%	92%	100%

Lake Ridge Apartments, L.P.	Tiptonville, Tennessee	Lewis Beasley, Jr. and Carol Beasley	N/A	N/A	91%	91%	95%

Levelland Manor, L.P.	Levelland, Texas	1600 Capital Company	N/A	100%	97%	100%	97%

Logan Park Associates Limited Partnership	Caldwell, Idaho	Riley J. Hill	N/A	N/A	80%	90%	92%

Meadow Run Associates Limited Partnership	Gordonsville, Virginia	The Humphrey Companies	N/A	N/A	95%	98%	100%

Oakdale Senior Housing Limited Partnership	Oakdale, California	Oakdale Senior Housing Corporation	89%	96%	96%	99%	94%

Orange Beach Housing, Ltd.	Orange Beach, Alabama	Thomas H. Cooksey and Apartment Developers, Inc.	N/A	97%	81%	94%	94%

WNC Housing Tax Credit Fund III, LP

March 31, 2012

			Occupancy Rates
Local Limited		General Partner	As of December 31,
Partnership Name	Location	Name	2011	2010	2009	2008	2007

Post Manor, L.P.	Post, Texas	1600 Capital Company	N/A	79%	79%	63%	83%

Red Bud Associates I, a Limited Partnership	Red Bud, Illinois	Kenneth M. Vitor	N/A	95%	90%	95%	100%

Steeleville Associates I, a Limited Partnership	Steeleville, Illinois	Kenneth M. Vitor	N/A	88%	88%	88%	100%

Tanglewood Limited Partnership	Frankfurt, Ohio	Georg E. Maharg and Maharg Realty, Inc.	N/A	94%	100%	94%	97%

Village Lane Properties, a Limited Partnership	Farmington, Arkansas	ERC Properties, Inc.	100%	97%	97%	100%	100%

Whitted Forest Limited Partnership	Hillsborough, North Carolina	Hillsborough Affordable Housing Corporation	N/A	64%	54%	46%	77%

WNC Housing Tax Credit Fund III, LP

March 31, 2012

			Occupancy Rates
Local Limited		General Partner	As of December 31,
Partnership Name	Location	Name	2011	2010	2009	2008	2007

Wilcam Housing, Ltd.	Camden, Alabama	Thomas H. Cooksey and Apartment Developers, Inc.	N/A	89%	89%	95%	89%

Wills Point Manor, L.P.	Wills Point, Texas	1600 Capital Company	N/A	96%	100%	100%	100%

Windmere Associates Limited Partnership	Lexington, Virginia	The Humphrey Companies	N/A	N/A	100%	100%	100%

Woodlands Apartments, L.P.	Mount Pleasant, Texas	1600 Capital Company	N/A	90%	94%	92%	94%

Woodview Limited Partnership	Chillicothe, Illinois and Glassford, Illinois	Michael K. Moore	N/A	95%	94%	100%	100%

	Weighted Average		96%	94%	93%	94%	95%

N/A- The Partnership sold its Local Limited Partnership Interest prior to the respective year end.

Item 3. Legal Proceedings

NONE

Item 4. Mine Safety Disclosures

NOT APPLICABLE

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

(a)	The Partnership Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

(b)	At March 31, 2012, there were 987 Limited Partners and 0 assignees of Partnership Units who were not admitted as Limited Partners.

(c)	The Partnership was not designed to provide operating cash distributions to Limited Partners. It is possible that the Partnership could make distributions from sale proceeds, if the Partnership is able to sell its Local Limited Partnership Interests or Housing Complexes for more than the related closing costs and any then accrued obligations of the Partnership. There can be no assurance in this regard. Any distributions would be made in accordance with the terms of the Partnership Agreement. During the years ended March 31, 2012, 2011 and 2010, the Partnership made no cash distributions to the Limited Partners.

(d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

(e)	The Partnership does not issue common stock.

(f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2012.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6. Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2012	2011	2010	2009	2008

ASSETS
Cash	$122,452	$57,638	$110,204	$16,761	$101,033
Other assets	510	118,262	-	-	-
Investments in Local Limited Partnerships, net	-	-	-	-	25,029

Total Assets	$122,962	$175,900	$110,204	$16,761	$126,062

LIABILITIES
Accounts payable	$5,746	$-	$-	$-	$-
Accrued fees and expenses due to General Partner and affiliates	4,322,533	4,699,059	4,405,978	4,082,099	3,772,893
Due to Local Limited Partnership	-	-	1,028	-	-
Total Liabilities	4,328,279	4,699,059	4,407,006	4,082,099	3,772,893
PARTNERS' DEFICIT	(4,205,317)	(4,523,159)	(4,296,802)	(4,065,338)	(3,646,831)

Total Liabilities and Partners’ Deficit	$122,962	$175,900	$110,204	$16,761	$126,062

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2012	2011	2010	2009	2008

Loss from operations	$(284,854)	$(367,581)	$(358,233)	$(428,663)	$(345,925)
Equity in income (losses) of Local Limited Partnerships	-	-	-	(19,900)	4,985
Gain on sale of Local Limited Partnerships	556,813	141,206	54,250	30,023	-
Interest income	55	18	8	33	235
Net income (loss)	$272,014	$(226,357)	$(303,975)	$(418,507)	$(340,705)

Net loss allocated to:
General Partner	$2,720	$(2,264)	$(3,040)	$(4,185)	$(3,407)
Limited Partners	$269,294	$(224,093)	$(300,935)	$(414,322)	$(337,298)
Net loss per Partnership Unit	$17.95	$(14.94)	$(20.06)	$(27.62)	$(22.49)
Outstanding weighted Partnership Units	15,000	15,000	15,000	15,000	15,000

	For the Years Ended March 31,
	2012	2011	2010	2009	2008

Net cash provided by (used in):
Operating activities	$(618,001)	$(202,566)	$39,193	$(114,295)	$(48,044)
Investing activities	682,815	150,000	54,250	30,023	-

Net change in cash	64,814	(52,566)	93,443	(84,272)	(48,044)

Cash, beginning of period	57,638	110,204	16,761	101,033	149,077

Cash, end of period	$122,452	$57,638	$110,204	$16,761	$101,033

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2011	2010	2009	2008	2007

Federal	$-	$-	$-	$-	$-

State	-	-	-	-	-

Total	$-	$-	$-	$-	$-

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

Financial Condition

The Partnership’s assets at March 31, 2012 consisted of $122,000 in cash and $1,000 in other assets. Liabilities at March 31, 2012 primarily consisted of $6,000 of accounts payable and $4,323,000, of accrued fees and expenses due to General Partner and affiliates (See “Future Contractual Cash Obligations” below).

Results of Operations

Year Ended March 31, 2012 Compared to Year Ended March 31, 2011 The Partnership’s net income for the year ended March 31, 2012 was $272,000, reflecting an increase of $498,000 from the net loss of $(226,000) experienced for the year ended March 31, 2011. There was an increase in gain on sale of Local Limited Partnerships of $416,000 for the year ended March 31, 2012 compared to the year ended March 31, 2011. The Partnership sold its Local Limited Partnership Interest in thirty Local Limited Partnerships during the year ended March 31, 2012 compared to six Local Limited Partnerships during the year ended March 31, 2011. The gain on sale of Local Limited Partnerships will vary from period to period, depending on the number of Housing Complexes that have been sold, the values of such Housing Complexes and the closing dates of such transactions. There was also a $132,000 decrease of asset management fees for the year ended March 31, 2012. These fees are calculated based on the invested assets. As Local Limited Partnerships are sold, the invested assets decrease, thereby decreasing the asset management fees. There was a decrease of $47,000 in write off of advances to Local Limited Partnerships for the year ended March 31, 2012 compared to the year ended March 31, 2011. Advances of $14,000 were made and reserved for during the year ended March 31, 2012 compared to advances of $60,000 made and reserved for during the year ended March 31, 2011. A Local Limited Partnership was experiencing some operational issues and the Partnership advanced the necessary funds. The legal and accounting fees decreased by $9,000 the year ended March 31, 2012 due to the timing of the accounting work performed for the Partnership. The reporting fees increased by $2,000 and the distribution income decreased by $(35,000) for the year ended March 31, 2012. Reporting fees and distribution income can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. There was a $(15,000) increase in outsourcing expenses for the year ended March 31, 2012 due to the fact that the Partnership outsourced a portion of the data entry management to increase efficiency. The write off of other assets increased by $(30,000) for the year ended March 31, 2012. Appraisal and other sales related expenses are capitalized and remain on the balance sheet until the respective Local Limited Partnership is sold. If the respective Local Limited Partnership is not sold within one year, they are expensed.

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

Liquidity and Capital Resources

Year Ended March 31, 2012 Compared to Year Ended March 31, 2011 The net increase in cash during the year ended March 31, 2012 was $65,000 compared to a net decrease in cash for the year ended March 31, 2011 of $(53,000). The variance was partially due $(14,000) advanced to a Local Limited Partnership during the year ended March 31, 2012 compared to $(60,000) advanced during the year ended March 31, 2011. As discussed above, advances are made based on the operational needs of the Local Limited Partnerships. The Partnership sold thirty of its Local Limited Partnerships during the year ended March 31, 2012 compared to six sold during the year ended March 31, 2011 resulting in an increase in gain on sales of $416,000 for the year ended March 31, 2012. The reporting fees increased by $2,000 and the distribution income decreased by $(35,000) for the year ended March 31, 2012. As stated above, the reporting fees and distribution income can vary from year to year depending on the available cash flows of the Local Limited Partnerships. The Partnership reimbursed the General Partner or an affiliate $(274,000) for expenses paid on behalf of the Partnership during the year ended March 31, 2012 compared to $(164,000) reimbursed during the year ended March 31, 2011. Lastly, the Partnership paid $(336,000) of accrued asset management fees during the year ended March 31, 2012 compared to $(84,000) during the year ended March 31, 2011.

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

Accrued payables, which consist primarily of related party asset management fees due to the General Partner, increased (decreased) by approximately $(377,000), $293,000 and $396,000 for the years ended March 31, 2012, 2011 and 2010, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2013.

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2012:

	2013	2014	2015	2016	2017	Thereafter	Total

Asset management fees (1)	$4,394,397	$71,864	$71,864	$71,864	$71,864	$2,371,512	$7,053,365
Total contractual cash obligations	$4,394,397	$71,864	$71,864	$71,864	$71,864	$2,371,512	$7,053,365

(1)	Asset management fees are payable annually until termination of the Partnership, which is to occur no later than 2050. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until 2050. Amounts due to the General Partner as of March 31, 2012 have been included in the 2013 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

NOT APPLICABLE

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Partners

WNC Housing Tax Credit Fund III, L.P.

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund III, L.P. (a California Limited Partnership) (the Partnership) as of March 31, 2012 and 2011, and the related statements of operations, partners’ equity (deficit) and cash flows for each of the years in the three-year period ended March 31, 2012. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund III, L.P. (a California Limited Partnership) as of March 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Reznick Group, P.C.

Bethesda, Maryland

June 20, 2012

WNC HOUSING TAX CREDIT FUND III, L.P.

(A California Limited Partnership)

BALANCE SHEETS (Audited)

	March 31,
	2012	2011

ASSETS

Cash	$122,452	$57,638
Other assets	510	118,262
Investments in Local Limited Partnerships, net (Notes 2 and 3)	0	0

Total Assets	$122,962	$175,900

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accounts payable	$5,746	$0
Accrued fees and expenses due to General Partner and affiliates (Note 3)	4,322,533	4,699,059

Total Liabilities	4,328,279	4,699,059

Partners’ Equity (Deficit):
General Partner	34,580	(13,968)
Limited Partners (15,000 Partnership Units authorized; 15,000 Partnership Units issued and outstanding)	(4,239,897)	(4,509,191)

Total Partners’ Equity (Deficit)	(4,205,317)	(4,523,159)

Total Liabilities and Partners’ Equity (Deficit)	$122,962	$175,900

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND III, L.P.

(A California Limited Partnership)

STATEMENTS OF OPERATIONS (Audited)

For the Years Ended March 31, 2012, 2011 and 2010

	For the Years Ended March 31,
	2012	2011	2010

Distribution income	$5,965	$40,894	$39,342
Reporting fees	22,014	20,034	36,282

Total income	27,979	60,928	75,624

Operating expenses:
Outsourcing expenses	15,420	0	0
Asset management fees (Note 3)	135,875	267,577	296,396
Legal and accounting	81,469	90,744	79,097
Write off of advances to Local Limited Partnerships (Note 5)	13,504	60,161	49,732
Asset management expenses	19,766	2,978	333
Appraisal expenses	30,385	0	0
Other	16,414	7,049	8,299

Total operating expenses	312,833	428,509	433,857

Loss from operations	(284,854)	(367,581)	(358,233)

Gain on sale of Local Limited Partnerships	556,813	141,206	54,250

Interest income	55	18	8

Net income (loss)	$272,014	$(226,357)	$(303,975)

Net income (loss) allocated to:
General Partner	$2,720	$(2,264)	$(3,040)

Limited Partners	$269,294	$(224,093)	$(300,935)

Net income (loss) per Partnership Unit	$17.95	$(14.94)	$(20.06)

Outstanding weighted Partnership Units	15,000	15,000	15,000

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND III, L.P.

(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT) (Audited)

For the Years Ended March 31, 2012, 2011 and 2010

	General Partner	Limited Partners	Total

Partners’ deficit at March 31, 2009	$(81,175)	$(3,984,163)	$(4,065,338)

Contributions (Note 6)	72,511	0	72,511

Net income (loss)	(3,040)	(300,935)	(303,975)

Partners’ deficit at March 31, 2010	(11,704)	(4,285,098)	(4,296,802)

Net income (loss)	(2,264)	(224,093)	(226,357)

Partners’ deficit at March 31, 2011	(13,968)	(4,509,191)	(4,523,159)

Contributions (Note 6)	45,828	0	45,828

Net income (loss)	2,720	269,294	272,014

Partners’ equity (deficit) at March 31, 2012	$34,580	$(4,239,897)	$(4,205,317)

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND III, L.P.

(A California Limited Partnership)

STATEMENTS OF CASH FLOWS (Audited)

For the Years Ended March 31, 2012, 2011 and 2010

	For the Years Ended March 31,
	2012	2011	2010

Cash flows from operating activities:
Net income (loss)	$272,014	$(226,357)	$(303,975)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of Local Limited Partnerships	(556,813)	(141,206)	(54,250)
Increase in other assets	(38,635)	(127,056)	0
Write off other assets	30,385	0	0
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	(330,698)	293,081	396,390
Increase (decrease) in due to Local Limited Partnership	0	(1,028)	1,028
Increase in accounts payable	5,746	0	0

Net cash provided by (used in) operating activities	(618,001)	(202,566)	39,193

Cash flows from investing activities:
Advances made to Local Limited Partnerships	(13,504)	(60,161)	(49,732)
Write off of advances made to Local Limited Partnerships	13,504	60,161	49,732
Net proceeds from sale of Local Limited Partnerships	682,815	150,000	54,250

Net cash provided by investing activities	682,815	150,000	54,250

Net increase (decrease) in cash	64,814	(52,566)	93,443

Cash, beginning of period	57,638	110,204	16,761

Cash, end of period	$122,452	$57,638	$110,204

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$800	$800	$800

NON-CASH FINANCING ACTIVITIES:
Advances made to the Partnership by the General Partner in prior years were converted to General Partner equity	$45,828	$0	72,511

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND III, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2012, 2011 and 2010

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

For the Years Ended March 31, 2012, 2011 and 2010

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

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2013.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2012. As of all periods presented, all of the Housing Complexes had completed their Compliance Period.

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

WNC HOUSING TAX CREDIT FUND III, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following table reflects the 30 Local Limited Partnership interests that were sold during the year ended March 31, 2012:

Local Limited Partnership	Debt at 12/31/10	Appraisal Value	Date of Sale	Sales Price	Sales Related Expenses	Gain (loss) on sale
Cherokee Housing	$589,099	$335,000	May 1, 2011	$17,673	$5,534	$12,139
Coffeeville Housing	510,375	280,000	May 1, 2011	15,311	5,534	9,777
Coosa County Housing	515,037	350,000	May 1, 2011	15,451	5,534	9,917
Ft. Deposit Housing	669,824	380,000	May 1, 2011	20,095	5,534	14,561
Orange Beach	1,029,413	375,000	May 1, 2011	31,519	5,534	25,985
Wilcam Housing	591,672	450,000	May 1, 2011	17,750	5,534	12,216
Parks I	1,156,121	570,000	May 31, 2011	30,000	3,319	26,681
Cambridge Court	1,235,832	735,000	April 30, 2011	31,056	2,960	28,096
Fairview Village	542,986	260,000	June 30, 2011	30,000	4,301	25,699
Beaumont Elderly Housing	891,637	560,000	August 24, 2011	20,000	3,096	16,904
Chester Associates	653,547	380,000	August 24, 2011	20,000	3,196	16,804
Clinton Terrace, Ltd	716,935	230,000	November 15, 2011	20,000	3,773	16,227
Crockett Manor	784,131	730,000	August 24, 2011	20,000	2,996	17,004
Crockett Manor Senior	961,186	470,000	August 24, 2011	20,000	2,996	17,004
Delta Manor, L.P.	1,180,131	550,000	September 20, 2011	30,000	4,023	25,977
Eupora Apartments	1,148,192	750,000	August 24, 2011	20,000	3,496	16,504
Fox Lake Manor L.P.	345,617	290,000	August 30, 2011	20,000	4,096	15,904
Gulf Coast Apartments	1,265,783	740,000	August 30, 2011	20,000	2,946	17,054

WNC HOUSING TAX CREDIT FUND III, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Local Limited Partnership	Debt at 12/31/10	Appraisal Value	Date of Sale	Sales Price	Sales Related Expenses	Gain (loss) on sale

Gulf Coast of Long Beach	1,296,021	860,000	August 30, 2011	20,000	2,946	17,054
Killbuck, L.P.	712,840	250,000	July 31, 2011	26,471	3,813	22,658
Levelland Manor, L.P.	862,108	420,000	October 1, 2011	25,863	4,893	20,970
Oakdale Senior Housing Ltd.	2,488,037	1,710,000	March 27, 2012	20,000	1,017	18,983
Post Manor, L.P.	603,294	250,000	October 1, 2011	18,099	4,251	13,848
Red Bud Associates	564,272	310,000	August 24, 2011	20,000	3,196	16,804
Steelville Associates	509,551	315,000	August 30, 2011	20,000	3,196	16,804
Tanglewood L.P.	1,015,558	740,000	July 31, 2011	39,706	3,815	35,891
Whitted Forest	828,985	605,000	September 19, 2011	-	7,084	(7,084)
Wills Point Manor, L.P.	600,357	240,000	October 1, 2011	18,011	4,251	13,760
Woodland Apartments, L.P.	1,193,654	530,000	October 1, 2011	35,810	4,251	31,559
Woodview LP	1,138,704	675,000	August 30, 2011	40,000	8,887	31,113

All Local Limited Partnerships that were sold for the year ended March 31, 2012 had reached the end of the Compliance Period. Therefore, no risk of credit recapture exists. No distributions will be made to the Limited Partners as a result of these sales.

WNC HOUSING TAX CREDIT FUND III, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following table represents the anticipated use of the cash proceeds from the disposition of the 30 Local Limited Partnerships that were disposed of for the year ended March 31, 2012.

Local Limited Partnership	Cash Proceeds	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Remaining cash to remain in reserves for future expenses
Cherokee Housing	$17,673	$14,672	$-	$3,001
Coffeeville Housing	15,311	12,711	-	2,600
Coosa County Housing	15,451	12,828	-	2,623
Ft. Deposit Housing	20,095	16,683	-	3,412
Orange Beach	31,519	26,168	-	5,351
Wilcam Housing	17,750	14,736	-	3,014
Parks I	30,000	15,000	-	15,000
Cambridge Count	31,056	7,500	7,500	16,056
Fairview Village	30,000	20,000	10,000	-
Beaumont Elderly Housing	20,000	7,703	7,726	4,571
Chester Associates	20,000	7,703	7,726	4,571
Clinton Terrace, Ltd	20,000	-	19,000	1,000
Crockett Manor	20,000	7,703	7,726	4,571
Crockett Manor Senior	20,000	7,703	7,726	4,571
Delta Manor, L.P.	30,000	7,340	20,000	2,660
Eupora Apartments	20,000	7,703	7,726	4,571
Fox Lake Manor L.P.	20,000	12,447	-	7,553
Gulf Coast Apartments	20,000	9,917	-	10,083
Gulf Coast of Long Beach	20,000	9,917	-	10,083
Killbuck, L.P.	26,471	10,736	-	15,735
Levelland Manor, L.P.	25,863	3,146	17,717	5,000
Oakdale Senior Housing Ltd.	20,000	-	15,000	5,000
Post Manor, L.P.	18,099	3,146	9,953	5,000
Red Bud Associates	20,000	7,703	7,726	4,571
Steelville Associates	20,000	7,703	7,726	4,571
Tanglewood L.P.	39,706	17,353	-	22,353
Whitted Forest	-	-	-	-
Wills Point Manor, L.P.	18,011	3,146	9,865	5,000
Woodland Apartments, L.P.	35,810	3,147	27,663	5,000
Woodview LP	40,000	21,660	-	18,340

WNC HOUSING TAX CREDIT FUND III, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Subsequent to March 31, 2012, the Partnership has identified seven Local Limited Partnerships for disposition as listed in the table below. The Compliance Period for all of these Local Limited Partnerships have expired so there is no risk of recapture to the investors in the Partnership. All dispositions are expected to close on July 31, 2012.

Local Limited Partnership	Debt at 12/31/11	Appraisal value	Value of Local Limited Partnership	Estimated sales price	Actual appraisal expense	Estimated legal expense	Estimated gain on sale
HOI Limited Partnership of Benson	$888,000	$825,000	$(63,000)	$36,650	$1,000	$385	$35,265
HOI Limited Partnership of Dallas	1,529,000	1,120,000	(409,000)	36,650	1,000	385	35,265
Hoi Limited Partnership of Dunn	724,000	445,000	(279,000)	36,650	1,000	385	35,265
HOI Limited Partnership of Kings Mountain	1,091,000	745,000	(346,000)	36,650	1,000	385	35,265
HOI Limited Partnership of Lee	1,739,000	1,340,000	(399,000)	36,650	1,000	385	35,265
HOI Limited Partnership of Sanford	1,610,000	965,000	(645,000)	36,650	1,000	385	35,265
HOI Limited Partnership of Selma	838,000	805,000	(33,000)	36,650	1,000	385	35,265

WNC HOUSING TAX CREDIT FUND III, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

WNC HOUSING TAX CREDIT FUND III, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2012 and 2011, the Partnership had no cash equivalents.

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

Reclassifications

Certain reclassifications have been made to the 2011 and 2010 financial statements to be consistent with the 2012 presentation.

WNC HOUSING TAX CREDIT FUND III, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impact of Recent Accounting Pronouncements

In September 2006, the FASB issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership’s financial statements.

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

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2011. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Company did not include the disclosure in this Form 10-K.

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

WNC HOUSING TAX CREDIT FUND III, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2012 and 2011, the Partnership owns Local Limited Partnership interests in 10 and 40 Local Limited Partnerships, respectively, each of which owns one Housing Complex, except for one Local Limited Partnership which owns three Housing Complexes, consisting of an aggregate 460 and 1,425 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2012 and 2011 are approximately $4,478,000 and $9,721,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined financial statements presented below. This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account along with impairment losses recorded in the Partnership’s investment account.

At March 31, 2012 and 2011, the investment accounts in all of the Local Limited Partnerships have reached a zero balance. Consequently, all of the Partnership’s estimate of its share of losses for the years ended March 31, 2012, 2011 and 2010, amounting to approximately $101,000, 890,000 and $1,160,000, respectively, have not been recognized. As of March 31, 2012, the aggregate share of net losses not recognized by the Partnership amounted to $2,365,000.

WNC HOUSING TAX CREDIT FUND III, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

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

COMBINED CONDENSED BALANCE SHEETS

	2011	2010
ASSETS

Buildings and improvements (net of accumulated depreciation as of December 31, 2011 and 2010 of $10,846,000, and $27,474,000, respectively)	$7,753,000	$24,688,000
Land	2,838,000	4,003,000
Other assets	2,243,000	5,569,000

Total assets	$12,834,000	$34,260,000

LIABILITIES

Mortgage loans payable	$12,487,000	$37,053,000
Due to related parties	32,000	642,000
Other liabilities	517,000	1,204,000

Total liabilities	13,036,000	38,899,000

PARTNERS’ EQUITY (DEFICIT)

WNC Housing Tax Credit Fund III, L.P.	(4,478,000)	(9,721,000)
Other partners	4,276,000	5,082,000

Total partners’ equity (deficit)	(202,000)	(4,639,000)

Total liabilities and partners’ equity (deficit)	$12,834,000	$34,260,000

WNC HOUSING TAX CREDIT FUND III, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2011	2010	2009

Revenues	$3,312,000	$7,483,000	$8,398,000

Expenses:
Operating expenses	2,321,000	5,602,000	6,399,000
Interest expense	486,000	1,195,000	1,211,000
Depreciation and amortization	607,000	1,588,000	1,881,000

Total expenses	3,414,000	8,385,000	9,491,000

Net operating loss	$(102,000)	$(902,000)	$(1,093,000)

Net loss allocable to the Partnership	$(101,000)	$(890,000)	$(1,160,000)

Net loss recorded by the Partnership	$-	$-	$-

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

For the Years Ended March 31, 2012, 2011 and 2010

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

An annual asset management fee equal to 0.5% of the Invested Assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership Interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $135,875, $267,577 and $296,396 were incurred for the years ended March 31, 2012, 2011 and 2010, respectively, of which $336,166, $84,126 and $5,000 were paid during the years ended March 31, 2012, 2011 and 2010, respectively.

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were approximately $274,100, $164,060 and $5,000 during the years ended March 31, 2012, 2011 and 2010, respectively.

A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2002 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred in the three year period ended March 31, 2012.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at that time:

	March 31,
	2012	2011

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$26,456	$156,864
Asset management fee payable	4,296,077	4,496,368
Advances made to the Partnership from the General Partner or an affiliate	-	45,827

Total	$4,322,533	$4,699,059

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2013.

WNC HOUSING TAX CREDIT FUND III, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31

2012

Income	$10,000	$7,000	$2,000	$9,000

Operating expenses	(95,000)	(65,000)	(67,000)	(86,000)

Loss from operations	(85,000)	(58,000)	(65,000)	(77,000)

Gain on sale of Local Limited Partnerships	164,000	276,000	96,000	21,000

Net income (loss)	79,000	218,000	31,000	(56,000)

Net income (loss) available to Limited Partners	79,000	216,000	31,000	(56,000)

Net income (loss) per Partnership Unit	5	14	2	(4)

	June 30	September 30	December 31	March 31

2011

Income	$15,000	$3,000	$1,000	$42,000

Operating expenses	(86,000)	(115,000)	(106,000)	(122,000)

Loss from operations	(71,000)	(112,000)	(105,000)	(80,000)

Gain on sale of Local Limited Partnerships	5,000	110,000	27,000	-

Net loss	(66,000)	(2,000)	(78,000)	(80,000)

Net loss available to Limited Partners	(65,000)	(2,000)	(77,000)	(80,000)

Net loss per Partnership Unit	(4)	-	(5)	(6)

WNC HOUSING TAX CREDIT FUND III, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

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

NOTE 5 - ADVANCES TO LOCAL LIMITED PARTNERSHIPS

During the years ended March 31, 2012, and 2011 the Partnership voluntarily advanced $13,504, and $60,161, respectively, to one Local Limited Partnership, Whitted Forest Limited Partnership, as a result of the Local Limited Partnership experiencing operational issues. As of March 31, 2012, 2011 and 2010, total advances made to this Local Limited Partnership were $0, $248,850, and $188,687, respectively. All advances were reserved in full the year they were advanced. Whitted Forest Limited Partnership was sold during the year ended March 31, 2012.

NOTE 6 – CAPITAL CONTRIBUTION BY GENERAL PARTNER

During the year ended March 31, 2012, the Partnership was relieved of debt owed to the General Partner totaling $45,828. The Partnership had received $45,828 in cash advances from the General Partner, which were in turn advanced by the Partnership to certain Local Limited Partnerships to help aid the Local Limited Partnerships with their operational issues. The advances were deemed to be uncollectible by the General Partner, and as such, the debt was forgiven. The cancellation of debt was recorded by the Partnership as a capital contribution from the General Partner.

In prior years, the Partnership had received cash advances from the General Partner or affiliates totaling $72,511 at March 31, 2010, which were in turn advanced to Whitted Forest Limited Partnership to aid the property with its operational issues. The General Partner forgave the debt as it was deemed uncollectible. The cancellation of that debt is considered a capital contribution by the General Partner to the Partnership and as such it is reflected in the statement of partners’ equity (deficit) in the accompanying financial statements.

WNC HOUSING TAX CREDIT FUND III, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to March 31, 2012, the Partnership has identified seven Local Limited Partnerships for disposition as listed in the table below. The Compliance Period for all of these Local Limited Partnerships have expired so there is no risk of recapture to the investors in the Partnership. All dispositions are expected to close on July 31, 2012.

Local Limited Partnership	Debt at 12/31/11	Appraisal value	Value of Local Limited Partnership	Estimated sales price	Actual appraisal expense	Estimated legal expense	Estimated gain on sale
HOI Limited Partnership of Benson	$888,000	$825,000	$(63,000)	$36,650	$1,000	$385	$35,265
HOI Limited Partnership of Dallas	1,529,000	1,120,000	(409,000)	36,650	1,000	385	35,265
Hoi Limited Partnership of Dunn	724,000	445,000	(279,000)	36,650	1,000	385	35,265
HOI Limited Partnership of Kings Mountain	1,091,000	745,000	(346,000)	36,650	1,000	385	35,265
HOI Limited Partnership of Lee	1,739,000	1,340,000	(399,000)	36,650	1,000	385	35,265
HOI Limited Partnership of Sanford	1,610,000	965,000	(645,000)	36,650	1,000	385	35,265
HOI Limited Partnership of Selma	838,000	805,000	(33,000)	36,650	1,000	385	35,265

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

Item 9A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

As of the end of the periods covered by this report, the Partnership’s General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership’s “disclosure controls and procedures” as defined in Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Partnership’s disclosure controls and procedures were not effective to ensure that material information required to be disclosed in the Partnership’s periodic report filings with SEC is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, consistent with the definition of “disclosure controls and procedures” under the Securities Exchange Act of 1934.

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

(b)	Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), and 15d-15(f), for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2012. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2012.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President, Chief Executive Officer and Secretary
Michael J. Gaber	Executive Vice President and Chief Operating Officer
David N. Shafer, Esq.	Executive Vice President
Darrick Metz	Senior Vice President – Originations
Christine A. Cormier	Senior Vice President – Fund Management
Melanie R. Wenk, CPA	Vice President – Chief Financial Officer
Kelly Henderson	Senior Vice President – Legal Affairs
Anand Kannan	Senior Vice President – Development
Paula Hall	Vice President – Asset Management
Gregory S. Hand	Vice President – Acquisitions
Thomas F. Maxwell	Vice President – Originations
Kay L. Cooper	Director of WNC & Associates, Inc.
Jennifer E. Cooper	Director of WNC & Associates, Inc.

In addition to Wilfred N. Cooper, Sr., the directors of WNC & Associates, Inc. are Wilfred N. Cooper, Jr., Kay L. Cooper and Jennifer E. Cooper.

Wilfred N. Cooper, Sr., age 81, is the founder and Chairman of the Board of Directors of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by WNC & Associates, Inc. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders (“NAHB”), a National Trustee for NAHB’s Political Action Committee, and a past Chairman of NAHB’s Multifamily Council. He is a Life Trustee of the National Housing Conference, and a co-founder and Director Emeritus of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 49, is President, Chief Executive Officer, Secretary, a Director, and a member of the Acquisition Committee, of WNC & Associates, Inc. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined WNC & Associates, Inc. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Orange County Advisory Board of U.S. Bank, the Board of Trustees of NHC, the Editorial Advisory Board of Tax Credit Advisor, and the Tax Policy Council of the National Trust for Historic Preservation. He is a member of the Urban Land Institute and of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

Michael J. Gaber, age 45, is an Executive Vice President, Chief Operating Officer, chair of the Acquisition Committee, and oversees the Property Acquisition and Investment Management groups, of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with WNC & Associates, Inc. since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with a large financial institution. Mr. Gaber is a member of the Housing Credit Group of NAHB and of National Housing and Rehabilitation Association (“NH&RA”). Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in business administration – finance.

David N. Shafer, age 59, is an Executive Vice President, a member of the Acquisition Committee, and oversees the New Markets Tax Credit group, of WNC & Associates, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining WNC & Associates, Inc. in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, a Director of the Council for Affordable and Rural Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Laws degree in taxation.

Darrick Metz, age 41, is Senior Vice President – Originations of WNC & Associates, Inc. He has been involved in multifamily property underwriting, acquisition and investment activities since 1991. Prior to joining WNC in 1999, he was employed by a Minnesota development company specializing in tax credit and market rate multifamily projects. Mr. Metz also worked with the Minnesota Housing Finance Agency (“MHFA”), where he held the position of Senior Housing Development Officer. While at MHFA, he was responsible for the allocation of tax credits, HOME funds and state loan products. Mr. Metz is active in the Qualified Allocation Plan Tax Credit Advisory Committee for the Wisconsin Housing and Economic Development Authority, a member of MHFA’s Multifamily Technical Assistance and a board member of NH&RA. He graduated from St. Cloud State University in 1993 with a Bachelor of Science degree in finance/economics.

Christine A. Cormier, age 53, is Senior Vice President – Fund Management and, accordingly, oversees the fund management group, of WNC & Associates, Inc. Ms. Cormier has been active in the real estate industry since 1985. Prior to joining WNC in 2008, Ms. Cormier was with another major tax credit syndicator for over 12 years where she was the Managing Director of investor relations. Ms. Cormier graduated from Bentley University in 1982 with a Bachelor of Science degree (summa cum laude) in accounting and computer science.

Melanie R. Wenk, age 43, is Vice President – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

Kelly Henderson, age 40, is Senior Vice President – Legal Affairs of WNC & Associates, Inc. She is responsible for structuring local limited partnership letters of understanding and local limited partnership agreements, coordinating closings with outside counsel and reviewing local limited partnership loan documents. Prior to joining WNC in 2006, she was Vice President – Acquisitions and Senior Counsel with a national tax credit syndicator. Ms. Henderson has been underwriting tax credit properties since 1999. She graduated from the State University of New York at Geneseo in 1993 with a Bachelor of Arts degree in political science and from the New England School of Law in 1996 with a Juris Doctor degree. She is licensed to practice law in the States of New York and Massachusetts.

Anand Kannan, age 32, is Senior Vice President – Development of WNC & Associates, Inc. and leads the preservation and development teams for Community Preservation Partners, LLC. Prior to joining WNC in 2011, Mr. Kannan served as Associate Director at Vitus Group (previously Pacific Housing Advisors, Inc.), where he developed or consulted on affordable housing projects across the country. His expertise is in the acquisition and rehabilitation of existing low-income housing projects that are or will be financed by tax-exempt bonds, tax credits, and other government subsidies. Prior to his tenure at Vitus Group, Mr. Kannan was associated with Novogradac & Company LLP. Mr. Kannan graduated from the University of California at Berkeley in 2002 with a Bachelor of Arts degree in Economics with an emphasis in Accounting.

Paula Hall, age 45, is Vice President – Asset Management, a member of the Acquisition Committee, and oversees the asset management group, of WNC & Associates, Inc. She joined WNC in 1997 and has more than 21 years of property management experience. Ms. Hall is a Certified Occupancy Specialist (CPO), Housing Credit Certified Professional (HCCP), and Certified Property Manager (CPM) candidate. Prior to joining WNC, she was a property manager for NHP Property Management (AIMCO) where she oversaw operations, training and development.

Gregory S. Hand, age 48, is Vice President – Acquisitions, and oversees the property underwriting activities, of the Irvine office of WNC & Associates, Inc. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining WNC in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Thomas F. Maxwell, age 60, is Vice President – Originations of the Northeast Region. He has 17 years of experience in the tax credit industry, and more than 30 years of real estate experience, including originating, structuring and closing all types of affordable housing developments. Prior to joining WNC in 2009, he served as a team leader for a national tax credit syndicator for nine years. Mr. Maxwell graduated from Case Western Reserve University in 1974 with a Bachelor of Arts degree in English and from Boston University in 1980 with a Master of Business Administration degree.

Kay L. Cooper, age 75, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. Kay Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Jennifer E. Cooper, age 49, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. She is the wife of Wilfred Cooper, Jr. and attended the University of Texas from 1981 to 1986.

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

For services rendered by the General Partner or an Affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such Affiliate may receive an annual asset management fee in an amount equal to 0.5% of Invested Assets in Local Limited Partnerships which are subsidized under one or more Federal, state or local housing assistance programs. The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Asset management fees of $135,875, $267,577, and $296,396 were incurred during the years ended March 31, 2012, 2011 and 2010, respectively. The Partnership paid the General Partner and or its affiliates $336,166, $84,126, and $5,000 of those fees during the years ended March 31, 2012, 2011 and 2010, respectively.

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $26,456, $156,864 and $93,061 for the years ended March 31, 2012, 2011 and 2010, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $274,100, $164,060 and $5,000 during the years ended March 31, 2012, 2011 and 2010, respectively.

(c)	Interest in Partnership

The General Partner receives 1% of the Partnership’s allocated Low Income Housing Tax Credits, which were $0, for the General Partner in the aggregate for each of the tax years (calendar years) ended December 31, 2011, 2010 and 2009. The General Partner is also entitled to receive 1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2012, 2011 and 2010. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 1% and the Limited Partners 99% of any remaining proceeds. There were no distributions of cash to the General Partner during the years ended March 31, 2012, 2011 and 2010.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

(a)	The General Partner manages all of the Partnership’s affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner’s interests in the Partnership, as discussed in Item 11 and in the notes to the Partnership’s financial statements.

(b)	The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2012	2011

Audit Fees	$39,120	$34,100
Audit-related Fees		-
Tax Fees	3,035	3,035
All Other Fees		-
TOTAL	$42,155	$37,135

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by the General Partner.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	List of financial statements included in Part II hereof:

Balance Sheets, March 31, 2012 and 2011
Statements of Operations for the years ended March 31, 2012, 2011 and 2010
Statements of Partners’ Equity (Deficit) for the years ended March 31, 2012, 2011 and 2010
Statements of Cash Flows for the years ended March 31, 2012, 2011 and 2010
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

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2012 and 2011, (ii) the Statements of Operations for the years ended March 31, 2012, 2011 and 2010, (iii) the Statements of Cash Flows for the years ended March 31, 2012, 2011 and 2010 and (iv) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2012

		As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Improvements	Accumulated Depreciation	Net Book Value

Brownfield Seniors Community, Ltd.	Brownfield, Texas	$147,000	$147,000	$652,000	$38,000	$876,000	$480,000	$434,000

Buffalo Apartments, Ltd.	Buffalo, Texas	91,000	91,000	362,000	10,000	666,000	329,000	347,000

HOI Limited Partnership of Benson (2)	Benson, North Carolina	269,000	269,000	843,000	332,000	1,548,000	858,000	1,022,000

HOI Limited Partnership of Dallas (2)	Dallas, North Carolina	366,000	366,000	1,503,000	316,000	2,109,000	1,176,000	1,249,000

HOI Limited Partnership of Dunn (2)	Dunn, North Carolina	170,000	170,000	711,000	210,000	938,000	593,000	555,000

HOI Limited Partnership of Kings Mt. (2)	Kings Mountain, North Carolina	262,000	262,000	1,071,000	239,000	1,520,000	847,000	912,000

HOI Limited Partnership of Lee (2)	Sanford, North Carolina	419,000	419,000	1,705,000	458,000	2,330,000	1,304,000	1,484,000

HOI Limited Partnership of Sanford (2)	Sanford, North Carolina	277,000	277,000	1,610,000	345,000	1,928,000	1,067,000	1,206,000

HOI Limited Partnership of Selma (2)	Selma, North Carolina	271,000	271,000	838,000	360,000	1,559,000	910,000	1,009,000

Oakdale Senior Housing Limited Partnership (1)	Oakdale, California	N/A	N/A	2,378,000	400,000	4,271,000	2,626,000	2,045,000

WNC Housing Tax Credit Fund III, L.P

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2012

		As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Improvements	Accumulated Depreciation	Net Book Value

Village Lane Properties, a Limited Partnership	Farmington, Arkansas	168,000	168,000	814,000	130,000	854,000	656,000	328,000

		$2,440,000	$2,440,000	$12,487,000	$2,838,000	$18,599,000	$10,846,000	$10,591,000

(1)	The Partnership should its interest in the Local Limited Partnership subsequent to December 31, 2011 but prior to March 31, 2012.
(2)	The Partnership has been identified for disposition subsequent to March 31, 2012.

WNC Housing Tax Credit Fund III, L.P

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2012

	For the year ended December 31, 2011
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

Brownfield Seniors Community, Ltd.	$116,000	$(8,000)	1994	Completed	40

Buffalo Apartments, Ltd.	124,000	2,000	1995	Completed	35

HOI Limited Partnership of Benson (2)	292,000	10,000	1993	Completed	40

HOI Limited Partnership of Dallas (2)	313,000	90,000	1993	Completed	40

HOI Limited Partnership of Dunn (2)	196,000	21,000	1993	Completed	40

HOI Limited Partnership of Kings Mt. (2)	215,000	(6,000)	1993	Completed	40

HOI Limited Partnership of Lee (2)	440,000	22,000	1993	Completed	40

HOI Limited Partnership of Sanford (2)	350,000	9,000	1993	Completed	40

HOI Limited Partnership of Selma (2)	334,000	44,000	1993	Completed	40

Oakdale Senior Housing Limited Partnership (1)	542,000	(235,000)	1993	Completed	30

Village Lane Properties, a Limited Partnership	218,000	(51,000)	1993	Completed	25

	$3,140,000	$(102,000)

(1)	The Partnership should its interest in the Local Limited Partnership subsequent to December 31, 2011 but prior to March 31, 2012.
(2)	The Partnership has been identified for disposition subsequent to March 31, 2012.

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

(1) The Local Limited Partnership was identified for disposition and the Local Limited Partnership Interest was sold subsequent to March 31, 2011.

(2) The Local Limited Partnership was identified for disposition as of March 31, 2011.

WNC Housing Tax Credit Fund III, L.P.

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2011

	For the year ended December 31, 2010
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

Beaumont Elderly Housing, L.P.	144,000	(23,000)	1995	Completed	45

Brownfield Seniors Community, Ltd.	108,000	(15,000)	1994	Completed	40

Buffalo Apartments, Ltd.	119,000	(6,000)	1995	Completed	35

Cambridge Court Associates Limited Partnership	211,000	(2,000)	1992	Completed	35

Cherokee Housing, Ltd. (1)	99,000	(6,000)	1993	Completed	40

Chester Associates I, a Limited Partnership	102,000	(20,000)	1992	Completed	27.5

Clinton Terrace Apartments, Ltd.	96,000	(8,000)	1993	Completed	40

Coffeeville Housing, Ltd. (1)	81,000	(14,000)	1993	Completed	40

Coosa County Housing, Ltd. (1)	96,000	2,000	1992	Completed	40

Crockett Manor, Ltd.	207,000	10,000	1994	Completed	40

Crockett Manor Senior Citizens Complex, Ltd	166,000	(16,000)	1993	Completed	50

Delta Manor, L.P.	204,000	(47,000)	1993	Completed	27.5

Eupora Apartments, L.P.	175,000	(1,000)	1992	Completed	40

Fairview Village V, Limited Partnership (2)	102,000	6,000	1992	Completed	40

Fox Lake Manor Limited Partnership	53,000	(6,000)	1994	Completed	27.5

WNC Housing Tax Credit Fund III, L.P.

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2011

	For the year ended December 31, 2010
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

Ft. Deposit Housing, Ltd. (1)	119,000	(7,000)	1992	Completed	40

Gulf Coast Apartments, L.P.	272,000	(28,000)	1993	Completed	30

Gulf Coast Apartments of Long Beach, L.P.	291,000	(40,000)	1993	Completed	30

HOI Limited Partnership of Benson	284,000	6,000	1993	Completed	40

HOI Limited Partnership of Dallas	304,000	(12,000)	1993	Completed	40

HOI Limited Partnership of Dunn	185,000	(11,000)	1993	Completed	40

HOI Limited Partnership of Kings Mt.	204,000	(30,000)	1993	Completed	40

HOI Limited Partnership of Lee	432,000	(5,000)	1993	Completed	40

HOI Limited Partnership of Sanford	336,000	(24,000)	1993	Completed	40

HOI Limited Partnership of Selma	321,000	23,000	1993	Completed	40

Killbuck Limited Partnership	89,000	(34,000)	1992	Completed	27.5

Levelland Manor, L.P.	156,000	(27,000)	1993	Completed	40

Oakdale Senior Housing Limited Partnership (1)	544,000	(110,000)	1993	Completed	30

Orange Beach Housing, Ltd. (1)	133,000	(29,000)	1994	Completed	40

Parks I Limited Partnership (1)	254,000	(29,000)	1993	Completed	40

Post Manor, L.P.	91,000	(17,000)	1992	Completed	40

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

WNC HOUSING TAX CREDITS III, L.P.

By:	WNC Housing Tax Credit Fund III, LP

General Partner

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
President of WNC & Associates, Inc.

Date: June 20, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date: June 20, 2012

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date: June 20, 2012

By:	/s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date: June 20, 2012

By:	/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date: June 20, 2012

