Form 10-Q
period 2012-06-30
WNC HOUSING TAX CREDIT FUND III L P
filed 2012-08-14
CIK 875278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [X] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

WNC HOUSING TAX CREDIT FUND III, L.P.

(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended June 30, 2012

2

WNC HOUSING TAX CREDIT FUND III, L.P.

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2012	March 31, 2012

ASSETS

Cash	$148,306	$122,452
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	510	510

Total Assets	$148,816	$122,962

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accounts payable	$5,746	$5,746
Accrued fees and expenses due to General Partner and affiliates (Note 3)	4,348,912	4,322,533

Total Liabilities	4,354,658	4,328,279

Partners’ Equity (Deficit):
General Partner	34,575	34,580
Limited Partners (15,000 Partnership Units authorized; 15,000 Partnership Units issued and outstanding)
	(4,240,417)	(4,239,897)

Total Partners’ Equity (Deficit)	(4,205,842)	(4,205,317)

Total Liabilities and Partners’ Equity (Deficit)	$148,816	$122,962

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND III, L.P.

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2012 and 2011

(Unaudited)

	2012	2011
	Three Months	Three Months

Reporting fees	$38,712	$10,143
Other income	2,127	-

Total operating income	40,839	10,143

Operating expenses:
Asset management fees (Note 3)	17,967	50,760
Legal and accounting fees	20,883	35,839
Other	2,528	8,181

Total operating expenses	41,378	94,780

Loss from operations	(539)	(84,637)

Gain on sale of Local Limited Partnerships	-	164,015

Interest income	14	7

Net income (loss)	$(525)	$79,385

Net income (loss) allocated to:
General Partner	$(5)	$794

Limited Partners	$(520)	$78,591

Net income (loss) per Partnership Unit	$-	$5

Outstanding weighted Partnership Units	15,000	15,000

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND III, L.P.

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2012

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2012	$34,580	$(4,239,897)	$(4,205,317)

Net loss	(5)	(520)	(525)

Partners’ equity (deficit) at June 30, 2012	$34,575	$(4,240,417)	$(4,205,842)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND III, L.P.

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2012 and 2011

(Unaudited)

	2012	2011

Cash flows from operating activities:
Net income (loss)	$(525)	$79,385
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in other assets	-	(17,139)
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates
Increase in accrued expenses	26,379	(124,483)
Gain on sale of Local Limited Partnerships	-	(164,015)

Net cash provided (used in) operating activities	25,854	(192,591)

Cash flows from investing activities:
Proceeds from sale of Local Limited Partnerships	-	177,799

Net cash provided by investing activates	-	177,799

Net increase (decrease) in cash	25,854	(14,792)

Cash, beginning of period	122,452	57,638

Cash, end of period	$148,306	$42,846

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITES

Gain on sale of Local Limited Partnerships and sales proceeds receivable were increased due to the sale of a Local Limited Partnership.	$-	$30,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2012.

Organization

WNC Housing Tax Credit Fund III, L.P., (the “Partnership”), is a California Limited Partnership formed under the laws of the State of California on May 10, 1991. The Partnership was formed to acquire limited partnership interests in other limited partnerships (“Local Limited Partnerships”) which own multi-family or senior housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

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

For the Quarterly Period Ended June 30, 2012

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

For the Quarterly Period Ended June 30, 2012

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2013.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2012. As of all periods presented, all of the Housing Complexes had completed their Compliance Period.

WNC HOUSING TAX CREDIT FUND III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2012

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

As of March 31, 2012, the Partnership sold its Local Limited Partnership Interest in Carlinville Associates I, L.P, Lake Ridge Apartments, L.P, Heritage Colonial Homes, L.P, Meadow Run Associates L.P, Windermere Associates, L.P, Candleridge Apartments of Bondurant, L.P, Candleridge Apartments of Waukee, L.P, Logan Park Associates, L.P, Cherokee Housing, L.P, Coffeeville Housing, L.P, Coosa County Housing L.P, Ft. Deposit Housing, L.P, Orange Beach, L.P, Wilcam Housing, L.P, Park I, L.P, Cambridge Court, L.P, Fairview Village, L.P, Beaumont Elderly Housing, L.P, Chester Associates, L.P, Clinton Terrace, Ltd, Crockett Manor, L.P, Crockett Manor Senior, L.P, Delta Manor, L.P, Eupora Apartments, L.P, Fox Lake Manor, L.P, Gulf Coast Apartments, L.P, Gulf Coast of Long Beach, L.P, Killbuck, L.P, Levelland Manor, L.P, Oakdale Senior Housing, L.P, Post Manor, L.P, Red Bud Associates, L.P, Steelville Associates, L.P, Tanglewood, L.P, Whitted Forest, L.P, Wills Point Manor, L.P, Woodland Apartments, L.P, and Woodview, L.P.

As of June 30, 2012, the Partnership has identified seven Local Limited Partnerships for disposition as listed in the table below. The Compliance Period for all of these Local Limited Partnerships have expired so there is no risk of recapture to the investors in the Partnership. All seven of the Local Limited Partnerships are expected to close by the end of August 2012. The sales price and legal and appraisal expenses are estimated and are subject to change pending final negotiations of contracts.

WNC HOUSING TAX CREDIT FUND III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Local Limited Partnership	Debt at 12/31/11	Appraisal Value	Value of Local Limited Partnership	Estimated Sales Price	Estimated Appraisal expense	Estimated Legal expense	Estimated gain (loss) on sale
HOI Limited Partnership of Benson	$888,000	$825,000	$(63,000)	$36,650	$1,000	$385	$35,265

HOI Limited Partnership of Dallas	1,529,000	1,120,000	(409,000)	36,650	1,000	385	35,265

HOI Limited Partnership of Dunn	724,000	445,000	(279,000)	36,650	1,000	385	35,265

HOI Limited Partnership of Kings Mountain	1,091,000	745,000	(346,000)	36,650	1,000	385	35,265

HOI Limited Partnership of Lee	1,739,000	1,340,000	(399,000)	36,650	1,000	385	35,265

HOI Limited Partnership of Sanford	1,610,000	965,000	(645,000)	36,650	1,000	385	35,265

HOI Limited Partnership of Selma	838,000	805,000	(33,000)	36,650	1,000	385	35,265

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

WNC HOUSING TAX CREDIT FUND III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2012 and 2011 has been recorded by the Partnership. Management’s estimate for the three-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations. However, management does not consolidate the Partnership’s interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities. The Partnership currently records the amount of its investment in these Local Limited Partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership’s balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership’s exposure to loss on these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership.

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2012, all of the investment balances had reached zero.

WNC HOUSING TAX CREDIT FUND III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2012

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2012 and March 31, 2012, the Partnership had no cash equivalents.

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

WNC HOUSING TAX CREDIT FUND III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

As of June 30, 2012 and March 31, 2012, the Partnership owns Local Limited Partnership interests in 10 Limited Partnerships. All of these Local Limited Partnerships own one Housing Complex consisting of an aggregate of 460 apartment units. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the three months ended June 30, 2012 and 2011 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2012	2011

Revenues	$692,000	$1,535,000

Expenses
Interest expense	75,000	215,000
Depreciation and amortization	116,000	342,000
Operating expenses	468,000	1,177,000
Total expenses	659,000	1,734,000

Net income (loss)	$33,000	$(199,000)
Net income (loss) allocable to the Partnership	$33,000	$(197,000)
Net income (loss) recorded by the Partnership	$-	$-

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

WNC HOUSING TAX CREDIT FUND III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset Management Fees of $17,967 and $50,760 were incurred during the three months ended June 30, 2012 and 2011, respectively. The Partnership paid the General Partner and or its affiliates $15,000 and $72,299 of those fees during the three months ended June 30, 2012 and 2011, respectively.

(b)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $0 and $130,442 during the three months ended June 30, 2012 and 2011, respectively.

(c)	A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2002 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred during the three months ended June 30, 2012.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	June 30, 2012	March 31, 2012

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$49,868	$26,456
Asset management fee payable	4,299,044	4,296,077

Total	$4,348,912	$4,322,533

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2012 and 2011, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2012 consisted of $148,000 in cash and $1,000 of other assets. Liabilities at June 30, 2012 consisted of $4,349,000 in accrued fees and expenses due to the General Partner and affiliates and $6,000 in accounts payable.

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011. The Partnership’s net loss for the three months ended June 30, 2012 was $(1,000), reflecting a decrease of $80,000 from the $79,000 net income for the three months ended June 30, 2011. The change was largely due to a decrease of $164,000 in gain on sale of Local Limited Partnerships for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The proceeds and gains from the sales of Local Limited Partnerships will vary from period to period, depending on the number of Housing Complexes that have been identified for disposition, the values of such Housing Complexes and the closing dates of such transactions. There was also a $33,000 decrease in asset management fees for the three months ended June 30, 2012. These fees are calculated based on the invested assets. As Local Limited Partnerships are sold, the invested assets decrease, thereby decreasing the asset management fees. The legal and accounting fees decreased by $15,000 for the three months ended June 30, 2012 due to the timing of the accounting and legal work performed. The reporting fees increased by $29,000 for the three months ended June 30, 2012. Reporting fees fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Liquidity and Capital Resources

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011. The net increase in cash during the three months ended June 30, 2012 was $26,000 compared to a net decrease in cash during the three months ended June 30, 2011 of $(15,000). The change was primarily due to the receipt of sales proceeds of $178,000 during the three months ended June 30, 2011 compared to no such proceeds received during the three months ended June 30, 2012. No Local Limited Partnerships were sold during the current period. During the three months ended June 30, 2012, the Partnership paid $(15,000) and $0 to the General Partner or an affiliate for accrued asset management fees and reimbursement of operating expenses, respectively, compared to $(72,000) and $(130,000), respectively, paid during the three months ended June 30, 2011. Each quarter, the Partnership evaluates its cash position and determines if payments are going to be made to the General Partner and/or affiliates. The reporting fees increased by $29,000 for the year ended June 30, 2012. As stated above, the reporting fees can vary from year to year depending on the available cash flows of the Local Limited Partnerships.

3

During the three months ended June 30, 2012, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and/or its affiliates, increased by $26,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2012, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2013.

Recent Accounting Changes

In June 2009, the Financial Accounting Standards Board (FASB) issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The amended guidance modified the consolidation model to one based on control and economics, and replaced the quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

In May 2011, the FASB issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and narrative description of the sensitivity of the fair value to changes in unobservable inputs. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not materially affect the Partnership’s financial statements.

4

Item 3. Quantitative and Qualitative Disclosures About Market Risks

NOT APPLICABLE

Item 4. Controls and Procedures

(a)	Disclosure controls and procedures

As of the end of the period covered by this report, the Partnership’s General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership’s “disclosure controls and procedures” as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Partnership’s disclosure controls and procedures were not effective to ensure that material information required to be disclosed in the Partnership’s periodic report filings with SEC is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, consistent with the definition of “disclosure controls and procedures” under the Securities Exchange Act of 1934

The Partnership must rely on the Local Limited Partnerships to provide the Partnership with certain information necessary to the timely filing of the Partnership’s periodic reports. Factors in the accounting at the Local Limited Partnerships have caused delays in the provision of such information during past reporting periods, and resulted in the Partnership’s inability to file its periodic reports in a timely manner.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

5

Part II. Other Information

Item 1. Legal Proceedings

NONE

Item 1A. Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Mine Safety Disclosures

NOT APPLICABLE

Item 5. Other Information

NONE

Item 6. Exhibits

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2012 and March 31, 2012, (ii) the Condensed Statements of Operations for the three-month periods ended June 30, 2012 and June 30, 2011, (iii) the Condensed Statements of Cash Flows for the three months ended June 30, 2012 and June 30, 2011 and (iv) the Notes to Condensed Financial Statements.

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934

6

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND III, L.P.

By: WNC Tax Credit Partners, L.P.	General Partner

Date: August 14, 2012

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: August 14, 2012

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: August 14, 2012

7