Form 10-Q
period 2012-09-30
WNC HOUSING TAX CREDIT FUND III L P
filed 2012-11-13
CIK 875278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes [  ] No [X]

WNC HOUSING TAX CREDIT FUND III, L.P.

(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended September 30, 2012

2

WNC HOUSING TAX CREDIT FUND III, L.P.

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2012	March 31, 2012

ASSETS

Cash	$67,688	$122,452
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	-	510

Total Assets	$67,688	$122,962

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$3,899,778	$4,322,533
Accounts payable	5,746	5,746

Total Liabilities	3,905,524	4,328,279

Partners’ Equity (Deficit):
General Partner	38,255	34,580
Limited Partners (15,000 Partnership Units authorized; 15,000 Partnership Units issued and outstanding)	(3,876,091)	(4,239,897)

Total Partners’ Equity (Deficit)	(3,837,836)	(4,205,317)

Total Liabilities and Partners’ Equity (Deficit)	$67,688	$122,962

See accompanying notes condensed to financial statements

WNC HOUSING TAX CREDIT FUND III, L.P.

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2012 and 2011

(Unaudited)

	2012		2011
	Three Months	Six Months	Three Months	Six Months

Reporting fees	$-	$38,712	$5,230	$15,373
Other income	-	2,127	1,755	1,755

Total operating income	-	40,839	6,985	17,128

Operating expenses:
Asset management fees (Note 3)	12,423	30,390	40,507	91,267
Legal and accounting fees	11,583	32,465	4,373	40,212
Outsourcing expenses	4,998	5,668	14,433	14,433
Other	1,622	3,481	5,735	13,916

Total operating expenses	30,626	72,004	65,048	159,828

Loss from operations	(30,626)	(31,165)	(58,063)	(142,700)

Gain on sale of Local Limited Partnerships (Note 2)	398,622	398,622	276,395	440,410

Interest income	10	24	7	14

Net income	$368,006	$367,481	$218,339	$297,724

Net income allocated to:
General Partner	$3,680	$3,675	$2,183	$2,977

Limited Partners	$364,326	$363,806	$216,156	$294,747

Net income per Partnership Unit	$25	$24	$14	$20

Outstanding weighted Partnership Units	15,000	15,000	15,000	15,000

See accompanying notes condensed to financial statements

F-2

WNC HOUSING TAX CREDIT FUND III, L.P.

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Six Months Ended September 30, 2012

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2012	$34,580	$(4,239,897)	$(4,205,317)

Net income	3,675	363,806	367,481

Partners’ equity (deficit) at September 30, 2012	$38,255	$(3,876,091)	$(3,837,836)

See accompanying notes condensed to financial statements

WNC HOUSING TAX CREDIT FUND III, L.P.

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2012 and 2011

(Unaudited)

	2012	2011

Cash flows from operating activities:
Net income	$367,481	$297,724
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of Local Limited Partnerships	(398,622)	(440,410)
Increase in other assets	(6,008)	(30,426)
Decrease in accrued fees and expenses due to General Partner and affiliates	(362,755)	(304,980)
Increase in accounts payable	-	5,746

Net cash used in operating activities	(399,904)	(472,346)

Cash flows from investing activities:
Proceeds from sale of Local Limited Partnerships	345,140	543,976

Net cash provided by investing activities	345,140	543,976

Net increase (decrease) in cash	(54,764)	71,630

Cash, beginning of period	122,452	57,638

Cash, end of period	$67,688	$129,268

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
General Partner equity balance was increased and accrued fees and expenses due to the General Partner was decreased as a result of forgiveness of debt by the General Partner.	$-	$45,828

Gain on sale of Local Limited Partnerships was increased and accrued fees and expenses due to the General Partner and affiliates was decreased for sales proceeds paid directly to Associates.	$60,000	$-

See accompanying notes condensed to financial statements

WNC HOUSING TAX CREDIT FUND III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2012.

Organization

WNC Housing Tax Credit Fund III, L.P. (the “Partnership”) is a California Limited Partnership formed under the laws of the State of California on May 10, 1991. The Partnership was formed to acquire limited partnership interests in other limited partnerships (“Local Limited Partnerships”) which own multi-family or senior housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

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

For the Quarterly Period Ended September 30, 2012

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

For the Quarterly Period Ended September 30, 2012

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2013.

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

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2012. As of all periods presented, all of the Housing Complexes had completed their Compliance Period.

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

WNC HOUSING TAX CREDIT FUND III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following table reflects the nine Local Limited Partnership interests that were sold during the six months ended September 30, 2012:

Local Limited Partnership	Debt at 12/31/11	Appraisal Value	Date of sale	Proceeds from sale	Sales related expenses	Gain on sale
Brownfield Seniors Community, Ltd	$652,456	$345,000	8/24/2012	$9,375	$1,066	$8,309

HOI Limited Partnership of Benson	888,951	980,000	8/31/2012	92,000	723	91,277

HOI Limited Partnership of Dallas	1,531,286	1,410,000	8/31/2012	26,953	723	26,230

HOI Limited Partnership of Dunn	725,521	610,000	8/31/2012	26,953	723	26,230

HOI Limited Partnership of Kings Mountain	1,092,109	925,000	8/31/2012	26,953	723	26,230

HOI Limited Partnership of Lee	1,741,565	1,640,000	8/31/2012	26,953	723	26,230

HOI Limited Partnership of Sanford	1,612,834	1,155,000	8/31/2012	26,953	723	26,230

HOI Limited Partnership of Selma	838,439	940,000	8/31/2012	102,000	723	101,277

Buffalo Apartments, Ltd	362,115	430,000	8/31/2012	67,000	391	66,609

All Local Limited Partnerships sold during the six months ended September 30, 2012 had reached the end of the Compliance Period. Therefore, no risk of credit recapture exists.

WNC HOUSING TAX CREDIT FUND III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following table represents the anticipated use of the cash proceeds from the disposition of the nine Local Limited Partnerships during the six months ended September 30, 2012.

Local Limited Partnership	Sale Proceeds	Payment of accrued asset management fees	Reimburse GP or affiliates for expenses	Remaining cash to remain in reserve for future expenses
Brownfield Seniors Community, Ltd	$9,375	$8,125	$-	$1,250

HOI Limited Partnership of Benson	92,000	91,000	-	1,000

HOI Limited Partnership of Dallas	26,953	25,953	-	1,000

HOI Limited Partnership of Dunn	26,953	25,953	-	1,000

HOI Limited Partnership of Kings Mountain	26,953	25,953	-	1,000

HOI Limited Partnership of Lee	26,953	25,953	-	1,000

HOI Limited Partnership of Sanford	26,953	25,953	-	1,000

HOI Limited Partnership of Selma	102,000	101,000	-	1,000

Buffalo Apartments, Ltd	67,000	60,000	-	7,000

WNC HOUSING TAX CREDIT FUND III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2012

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

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2012 and 2011 are recorded by the Partnership. Management’s estimate for the three and six-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2012, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2012 and March 31, 2012, the Partnership had no cash equivalents.

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

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2012 and March 31, 2012, the Partnership owns Local Limited Partnership interests in 1 and 10 Local Limited Partnerships, respectively. All of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 36 and 460 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the six months ended September 30, 2012 and 2011 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2012	2011

Revenues	$751,000	$2,483,000

Expenses
Interest expense	99,000	332,000
Depreciation and amortization	125,000	527,000
Operating expenses	507,000	1,890,000
Total expenses	731,000	2,749,000

Net income (loss)	$20,000	(266,000)
Net income (loss) allocable to the Partnership	$20,000	$(264,000)
Net income (loss) recorded by the Partnership	$-	$-

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

WNC HOUSING TAX CREDIT FUND III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $30,390 and $91,267 were incurred during the six months ended September 30, 2012 and 2011, respectively. The Partnership paid the General Partner and or its affiliates $447,640 and $251,968 of those fees during the six months ended September 30, 2012 and 2011, respectively.

(b)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $53,112 and $225,520 during the six months ended September 30, 2012 and 2011, respectively.

(c)	A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2002 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred during the six months ended September 30, 2012 or September 30, 2011.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2012	March 31, 2012

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$20,952	$26,456
Asset management fee payable	3,878,826	4,296,077

Total	$3,899,778	$4,322,533

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2012 and 2011, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2012 consisted of $68,000 in cash. Liabilities at September 30, 2012 consisted of $3,900,000 of accrued fees and expenses due to the General Partner and affiliates and $6,000 in accounts payable.

Results of Operations

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011. The Partnership’s net income for the three months ended September 30, 2012 was $368,000, reflecting an increase of $150,000 from the $218,000 net income experienced during the three months ended September 30, 2011. The change is largely due to an increase of $122,000 in gain on sale of Local Limited Partnerships during the three months ended September 30, 2012. The gain on sale of Local Limited Partnerships will vary from period to period, depending on the number of Housing Complexes that have been identified for disposition, the values of such Housing Complexes and the closing dates of such transactions. The legal and accounting fees increased by $(7,000) for the three months ended September 30, 2012 due to the timing of the accounting work performed for the Partnership. There was also a $28,000 decrease of asset management fees for the three months ended September 30, 2012. These fees are calculated based on the invested assets. As Local Limited Partnerships are sold, the invested assets decrease, thereby decreasing the asset management fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Six Months Ended September 30, 2012 Compared to the Six Months Ended September 30, 2011. The Partnership’s net income for the six months ended September 30, 2012 was $367,000, reflecting an increase of $69,000 from the $298,000 net income experienced during the six months ended September 30, 2011. The change is largely due to a decrease of $42,000 in gain on sale of Local Limited Partnerships during the six months ended September 30, 2012, compared to the six months ended September 30, 2011. The gain on sale of Local Limited Partnerships will vary from period to period, depending on the number of Housing Complexes that have been identified for disposition, the values of such Housing Complexes and the closing dates of such transactions. The legal and accounting fees decreased by $8,000 for the six months ended September 30, 2012 due to the timing of the accounting work performed for the Partnership. There was also a $61,000 decrease of asset management fees for the six months ended September 30, 2012. These fees are calculated based on the invested assets. As Local Limited Partnerships are sold, the invested assets decrease, thereby decreasing the asset management fees. Reporting fees increased by 23,000 for the three months ended September 30, 2012. Reporting fees fluctuate from year to year due to the face that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Liquidity and Capital Resources

Six Months Ended September 30, 2012 Compared to Six Months Ended September 30, 2011. The net decrease in cash during the six months ended September 30, 2012 was $(55,000) compared to a net increase in cash during the six months ended September 30, 2011 of $72,000. The change is due primarily to the fact that during the six months ended September 30, 2012 the Partnership received $345,000 in cash proceeds from the sale of Local Limited Partnerships compared to $544,000 received during the six months ended September 30, 2011. The proceeds received will vary from period to period, depending on the number of Housing Complexes that have been identified for disposition, the values of such Housing Complexes and the closing dates of such transactions. During the six months ended September 30, 2012, the Partnership paid $(388,000) and $(53,000) to the General Partner or an affiliate for accrued asset management fees and reimbursement of operating expenses, respectively, compared to $(252,000) and $(226,000), respectively, paid during the six months ended September 30, 2011. Each quarter, the Partnership evaluates its cash position and determines if payments are going to be made to the General Partner and/or affiliates. The reporting fees increased by $23,000 for the year ended September 30, 2012. As stated above, the reporting fees can vary from year to year depending on the available cash flows of the Local Limited Partnerships.

During the six months ended September 30, 2012, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and/or its affiliates, decreased by $423,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2012, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2013.

Recent Accounting Changes

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures NOT APPLICABLE

Item 5	Other Information

NONE

Item 6.	Exhibits

32.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.3	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.4	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at September 30, 2012 and March 31, 2012, (ii) the Condensed Statements of Operations for the three-month and six-month periods ended September 30, 2012 and September 30, 2011, (iii) the Condensed Statements of Cash Flows for the six months ended September 30, 2012 and September 30, 2011 and (iv) the Notes to Condensed Financial Statements.

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

Date: November 13, 2012

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 13, 2012

