Form 10-Q
period 2012-12-31
WNC HOUSING TAX CREDIT FUND III L P
filed 2013-02-08
CIK 875278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Yes [  ] No [X]

WNC HOUSING TAX CREDIT FUND III, L.P.

(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended December 31, 2012

2

WNC HOUSING TAX CREDIT FUND III, L.P.

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2012	March 31, 2012

ASSETS

Cash	$33,557	$122,452
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	-	510

Total Assets	$33,557	$122,962

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$3,887,318	$4,322,533
Accounts payable	5,746	5,746

Total Liabilities	3,893,064	4,328,279

Partners’ Equity (Deficit):
General Partner	38,038	34,580
Limited Partners (15,000 Partnership Units authorized; 15,000 Partnership Units issued and outstanding)	(3,897,545)	(4,239,897)

Total Partners’ Equity (Deficit)	(3,859,507)	(4,205,317)

Total Liabilities and Partners’ Equity (Deficit)	$33,557	$122,962

See accompanying notes condensed to financial statements

WNC HOUSING TAX CREDIT FUND III, L.P.

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2012 and 2011

(Unaudited)

	2012		2011
	Three Months	Nine Months	Three Months	Nine Months

Reporting fees	$-	$38,712	$-	$15,373
Distribution income	864	864	1,920	3,675
Other income	-	2,127	-	-

Total operating income	864	41,703	1,920	19,048

Operating expenses:
Asset management fees (Note 3)	1,334	31,724	22,304	113,571
Legal and accounting fees	12,171	44,636	25,316	65,528
Write off of other assets	-	-	16,769	16,769
Outsourcing expenses	-	5,668	-	14,433
State taxes	7,303	7,303	-	-
Other	1,732	5,213	2,897	16,813

Total operating expenses	22,540	94,544	67,286	227,114

Loss from operations	(21,676)	(52,841)	(65,366)	(208,066)

Gain on sale of Local Limited Partnerships (Note 2)	-	398,622	96,364	536,774

Interest income	5	29	27	41

Net income (loss)	$(21,671)	$345,810	$31,025	$328,749

Net income (loss) allocated to:
General Partner	$(217)	$3,458	$310	$3,287

Limited Partners	$(21,454)	$342,352	$30,715	$325,462

Net income (loss) per Partnership Unit	$(1)	$23	$2	$22

Outstanding weighted Partnership Units	15,000	15,000	15,000	15,000

See accompanying notes condensed to financial statements

F-2

WNC HOUSING TAX CREDIT FUND III, L.P.

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Nine Months Ended December 31, 2012

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2012	$34,580	$(4,239,897)	$(4,205,317)

Net income	3,458	342,352	345,810

Partners’ equity (deficit) at December 31, 2012	$38,038	$(3,897,545)	$(3,859,507)

See accompanying notes condensed to financial statements

WNC HOUSING TAX CREDIT FUND III, L.P.

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2012 and 2011

(Unaudited)

	2012	2011

Cash flows from operating activities:
Net income	$345,810	$328,749
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of Local Limited Partnerships	(398,622)	(536,774)
Write off of other assets	-	16,769
Increase in other assets	(6,008)	(37,748)
Decrease in accrued fees and expenses due to General Partner and affiliates	(375,215)	(343,923)
Increase in accounts payable	-	5,746

Net cash used in operating activities	(434,035)	(567,181)

Cash flows from investing activities:
Proceeds from sale of Local Limited Partnerships	345,140	661,759

Net cash provided by investing activities	345,140	661,759

Net increase (decrease) in cash	(88,895)	94,578

Cash, beginning of period	122,452	57,638

Cash, end of period	$33,557	$152,216

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
General Partner equity balance was increased and accrued fees and expenses due to the General Partner was decreased as a result of forgiveness of debt by the General Partner.	$-	$45,828

Gain on sale of Local Limited Partnerships was increased and accrued fees and expenses due to the General Partner and affiliates was decreased for sales proceeds paid directly to Associates.	$60,000	$-

See accompanying notes condensed to financial statements

WNC HOUSING TAX CREDIT FUND III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2012.

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

For the Quarterly Period Ended December 31, 2012

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

For the Quarterly Period Ended December 31, 2012

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2014.

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

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2012. As of all periods presented, all of the Housing Complexes had completed their Compliance Period.

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

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following table reflects the nine Local Limited Partnership interests that were sold during the nine months ended December 31, 2012:

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

All Local Limited Partnerships sold during the nine months ended December 31, 2012 had reached the end of the Compliance Period. Therefore, no risk of credit recapture exists.

WNC HOUSING TAX CREDIT FUND III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following table represents the anticipated use of the cash proceeds from the disposition of the nine Local Limited Partnerships during the nine months ended December 31, 2012.

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

For the Quarterly Period Ended December 31, 2012

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

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2012 and 2011 are recorded by the Partnership. Management’s estimate for the three and nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of December 31, 2012, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2012 and March 31, 2012, the Partnership had no cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2009 remain open.

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

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2012 and March 31, 2012, the Partnership owns Local Limited Partnership interests in 1 and 10 Local Limited Partnerships, respectively. Each of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 36 and 460 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the nine months ended December 31, 2012 and 2011 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2012	2011

Revenues	$810,000	$3,263,000

Expenses
Interest expense	123,000	428,000
Depreciation and amortization	134,000	681,000
Operating expenses	546,000	2,466,000
Total expenses	803,000	3,575,000

Net income (loss)	$7,000	(312,000)
Net income (loss) allocable to the Partnership	$7,000	$(309,000)
Net income (loss) recorded by the Partnership	$-	$-

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

WNC HOUSING TAX CREDIT FUND III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $31,724 and $113,571 were incurred during the nine months ended December 31, 2012 and 2011, respectively. The Partnership paid the General Partner and or its affiliates $447,640 and $336,166 of those fees during the nine months ended December 31, 2012 and 2011, respectively.

(b)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $88,112 and $238,105 during the nine months ended December 31, 2012 and 2011, respectively.

(c)	A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2002 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred during the nine months ended December 31, 2012 or December 31, 2011.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	December 31, 2012	March 31, 2012

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$7,157	$26,456
Asset management fee payable	3,880,161	4,296,077

Total	$3,887,318	$4,322,533

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2012 and 2011, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2012 consisted of $34,000 in cash. Liabilities at December 31, 2012 consisted of $3,887,000 of accrued fees and expenses due to the General Partner and affiliates and $6,000 in accounts payable.

Results of Operations

Three Months Ended December 31, 2012 Compared to the Three Months Ended December 31, 2011. The Partnership’s net loss for the three months ended December 31, 2012 was $(22,000), reflecting an decrease of $(53,000) from the $31,000 net income experienced during the three months ended December 31, 2011. The change is largely due to a decrease of $(96,000) in gain on sale of Local Limited Partnerships during the three months ended December 31, 2012, compared to the three months ended December 31, 2011. The gain on sale of Local Limited Partnerships will vary from period to period, depending on the number of Housing Complexes that have been identified for disposition, the values of such Housing Complexes and the closing dates of such transactions. The legal and accounting fees decreased by $13,000 for the three months ended December 31, 2012 due to the timing of the accounting work performed for the Partnership. There was also a $21,000 decrease of asset management fees for the three months ended December 31, 2012. These fees are calculated based on the invested assets. As Local Limited Partnerships are sold, the invested assets decrease, thereby decreasing the asset management fees. There was a $17,000 decrease in write off of other assets for the three months ended December 31, 2012. Capitalized costs from the potential disposition of a Local Limited Partnership were expensed due to the discontinuance of the plan to dispose of the property. The distribution income decreased by $(1,000) for the three months ended December 31, 2012. Distribution income fluctuates from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Nine Months Ended December 31, 2012 Compared to the Nine Months Ended December 31, 2011. The Partnership’s net income for the nine months ended December 31, 2012 was $346,000, reflecting an increase of $17,000 from the $329,000 net income experienced during the nine months ended December 31, 2011. There was a decrease of $138,000 in gain on sale of Local Limited Partnerships during the nine months ended December 31, 2012, compared to the nine months ended December 31, 2011. The gain on sale of Local Limited Partnerships will vary from period to period, depending on the number of Housing Complexes that have been identified for disposition, the values of such Housing Complexes and the closing dates of such transactions. The legal and accounting fees decreased by $21,000 for the nine months ended December 31, 2012 due to the timing of the accounting work performed for the Partnership. There was also an $82,000 decrease of asset management fees for the nine months ended December 31, 2012. These fees are calculated based on the invested assets. As Local Limited Partnerships are sold, the invested assets decrease, thereby decreasing the asset management fees. There was a $9,000 decrease in outsourcing expenses for the nine months ended December 31, 2012 due to the fact that the Partnership required less data entry support with the sales of Local Limited Partnerships. The reporting fees increased by $23,000 and the distribution income decreased by $(3,000) for the nine months ended December 31, 2012. Reporting fees and distributions fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. There was an increase in state taxes of $(7,000) for the nine months ended December 31, 2012 due to the timing of short period tax returns filed as a result of the sales of Local Limited Partnership.

Liquidity and Capital Resources

Nine Months Ended December 31, 2012 Compared to Nine Months Ended December 31, 2011. The net decrease in cash during the nine months ended December 31, 2012 was $(89,000) compared to a net increase in cash during the nine months ended December 31, 2011 of $95,000. The change is due primarily to the fact that during the nine months ended December 31, 2012 the Partnership received $345,000 in cash proceeds from the sale of Local Limited Partnerships compared to $662,000 received during the nine months ended December 31, 2011. The proceeds received will vary from period to period, depending on the number of Housing Complexes that have been identified for disposition, the values of such Housing Complexes and the closing dates of such transactions. During the nine months ended December 31, 2012, the Partnership paid $(388,000) and $(88,000) to the General Partner or an affiliate for accrued asset management fees and reimbursement of operating expenses, respectively, compared to $(336,000) and $(238,000), respectively, paid during the nine months ended December 31, 2011. Each quarter, the Partnership evaluates its cash position and determines if payments are going to be made to the General Partner and/or affiliates.

During the nine months ended December 31, 2012, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and/or its affiliates, decreased by $435,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2012, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2014.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NOT APPLICABLE

Item 5	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at December 31, 2012 and March 31, 2012, (ii) the Condensed Statements of Operations for the three-month and nine-month periods ended December 31, 2012 and December 31, 2011, (iii) the Condensed Statements of Cash Flows for the nine months ended December 31, 2012 and December 31, 2011 and (iv) the Notes to Condensed Financial Statements.

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

Date: February 8, 2013

By:	/s/ Melanie R. Wenk

Melanie R. Wenk

Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 8, 2013

